Form 10-Q
period 1997-06-30
JOURNAL REGISTER CO
filed 1997-08-14
CIK 1035815

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           For the quarterly period ended JUNE 30, 1997
                                                          -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             For the transition period from ____ to ____.

                                       Commission File Number: 1-12955


                            JOURNAL REGISTER COMPANY

-------------------------------------------------------------------------------
             [Exact name of registrant as specified in its charter]

         Delaware                                       22-3498615
-------------------------------             ------------------------------------
   (State of incorporation)                 (I.R.S. Employer Identification No.)




                50 West State Street, Trenton, New Jersey  08608-1298
                -----------------------------------------------------
                 (Address of principal executive offices) (zip code)


                                   (609) 396-2200
                ----------------------------------------------------
                (Registrant's telephone number, including area code)


                                      NOT APPLICABLE
            -------------------------------------------------------------
            (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES / X /  NO /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value
- 48,437,500 shares outstanding as of August 5, 1997.

================================================================================

                                 Journal Register Company
                                    INDEX TO FORM 10-Q

                                                                      Page No.
                                                                      --------


PART I.  FINANCIAL INFORMATION

     Item 1.     Consolidated Balance Sheets at June 30, 1997
                    and December 31, 1996 (Unaudited) . . . . . . . . .  2-3

                 Consolidated Statements of Operations for the
                    three months and six months ended June 30, 1997
                    and 1996 (Unaudited). . . . . . . . . . . . . . . .  4

                 Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1997 and 1996
                    (Unaudited) . . . . . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements
                    (Unaudited) . . . . . . . . . . . . . . . . . . . .  6-7


     Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . . .  8-11


PART II. OTHER INFORMATION

     Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .  12

     Item 2.     Changes in Securities. . . . . . . . . . . . . . . . .  12

     Item 3.     Default upon Senior Securities . . . . . . . . . . . .  12

     Item 4.     Submission of Matters to a Vote of Security Holders. .  12

     Item 5.     Other Information. . . . . . . . . . . . . . . . . . .  12

     Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .  12

     Signature                                                           12

                             JOURNAL REGISTER COMPANY
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
           (Amounts in thousands, except share and per share amounts)

                                                   JUNE 30,       DECEMBER 31,
                                                     1997             1996
                                                 ------------     ------------
ASSETS
 Current assets:
  Cash and cash equivalents                           $6,578           $8,546
  Accounts receivable, less allowance
       for doubtful accounts of $4,550 at
       June 30, 1997 and $4,173 at
       December 31, 1996                              44,873           44,064
  Inventories                                          7,073            6,204
  Prepaid income taxes                                   594               --
  Deferred income taxes                                4,239            2,951
  Other current assets                                 3,522            4,270
                                                ------------     ------------
   Total current assets                               66,879           66,035
                                                ------------     ------------

 Property, plant and equipment:
  Land                                                 7,135            7,260
  Buildings and improvements                          59,618           59,001
  Machinery and equipment                            139,438          135,937
                                                ------------     ------------
                                                     206,191          202,198
  Less accumulated depreciation                      117,693          110,485
                                                ------------     ------------
   Property, plant and equipment, net                 88,498           91,713

 Deferred income taxes                                    --              223

 Intangible and other assets, net of
      accumulated amortization of $21,036 at
      June 30, 1997 and $17,611 at
      December 31, 1996                              146,974          148,014

                                                ------------     ------------
                                                    $302,351         $305,985
                                                ============     ============



                               See accompanying notes.

                             JOURNAL REGISTER COMPANY
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
          (Amounts in thousands, except share and per share amounts)

                                                   JUNE 30,       DECEMBER 31,
                                                     1997             1996
                                                 ------------     ------------


LIABILITIES AND STOCKHOLDERS'/ MEMBERS' DEFICIT
 Current liabilities:
  Current maturities of long-term debt               $50,634          $54,174
  Accounts payable                                     8,796            7,200
  Income taxes payable                                    --            1,196
  Accrued interest                                     5,767            7,498
  Deferred subscription revenue                        5,663            5,879
  Other accrued expenses and current
        liabilities                                   19,528           15,947
                                                ------------     ------------
   Total current liabilities                          90,388           91,894

 Senior debt, less current maturities                462,360          566,390
 Subordinated notes due to members                        --           33,319
 Deferred income taxes                                   687               --
 Accrued retiree benefits and other liabilities       13,749           11,603
 Income taxes payable                                 25,922           26,438

 Commitments and contingencies

                                                ------------     ------------
   Total liabilities                                 593,106          729,644
                                                ------------     ------------

Stockholders' / members' deficit
 Membership interests                                     --            2,104
 Common stock, $.01 par value, 300,000,000
  shares authorized and 48,437,500 shares
  issued and outstanding at June 30, 1997                484               --
 Additional paid-in capital                          358,234          222,167
 Accumulated deficit                                (649,473)        (647,930)
                                                ------------     ------------
  Total stockholders' / members' deficit            (290,755)        (423,659)
                                                ------------     ------------
                                                    $302,351         $305,985
                                                ============     ============


                         See accompanying notes.

                             JOURNAL REGISTER COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
           (Amounts in thousands, except share and per share amounts)

                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                              ---------------------             ---------------------
                                              1997             1996             1997             1996
                                              ----             ----             ----             ----
REVENUES:
 Advertising                                $69,564          $66,562         $129,983         $125,230
 Circulation                                 20,082           20,114           39,912           39,853
                                       ------------     ------------     ------------     ------------
 Newspaper revenues                          89,646           86,676          169,895          165,083
 Commercial printing and other                3,005            3,691            5,796            7,493
                                       ------------     ------------     ------------     ------------
                                             92,651           90,367          175,691          172,576

OPERATING EXPENSES:
 Salaries and employee benefits              28,295           27,689           56,958           55,818
 Newsprint, ink and printing charges         10,056           13,692           19,186           26,882
 Selling, general and administrative          7,594            7,852           15,236           15,471
 Depreciation and amortization                5,483            5,302           10,901           10,259
 Special charge                              31,899             --             31,899             --
 Other                                        9,890            9,906           19,433           19,530
                                       ------------     ------------     ------------     ------------
                                             93,217           64,441          153,613          127,960
                                       ------------     ------------     ------------     ------------
 Operating income (loss)                       (566)          25,926           22,078           44,616


OTHER INCOME (EXPENSE):
 Interest expense                           (11,666)         (14,111)         (24,626)         (29,605)
 Interest income                                  6               52               19               68
 Other                                           (6)             155              (47)            (111)
                                       ------------     ------------     ------------     ------------

 Income (loss) before provision
      (benefit) for  income taxes           (12,232)          12,022           (2,576)          14,968

Provision (benefit) for income taxes         (4,965)           4,055           (1,033)           5,049
                                       ------------     ------------     ------------     ------------
  Net income (loss)                         ($7,267)          $7,967          ($1,543)          $9,919
                                       ============     ============     ============     ============

Net loss per common share                     $0.16               --            $0.04               --
                                       ============     ============     ============     ============

Weighted average common shares
   outstanding                           44,178,434               --       41,087,638               --
                                       ============     ============     ============     ============

Pro forma net income per
   common share                                  --            $0.21               --            $0.26
                                       ============     ============     ============     ============

Pro forma weighted average
   common shares outstanding                     --       37,962,500               --       37,962,500
                                       ============     ============     ============     ============

                                     See accompanying notes.

                             JOURNAL REGISTER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               ---------------------------
                                                                 1997             1996
                                                               ----------       ----------
Cash flows from operating activities:
 Net income (loss)                                               ($1,543)          $9,919
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                   10,901           10,259
  Provision for losses on accounts receivable                      1,570            1,689
  (Gain) loss on sale of property, plant and equipment              (169)              18
  Non-cash portion of special charge                              15,400              --
  Deferred income tax benefit                                       (378)          (1,718)
  Increase in accounts receivable                                 (2,379)          (1,499)
  (Increase) decrease in inventories                                (869)           7,076
  Increase (decrease) in accounts payable                          1,596           (2,292)
  (Decrease) increase in income taxes payable, net of
   (increase) decrease in prepaid income taxes                    (2,306)           3,554
  Decrease in accrued interest                                    (1,731)          (1,738)
  Decrease in deferred subscription revenue                         (216)            (387)
  Increase (decrease) in accrued retiree benefits and
            other liabilities                                      2,146           (1,088)
  (Increase) decrease in other assets, net of increase
   (decrease) in other liabilities                                 1,944              (63)
                                                               ---------        ---------
  Net cash provided by operating activities                       23,966           23,730
                                                               ---------        ---------
Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment                 519                3
 Additions to property, plant and equipment                       (4,611)          (3,137)
                                                               ---------        ---------
  Net cash used in investing activities                           (4,092)          (3,134)
                                                               ---------        ---------
Cash flows from financing activities:
 Proceeds from issuance of:
  Senior bank debt                                                 7,000            5,000
  Accretion of subordinated notes                                  1,205            1,506
 Repayment of senior bank debt                                  (114,570)         (29,110)
 Repayment of subordinated notes and accreted interest           (34,524)             --
 Net proceeds from issuance of common stock                      119,047              --
                                                               ---------        ---------
  Net cash used in financing activities                          (21,842)         (22,604)
                                                               ---------        ---------

Net decrease in cash and cash equivalents                         (1,968)          (2,008)

Cash and cash equivalents, beginning of period                     8,546            8,623
                                                               ---------        ---------
Cash and cash equivalents, end of period                          $6,578           $6,615
                                                               =========        =========


Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                       $24,984          $29,332
  Income taxes                                                   $ 1,651          $ 3,206

Supplemental disclosures of non-cash financing activities:
 Issuance of additional subordinated notes                        $1,205           $1,506


                                  See accompanying notes.

                               JOURNAL REGISTER COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (Unaudited)


1.  ORGANIZATION AND BASIS OF PRESENTATION

         Journal Register Company (together with its consolidated subsidiaries, the "Company" or "JRC") primarily publishes small metropolitan and suburban daily and suburban and community non-daily newspapers in Connecticut, Ohio, Philadelphia and its surrounding areas, the greater St. Louis area and central New England and has commercial printing operations in Connecticut, Ohio and Missouri.

         The consolidated interim financial statements included herein include the accounts of JRC and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals and the special charge relating to the management bonus and discontinuance of a management incentive plan) necessary to present fairly its financial position as of June 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the December 31, 1996 Audited Combined Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.  AMENDMENT TO CREDIT AGREEMENT

         In May 1997, the Company consummated an amended and restated credit agreement (as amended, the "Credit Agreement") to amend the terms of the Senior Secured Term Loans (the "Term Loan") and a Senior Secured Revolving Credit Facility (the "Revolver") (collectively, the "Senior Facilities"). The Credit Agreement provides for the $398.0 million Term Loan and the $235.0 million Revolver.

         The amounts outstanding under the Senior Facilities bear interest at
(i) 1 1/2% to 1/2% above the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the Prime Rate or 1/2% above the Federal Funds Rate. The interest rate spreads are dependent upon the debt to twelve months trailing cash flow ratio (as defined in the Credit Agreement) and reduce as such ratio declines. The Term Loan provides for quarterly repayment of principal as scheduled in the Credit Agreement. The Revolver has a step-down of availability of $40.0 million on each of December 31, 2000, 2001 and 2002. The final $115.0 million of availability expires and, if outstanding, is due on December 31, 2003.

3.  INITIAL PUBLIC OFFERING AND SPECIAL CHARGE

         In May 1997, the Company completed an initial public offering of 9,375,000 shares of its common stock (the "Offering") at a price of $14 per share. In connection therewith, the Company's shares began trading on the New York Stock Exchange under the symbol JRC. The net proceeds to the Company from the Offering were approximately $119.0 million, which the Company used to repay a portion of the amounts outstanding under the Term Loan and to retire all of the outstanding principal amount of and accrued and unpaid interest on the Company's Subordinated Notes.

         On June 6, 1997, pursuant to an agreement with the underwriters of the Offering (the "Underwriting Agreement"), the underwriters exercised their option to purchase 1,406,250 additional shares of common stock at a price of $14 per share. In accordance with the Underwriting Agreement, these shares were purchased directly from Warburg, Pincus Capital Partners, L.P., a shareholder of the Company prior and subsequent to the Offering, and were purchased solely for the purpose of covering over-allotments made in connection with the Offering.

         In connection with the Offering, the Company incurred a special charge in the 1997 second quarter of $31.9 million (before benefit for income taxes of $13.0 million) comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. The management bonus was comprised of 1,100,000 shares of the Company's common stock and a cash portion to satisfy the recipients' tax obligations arising from the management bonus.

4.  ADOPTION OF 1997 STOCK INCENTIVE PLAN

         Prior to the completion of the Offering (described above), the Company's Board of Directors (the "Board") adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). Subject to adjustment as provided in the 1997 Plan, the 1997 Plan authorizes the granting of up to 4,843,750 shares of the Company's common stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights), to acquire common stock; (ii) awards of restricted shares of common stock; and (iii) performance units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee or such other committee of the Board as the Board may designate.

         On May 21, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 to register the 4,843,750 shares of the Company's common stock covered by the 1997 Plan.

         The Company has granted options to purchase 968,750 shares of the Company's common stock at an exercise price of $14 per share and options to purchase 968,750 shares of the Company's common stock at an exercise price of $21 per share. These options are exercisable at cumulative intervals of 20% commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100% may be exercised. These options expire ten (10) years after issuance. The 1997 Plan will be accounted for in accordance with APB Opinion No. 25.

5.  EARNINGS PER COMMON SHARE

         Earnings per common share are based upon the weighted average number of shares outstanding during the periods in 1997. All outstanding stock options are antidilutive for 1997 and, therefore, they are not included as common stock equivalents in earnings per share calculations.

         Pro forma net income per common share for 1996 was calculated reflecting the 37,962,500 shares which were issued and outstanding prior to the Offering, but subsequent to December 31, 1996.

         Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") established standards for computing and presenting earnings per share ("EPS"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. EPS computed using SFAS 128 would not be materially different from EPS for all periods presented.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

    Journal Register Company's principal business is publishing newspapers in the United States, where its publications are primarily small metropolitan and suburban daily newspapers and suburban and community non-daily newspapers. The Company's revenues are derived from advertising, paid circulation and commercial printing and other.

     Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

OPERATING SUMMARY

     REVENUES. In the three months ended June 30, 1997, revenues increased $2.3 million, or 2.5%, to $92.7 million, primarily due to an increase in advertising revenues. In the first six months of 1997, revenues increased $3.1 million, or 1.8%, to $175.7 million, also primarily due to advertising revenues. Newspaper revenues increased $3.0 million, or 3.4%, to $89.6 million in the 1997 second quarter, principally due to increased classified advertising revenues (primarily volume increases and the December 13, 1996 acquisition of the Taunton Daily Gazette (the "Taunton acquisition")). Newspaper revenues increased $4.8 million, or 2.9%, to $169.9 million in the first six months of 1997, also principally due to increased classified advertising revenues (primarily volume increases and the Taunton acquisition). Circulation revenues were steady at $20.1 million in the 1997 second quarter, and at $39.9 million in the year-to-date period. Commercial printing and other represented 3.2% and 3.3% of the Company's revenues in the second quarter and first six months of 1997, respectively, as compared to 4.1% and 4.3% in the second quarter and first six months of 1996, respectively.

     SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefits were 30.5% and 30.6% of the Company's revenues in the second quarters of 1997 and 1996, respectively. For the first six months of 1997 and 1996, salaries and employee benefits were 32.4% and 32.3% of the Company's revenues, respectively. In the second quarter of 1997, salaries and employee benefits increased $606,000, or 2.2%, to $28.3 million, primarily due to the Taunton acquisition. In the first six months of 1997, salaries and employee benefits increased $1.1 million, or 2.0%, to $57.0 million, also primarily due to the Taunton acquisition.

     NEWSPRINT, INK AND PRINTING CHARGES. In the second quarter and first six months of 1997, newsprint, ink and printing charges were 10.9% of the Company's revenues, as compared to 15.2% and 15.6% in the second quarter and first six months of 1996, respectively. Newsprint, ink and printing charges decreased $3.6 million, or 26.6%, in the second quarter of 1997 to $10.1 million, primarily as a result of a decrease in the average price per ton of newsprint, which accounts for approximately $3.2 million of this decrease. In the first six months of 1997, newsprint, ink and printing charges decreased $7.7 million, or 28.6%, to $19.2 million, also primarily as a result of the decrease in the average price per ton of newsprint, which accounts for approximately $6.3 million of this decrease.

     Significant increases in newsprint costs could have a material adverse effect on the financial condition or results of operations of the Company. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements including web width reductions, inventory management and advertising and circulation price increases.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative were 8.2% and 8.7% of the Company's revenues in the second quarters of 1997 and 1996, respectively, and 8.7% and 9.0% in the first six months of 1997 and 1996, respectively. Selling, general and administrative for the second quarter of 1997 decreased $258,000, or 3.3%, to $7.6 million. For the first six months of 1997, selling, general and administrative decreased $235,000, or 1.5%, to $15.2 million, primarily due to web site development costs incurred in the prior-year period, coupled with general cost control in 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization were 5.9% of the Company's revenues in both the second quarters of 1997 and 1996, and 6.2% and 5.9% in the first six months of 1997 and 1996, respectively. Depreciation and amortization increased $181,000, or 3.4%, to $5.5 million in the 1997 second quarter and increased $642,000, or 6.3%, to $10.9 million in the first six months of 1997, primarily due to an overall increase in capitalized assets, including the effects of the Taunton acquisition.

     OTHER EXPENSES. Other expenses were 10.7% and 11.0% of the Company's revenues in the second quarters of 1997 and 1996, respectively, and 11.1% and 11.3% in the first six months of 1997 and 1996, respectively. Other expenses remained basically flat for the first quarter and first six months of 1997, decreasing $16,000 and $97,000, respectively.

     SPECIAL CHARGE. In connection with the Company's initial public offering of common stock, the Company incurred a special charge in the 1997 second quarter of $31.9 million (before benefit for income taxes of $13.0 million) comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. The management bonus was comprised of 1,100,000 shares of common stock and a cash portion to satisfy the recipients' tax obligations arising from the management bonus.

     OPERATING INCOME (LOSS). Operating income (loss) decreased $26.5 million to ($566,000) in the 1997 second quarter, and decreased $22.5 million to $22.1 million in the first six months of 1997. Excluding the special charge described above, second quarter 1997 operating income increased $5.4 million, or 20.9%, to $31.3 million. On the same basis, operating income increased $9.4 million, or 21.0%, in the first six months of 1997 to $54.0 million. Also on the same basis, as a percentage of revenues, operating income increased to 33.8% in the second quarter of 1997 from 28.7% in the second quarter of 1996, and to 30.7% in the first six months of 1997 from 25.9% in the first six months of 1996.

     INTEREST EXPENSE. Interest expense was $11.7 million in the second quarter of 1997, a decrease of $2.4 million, or 17.3%. The quarter-to-quarter change reflects a decrease in average borrowing rates and a $96.7 million decrease in average debt outstanding during the second quarter of 1997. The decrease in average borrowing rates is primarily a result of a decrease in the applicable margin due to: (i) reduced leverage and (ii) the Company's amended credit agreement. Interest expense was $24.6 million in the first six months of 1997, a decrease of $5.0 million, or 16.8%. The six-month period-to-period change also reflects a decrease in average borrowing rates as noted above and a $72.2 million decrease in average debt outstanding in the 1997 period. Pro forma interest expense reflecting the effects of the Company's initial public offering and amended Credit Agreement as if they had occurred on January 1, 1997 would have been $9.2 million and $18.5 million for the three- and six-month periods ended June 30, 1997, respectively.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company reported effective tax rates of 40.6% and 33.7% for the quarters ended June 30, 1997 and 1996, respectively, and 40.1% and 33.7% for the first six months of 1997 and 1996, respectively. In 1996, the effective tax rate was lower than the combined federal and state statutory rates primarily due to the recognition of tax benefits which had been offset by a valuation allowance in previous years. In the second quarter and first six months of 1997, the effective tax rate approximates the combined federal and state statutory rates. As a result of the Company's planned implementation of various tax saving strategies, the Company expects an effective tax rate of approximately 37% for 1998, excluding the effects of any future acquisitions.

     NET LOSS. Net loss as reported on an historical basis was $7.3 million or $.16 per share, and $1.5 million or $.04 per share for the three- and six-month periods ended June 30, 1997, respectively.

OTHER INFORMATION

     EBITDA(1). EBITDA excluding the special charge, rose 17.9% to $36.8 million in the 1997 second quarter. On the same basis, the Company's EBITDA margin reached 39.7% for the 1997 second quarter, as compared to 34.6% in the prior-year quarter. For the first six months of 1997, on the same basis, EBITDA rose 18.2% to $64.9 million. Also on the same basis, the Company's EBITDA margin was 36.9% for the first six months of 1997 as compared to 31.8% for the first six months of 1996.

     Net income adjusted for the effects of the Company's initial public offering and the planned implementation of tax saving strategies as if they had occurred and been implemented, respectively, as of January 1, 1997 and excluding the special charge described above, would have been $13.9 million or $.29 per share in the second quarter of 1997, and $22.4 million or $.46 per share in the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically generated strong positive cash flow. The Company believes cash flow from operations will be sufficient to fund its operations, capital expenditures and long-term debt obligations. The Company also believes that cash flow from operations and future borrowings, and its ability to issue common stock as consideration for future acquisitions, will provide it with the flexibility to fund its acquisition strategy while continuing to meet its operating needs, capital expenditures and long-term debt obligations.

   CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities remained relatively constant, increasing $236,000 to $24.0 million in the first six months of 1997.

   CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities increased $1.0 million to $4.1 million in the first six months of 1997. This increase was primarily due to increased capital expenditures, partially offset by increased proceeds on the sale of property, plant and equipment. The Company has a capital expenditure program (excluding acquisitions) of approximately $9.5 million in place for 1997, which includes spending on technology, including prepress and business systems; computer hardware; other machinery and equipment; plants and properties; and vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. It is expected that the 1997 capital expenditure program will be funded from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas may necessitate the construction of a centralized production facility within the next two to three years. Costs for this facility are estimated to be $25.0 million overall.

--------------------------------

(1) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash charges. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities (as determined in accodance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

   CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities decreased $762,000 to $21.8 million in the first six months of 1997. The net cash used in financing activities has remained relatively constant in the year-to-year periods; however, the 1997 activity reflects proceeds of approximately $119.0 million, from the sale of common stock in the Company's initial public offering, which were used to repay a portion of the the amounts outstanding under the Senior Secured Term Loans (the "Term Loan") and a Senior Secured Revolving Credit Facility (the "Revolver") (collectively, the "Senior Facilities") and to retire all of the outstanding principal amount of and accrued and unpaid interest on the Company's Subordinated Notes.

   In May 1997, the Company consummated an amended and restated credit agreement (as amended, the "Credit Agreement") to amend the terms of the Senior Facilities. The Credit Agreement provides for, among other things, $398.0 million of Term Loan, $235.0 million of Revolver and a reduction in the Applicable Margin (as defined in the Credit Agreement).

   The amounts outstanding under the Senior Facilities bear interest at (i)
1 1/2% to 1/2% above the London Interbank Offered Rate ("LIBOR") or (ii) the higher of the Prime Rate or 1/2% above the Federal Funds Rate. The interest rate spreads are dependent upon the debt to twelve months trailing cash flow ratio (as defined in the Credit Agreement) and reduce as such ratio declines. The Term Loan provides for quarterly repayment of principal as scheduled in the Credit Agreement. The Revolver has a step-down of availability of $40.0 million on each of December 31, 2000, 2001 and 2002. The final $115.0 million of availability expires and, if outstanding, is due on December 31, 2003.

   As of June 30, 1997, the Company had outstanding indebtedness, due and payable in installments through 2003, of $513.0 million, of which $126.0 million was outstanding under the Revolver. There was $109.0 million of unused and available balance under the Revolver at June 30, 1997.

   The Company manages its exposure to interest rate fluctuations by entering into interest rate protection agreements. If the Company's Total Debt Ratio (as defined in the Credit Agreement) is 3.0 to 1.0 or greater, the Company is required to have interest rate protection for a minimum of 50% of its outstanding balance under the Senior Facilities. The Company has in place interest rate swap and collar agreements. During the first six months of 1997, the Company's weighted average effective interest rate on its outstanding balance was approximately 7.7%, which takes into account the interest rate protection agreements in effect at that time.

   INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) a decline in general economic conditions,
(ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgement in pending or future litigation, (iv) increased competitive pressure from current competitors and future market entrants, and
(v) sales of substantial amounts of the Common Stock in the public markets, or the perception that such sales could occur. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

     NONE

ITEM 2.  CHANGES IN SECURITIES

     NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     NONE






                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



     Date: ______________              JOURNAL REGISTER COMPANY


                                       By: _____________________

                                           Jean B. Clifton
                                           Executive Vice President
                                           Chief Financial Officer & Treasurer


                                           (signing on behalf of the registrant
                                           and as principal financial officer)