Form 10-Q
period 1997-09-30
JOURNAL REGISTER CO
filed 1997-11-14
CIK 1035815

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                    OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______
                      Commission File Number: 1-12955

                          Journal Register Company
             (Exact name of registrant as specified in its charter)

               Delaware                                22-3498615
       -----------------------                     ------------------
       (State of incorporation)                    (I.R.S. Employer
                                                   Identification No.)

             50 West State Street, Trenton, New Jersey   08608-1298
            -------------------------------------------------------
             (Address of principal executive office)   (zip code)

                               (609) 396-2200
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

                                     Not Applicable
        -------------------------------------------------------------
        (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value - 48,437,500 shares outstanding as of November 13, 1997.

                            JOURNAL REGISTER COMPANY
                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

    Item 1.   Consolidated Balance Sheets at September 30, 1997
               and December 31, 1996 (Unaudited).......................    2-3

              Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and 1996
               (Unaudited).............................................    4

              Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1997 and 1996 (Unaudited)...........    5

              Notes to Consolidated Financial Statements (Unaudited)...    6-7

    Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................    8-11

PART II. OTHER INFORMATION

    Item 1.        Legal Proceedings....................................    12

    Item 2.        Changes in Securities................................    12

    Item 3.        Default upon Senior Securities.......................    12

    Item 4.        Submission of Matters to a Vote of Security Holders..    12

    Item 5.        Other Information....................................    12

    Item 6.        Exhibits and Reports on Form 8-K.....................    12

    Signature                                                               12

                            JOURNAL REGISTER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Assets
  Current assets:
    Cash and cash equivalents.......................................................   $     6,573    $    8,546
    Accounts receivable, less allowance for doubtful accounts of $5,133 at September
      30, 1997 and $4,173 at December 31, 1996......................................        45,766        44,064
    Inventories.....................................................................         7,633         6,204
    Deferred income taxes...........................................................         2,948         2,951
    Other current assets............................................................         4,020         4,270
                                                                                      -------------  ------------
      Total current assets..........................................................        66,940        66,035
                                                                                      -------------  ------------
Property, plant and equipment:
  Land..............................................................................         7,135         7,260
  Buildings and improvements........................................................        59,654        59,001
  Machinery and equipment...........................................................       141,553       135,937
                                                                                      -------------  ------------
                                                                                           208,342       202,198
  Less accumulated depreciation.....................................................       121,061       110,485
                                                                                      -------------  ------------
    Property, plant and equipment, net..............................................        87,281        91,713

Deferred income taxes...............................................................       --                223

Intangible and other assets, net of accumulated amortization of $22,733 at September
  30, 1997 and $17,611 at December 31, 1996.........................................       145,031       148,014
                                                                                      -------------  ------------
                                                                                       $   299,252    $  305,985
                                                                                      =============  ============

                            See accompanying notes.

                            JOURNAL REGISTER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
Liabilities and Stockholders' / Members' Deficit
  Current liabilities:
    Current maturities of long-term debt............................................   $    53,858    $   54,174
    Accounts payable................................................................         9,701         7,200
    Income taxes payable............................................................           356         1,196
    Accrued interest................................................................         5,404         7,498
    Deferred subscription revenue...................................................         5,651         5,879
    Other accrued expenses and current liabilities..................................        16,767        15,947
                                                                                      -------------  ------------
      Total current liabilities.....................................................        91,737        91,894

Senior debt, less current maturities................................................       442,095       566,390
Subordinated notes due to members...................................................       --             33,319
Deferred income taxes...............................................................         1,734        --
Accrued retiree benefits and other liabilities......................................        13,624        11,603
Income taxes payable................................................................        29,849        26,438

Commitments and contingencies
                                                                                      -------------  ------------
      Total liabilities.............................................................       579,039       729,644
                                                                                      -------------  ------------
Stockholders' / members' deficit
  Membership interests..............................................................       --              2,104
  Common stock, $.01 par value, 300,000,000 shares authorized and 48,437,500 shares
    issued and outstanding at September 30, 1997....................................           484        --
  Additional paid-in capital........................................................       358,234       222,167
  Accumulated deficit...............................................................      (638,505)     (647,930)
                                                                                      -------------  ------------
      Total stockholders' / members' deficit........................................      (279,787)     (423,659)
                                                                                      -------------  ------------
                                                                                       $   299,252    $  305,985
                                                                                      =============  ============

                            See accompanying notes.

                            JOURNAL REGISTER COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Revenues:
  Advertising............................................  $     66,239  $     63,281  $    196,222  $    188,511
  Circulation............................................        20,265        19,945        60,177        59,798
                                                           ------------  ------------  ------------  ------------
  Newspaper revenues.....................................        86,504        83,226       256,399       248,309
  Commercial printing and other..........................         2,989         3,404         8,785        10,897
                                                           ------------  ------------  ------------  ------------
                                                                 89,493        86,630       265,184       259,206
Operating expenses:
  Salaries and employee benefits.........................        28,443        27,724        85,401        83,542
  Newsprint, ink and printing charges....................        10,348        11,984        29,534        38,866
  Selling, general and administrative....................         7,803         7,611        23,039        23,082
  Depreciation and amortization..........................         5,074         4,937        15,975        15,196
  Special charge.........................................       --            --             31,899       --
  Other..................................................        10,387         9,895        29,820        29,425
                                                           ------------  ------------  ------------  ------------
                                                                 62,055        62,151       215,668       190,111
                                                           ------------  ------------  ------------  ------------
  Operating income.......................................        27,438        24,479        49,516        69,095

Other income (expense):
  Interest expense.......................................        (9,102)      (14,091)      (33,727)      (43,697)
  Interest income........................................            14            29            33            97
  Other..................................................            (4)          (73)          (52)         (183)
                                                           ------------  ------------  ------------  ------------
    Income before provision for income taxes.............        18,346        10,344        15,770        25,312

Provision for income taxes...............................         7,378         3,489         6,345         8,538
                                                           ------------  ------------  ------------  ------------
    Net income...........................................  $     10,968  $      6,855  $      9,425  $     16,774
                                                           ============  ============  ============  ============

Net income per common share..............................  $       0.23       --       $       0.22       --
                                                           ============  ============  ============  ============

Weighted average common shares outstanding...............    48,437,500       --         43,564,515       --
                                                           ============  ============  ============  ============

Pro forma net income per common share....................       --       $       0.18       --       $       0.44
                                                           ============  ============  ============  ============

Pro forma weighted average common shares outstanding.....       --         37,962,500       --         37,962,500
                                                           ============  ============  ============  ============

                            See accompanying notes.

                            JOURNAL REGISTER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                              ---------------------
                                                                                                 1997       1996
                                                                                              ----------  ---------
Cash flows from operating activities:
  Net income................................................................................  $    9,425  $  16,774
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...........................................................      15,975     15,196
    Provision for losses on accounts receivable.............................................       2,210      2,612
    (Gain) loss on sale of property, plant and equipment....................................        (169)         1
    Non-cash portion of special charge......................................................      15,400     --
    Increase (decrease) in deferred income taxes............................................       1,960     (2,897)
    Increase in accounts receivable.........................................................      (3,912)    (2,384)
    (Increase) decrease in inventories......................................................      (1,429)     9,820
    Increase (decrease) in accounts payable.................................................       2,501     (1,910)
    Increase in income taxes payable........................................................       2,571      7,549
    Decrease in accrued interest............................................................      (2,094)    (1,720)
    Decrease in deferred subscription revenue...............................................        (228)      (819)
    Increase in accrued retiree benefits and other liabilities..............................       2,021      2,976
    (Increase) decrease in other assets, net of increase (decrease) in other liabilities....      (1,066)    (4,478)
                                                                                              ----------  ---------
    Net cash provided by operating activities...............................................      43,165     40,720
                                                                                              ----------  ---------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment.......................................         544         93
  Additions to property, plant and equipment................................................      (6,799)    (5,330)
                                                                                              ----------  ---------
    Net cash used in investing activities...................................................      (6,255)    (5,237)
                                                                                              ----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of:
    Senior bank debt........................................................................       1,000      4,000
    Accretion of subordinated notes.........................................................       1,205      2,274
  Repayment of senior debt..................................................................    (125,611)   (43,676)
  Repayment of subordinated notes and accreted interest.....................................     (34,524)    --
  Net proceeds from issuance of common stock................................................     119,047     --
                                                                                              ----------  ---------
    Net cash used in financing activities...................................................     (38,883)   (37,402)
                                                                                              ----------  ---------
Net decrease in cash and cash equivalents...................................................      (1,973)    (1,919)

Cash and cash equivalents, beginning of period..............................................       8,546      8,622
                                                                                              ----------  ---------
Cash and cash equivalents, end of period....................................................  $    6,573  $   6,703
                                                                                              ==========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................................................  $   35,821  $  41,643
    Income taxes............................................................................  $    1,812  $   3,846

Supplemental disclosures of non-cash financing activities:
  Issuance of additional subordinated notes.................................................  $    1,205  $   2,274

                            See accompanying notes.

                               Journal Register Company
                      Notes to Consolidated Financial Statements
                                  September 30, 1997
                                     (Unaudited)



1.  Organization and Basis of Presentation

         Journal Register Company (together with its consolidated subsidiaries, the "Company" or "JRC") primarily publishes small metropolitan and suburban daily and suburban and community non-daily newspapers in Connecticut, Ohio, Philadelphia and its surrounding areas, the greater
    St. Louis area and central New England and has commercial printing operations in Connecticut and Ohio.

         The consolidated interim financial statements included herein include the accounts of JRC and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals and the special charge relating to the management bonus and discontinuance of a management incentive plan) necessary to present fairly its financial position as of September 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the December 31, 1996 Audited Combined Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.


2.  Amendment to Credit Agreement

         In May 1997, the Company consummated an amended and restated credit agreement (as amended, the "Credit Agreement") to amend the terms of the Senior Secured Term Loans (the "Term Loan") and a Senior Secured Revolving Credit Facility (the "Revolver") (collectively, the "Senior Facilities"). The Credit Agreement provided for the $398.0 million Term Loan and the $235.0 million Revolver.

         The amounts outstanding under the Senior Facilities bear interest at
     (i) 1 1/2% to 1/2% above the London Interbank Offered Rate ("LIBOR") or
     (ii) 0% to 1/4% above the higher of the Prime Rate or 1/2% above the Federal Funds Rate. The interest rate spreads are dependent upon the debt to twelve months trailing cash flow ratio (as defined in the Credit Agreement) and reduce as such ratio declines. The Term Loan provides for quarterly repayment of principal as scheduled in the Credit Agreement. The Revolver has a step-down of availability of $40.0 million on each of December 31, 2000, 2001 and 2002. The final $115.0 million of availability expires and, if outstanding, is due on December 31, 2003.


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

4.  Adoption of 1997 Stock Incentive Plan

         Prior to the completion of the Offering, the Company's Board of Directors (the "Board") adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). Subject to adjustment as provided in the 1997 Plan, the 1997 Plan authorizes the granting of up to 4,843,750 shares of the Company's common stock through:
     (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of common stock; and (iii) performance units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee or such other committee of the Board as the Board may designate.

         On May 21, 1997, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 to register the 4,843,750 shares of the Company's common stock covered by the 1997 Plan.

         The Company has granted options to purchase 968,750 shares of the Company's common stock at an exercise price equal to fair market value at the date of grant (substantially all at $14 per share) and options to purchase 968,750 shares of the Company's common stock at an exercise price of $21 per share. These options are exercisable at cumulative intervals of 20% commencing on the first anniversary of issuance and continuing through the fifth anniversary, at which time 100% may be exercised. These options expire ten (10) years after issuance. The 1997 Plan will be accounted for in accordance with APB Opinion No. 25.


5.  Earnings Per Common Share

         Earnings per common share are based upon the weighted average number of shares outstanding during the periods in 1997. All outstanding stock options are not materially dilutive for 1997 and, therefore, they are not included as common stock equivalents in earnings per share calculations.

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

Operating Summary

    Revenues. In the three months ended September 30, 1997, revenues increased $2.9 million, or 3.3%, to $89.5 million, primarily due to an increase in advertising revenues. In the first nine months of 1997, revenues increased $6.0 million, or 2.3%, to $265.2 million, also primarily due to advertising revenues. Newspaper revenues increased $3.3 million, or 3.9%, to $86.5 million in the 1997 third quarter, principally due to increased classified advertising revenues (resulting from both volume and rate increases) and the December 13, 1996 acquisition of the Taunton Daily Gazette (the "Taunton acquisition"). Newspaper revenues increased $8.1 million, or 3.3%, to $256.4 million in the first nine months of 1997, also principally due to increased classified advertising revenues (resulting from both volume and rate increases) and the Taunton acquisition. Circulation revenues increased $320,000, or 1.6%, to $20.3 million in the 1997 third quarter, and increased $379,000, or 0.6%, to $60.2 million in the year-to-date period. Commercial printing and other represented 3.3% of the Company's revenues in both the third quarter and first nine months of 1997, as compared to 3.9% and 4.2% in the third quarter and first nine months of 1996, respectively.

    Salaries and employee benefits. Salaries and employee benefits were 31.8% and 32.0% of the Company's revenues in the third quarters of 1997 and 1996, respectively. For the first nine months of both 1997 and 1996, salaries and employee benefits were 32.2% of the Company's revenues. In the third quarter of 1997, salaries and employee benefits increased $719,000, or 2.6%, to $28.4 million, primarily due to the Taunton acquisition. In the first nine months of 1997, salaries and employee benefits increased $1.9 million, or 2.2%, to $85.4 million, also primarily due to the Taunton acquisition.

    Newsprint, ink and printing charges. In the third quarter and first nine months of 1997, newsprint, ink and printing charges were 11.6% and 11.1% of the Company's revenues, respectively, as compared to 13.8% and 15.0% in the third quarter and first nine months of 1996, respectively. Newsprint, ink and printing charges decreased $1.6 million, or 13.7%, in the third quarter of 1997 to $10.3 million, primarily as a result of a decrease in the average price per ton of newsprint, which accounts for approximately $1.5 million of this decrease. In the first nine months of 1997, newsprint, ink and printing charges decreased $9.3 million, or 24.0%, to $29.5 million, also primarily as a result of the decrease in the average price per ton of newsprint, which accounts for approximately $7.8 million of this decrease.

    Selling, general and administrative. Selling, general and administrative were 8.7% and 8.8% of the Company's revenues in the third quarters of 1997 and 1996, respectively, and 8.7% and 8.9% in the first nine months of 1997 and 1996, respectively. Selling, general and administrative for the third quarter of 1997 increased $192,000, or 2.5%, to $7.8 million, primarily as a result of increased promotion, partially offset by decreases in certain other expenses. For the first nine months of 1997, selling, general and administrative decreased $43,000, or 0.2%, to $23.0 million, primarily due to web site development costs incurred in the prior-year period, offset by increased promotion in 1997.

    Depreciation and amortization. Depreciation and amortization were 5.7% of the Company's revenues in the third quarters of both 1997 and 1996, and 6.0% and 5.9% in the first nine months of 1997 and 1996, respectively. Depreciation and amortization increased $137,000, or 2.8%, to $5.1 million in the 1997 third quarter and increased $779,000, or 5.1%, to $16.0 million in the first nine months of 1997, primarily due to the effects of the Taunton acquisition.

    Other expenses. Other expenses were 11.6% and 11.4% of the Company's revenues in the third quarters of 1997 and 1996, respectively, and 11.2% and 11.4% in first nine months of 1997 and 1996, respectively. Other expenses increased $492,000, or 5.0%, to $10.4 million in the 1997 third quarter primarily as a result of increased postage due to an increase in preprint volume and increased circulation promotion expense. Other expenses increased $395,000, or 1.3%, to $29.8 million for the first nine months of 1997 also primarily as a result of increased postage due to an increase in preprint volume and increased circulation promotion expense.

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

    Operating income. Operating income increased $3.0 million, or 12.1%, to $27.4 million in the 1997 third quarter, and, reflecting the effect of the special charge described above, decreased $19.6 million to $49.5 million in the first nine months of 1997. Excluding the special charge, operating income increased $12.3 million, or 17.8%, in the first nine months of 1997 to $81.4 million. Also on the same basis, as a percentage of revenues, operating income increased to 30.7% in the first nine months of 1997 from 26.7% in the first nine months of 1996.

    Interest expense. Interest expense was $9.1 million in the third quarter of 1997, a decrease of $5.0 million, or 35.7%. The third quarter change reflects a decrease in average borrowing rates and a $151.3 million decrease in average debt outstanding during the third quarter of 1997 as compared to the third quarter of 1996. The decrease in average borrowing rates is primarily a result of a decrease in the applicable margin due to: (i) reduced leverage and
(ii) the Company's amended credit agreement. Interest expense was $33.7 million in the first nine months of 1997, a decrease of $10.0 million, or 22.8%. The nine-month period-to-period change also reflects a decrease in average borrowing rates as noted above and a $95.9 million decrease in average debt outstanding in the 1997 period as compared to the 1996 period. Pro forma interest expense reflecting the effects of the Company's initial public offering and amended Credit Agreement as if they had occurred on January 1, 1997 would have been $27.6 million for the nine-month period ended September 30, 1997.

    Provision for income taxes. The Company reported effective tax rates of 40.2% and 33.7% for the quarters ended September 30, 1997 and 1996, respectively, and 40.2% and 33.7% for the first nine months of 1997 and 1996, respectively. In 1996, the effective tax rate was lower than the combined federal and state statutory rates primarily due to the recognition of tax benefits which had been offset by a valuation allowance in previous years. In the third quarter and first nine months of 1997, the effective tax rate approximates the combined federal and state statutory rates. As a result of tax saving strategies the Company expects to implement by year end, the Company expects an effective tax rate of approximately 37% for 1998, excluding the effects of any future acquisitions.

    Net income. Net income as reported on an historical basis was $11.0 million, or $.23 per share, and $9.4 million or $.22 per share, for the three- and nine-month periods ended September 30, 1997, respectively. See "Other Information," below, for net income, as adjusted for the effects of the Company's initial public offering and tax saving strategies the Company expects to implement by year end.

Other Information

     EBITDA(1) rose 10.5% to $32.5 million in the 1997 third quarter. The Company's EBITDA margin reached 36.3% for the 1997 third quarter, as compared to 34.0% in the prior-year quarter. For the first nine months of 1997, excluding the special charge, EBITDA rose 15.5% to $97.4 million. Also on the same basis, the Company's EBITDA margin was 36.7% for the first nine months of 1997 as compared to 32.5% for the first nine months of 1996.

    Net income as adjusted for the effects of the Company's initial public offering and tax saving strategies the Company expects to implement by year end as if they had occurred and been implemented, respectively, as of January 1, 1997 and excluding the special charge described above, would have been $11.6 million or $.24 per share in the third quarter of 1997, and $33.9 million or $.70 per share in the first nine months of 1997.

Liquidity and Capital Resources

    The Company's operations have historically generated strong positive cash flow. The Company believes cash flows from operations will be sufficient to fund its operations, capital expenditures and long-term debt obligations. The Company also believes that cash flows from operations and future borrowings and its ability to issue common stock as consideration for future acquisitions, will provide it with the flexibility to fund its acquisition strategy while continuing to meet its operating needs, capital expenditures and long-term debt obligations.

    Cash flows from operations. Net cash provided by operating activities increased $2.5 million to $43.2 million in the first nine months of 1997. Net cash provided by operating activities in 1997 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization, provision for losses on accounts receivable, non-cash portion of special charge and deferred income taxes) of $45.0 million, offset by a decrease resulting from variations in other operating items (including accounts receivables, income taxes payable and inventories) of $1.8 million.

    Cash flows from investing activities.  Net cash used in investing activities increased $1.1 million to $6.3 million in the first nine months of 1997. In 1997, the Company increased capital expenditures by $1.5 million, which was offset by an increase of $451,000 in proceeds from the sale of property, plant and equipment. The Company has a capital expenditure program (excluding acquisitions) of approximately $9.5 million in place for 1997, which includes spending on technology, including prepress and business systems; computer hardware; other machinery and equipment; plants and properties; and vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. It is expected that the 1997 capital expenditure program will be funded from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas may necessitate the construction of a centralized production facility within the next two to three years. Costs for this facility are estimated to be $25.0 million overall. The Company expects to fund this construction project with cash flows from operations and borrowings.
-------------------------------------------------------------------------------
(1) EBITDA is defined by the Company as operating income plus depreciation, amortization and other non-cash charges. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

    Cash flows from financing activities. Net cash used in financing activities increased $1.5 million to $38.9 million in the first nine months of 1997. The net cash used in financing activities remained relatively constant in the year-to-year periods; however, the 1997 activity reflects proceeds of approximately $119.0 million, from the sale of common stock in the Company's initial public offering, which were used to repay a portion of the amounts outstanding under the Senior Secured Term Loans (the "Term Loan") and a Senior Secured Revolving Credit Facility (the "Revolver") (collectively, the "Senior Facilities") and to retire all of the outstanding principal amount of and accrued and unpaid interest on the Company's Subordinated Notes.

         In May 1997, the Company consummated an amended and restated credit agreement (as amended, the "Credit Agreement") to amend the terms of the Senior Facilities. The Credit Agreement provides for, among other things, $398.0 million of Term Loan, $235.0 million of Revolver and a reduction in the Applicable Margin (as defined in the Credit Agreement).

    The amounts outstanding under the Senior Facilities bear interest at (i) 1 1/2% to 1/2% above the London Interbank Offered Rate ("LIBOR") or (ii) 0% to 1/4% above the higher of the Prime Rate or 1/2% above the Federal Funds Rate. The interest rate spreads are dependent upon the debt to twelve months trailing cash flow ratio (as defined in the Credit Agreement) and reduce as such ratio declines. The Term Loan provides for quarterly repayment of principal as scheduled in the Credit Agreement. The Revolver has a step-down of availability of $40.0 million on each of December 31, 2000, 2001 and 2002. The final $115.0 million of availability expires and, if outstanding, is due on December 31, 2003.

     As of September 30, 1997, the Company had outstanding indebtedness, due and payable in installments through 2003, of $495.9 million, of which $120.0 million was outstanding under the Revolver. There was $115.0 million of unused and available balance under the Revolver at September 30, 1997.

     The Company manages its exposure to interest rate fluctuations by entering into interest rate protection agreements. If the Company's Total Debt Ratio (as defined in the Credit Agreement) is 3.0 to 1.0 or greater, the Company is required to have interest rate protection for a minimum of 50% of its outstanding balance under the Senior Facilities. The Company has in place
interest rate swap and collar agreements.   During the first nine months of
1997, the Company's weighted average effective interest rate on its outstanding balance was approximately 7.5%, which takes into account the interest rate protection agreements in effect at that time.


    Information relating to forward-looking statements. Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) a decline in general economic conditions, (ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgment in pending or future litigation,
(iv) increased competitive pressure from current competitors and future market entrants, and (v) sales of substantial amounts of the Common Stock in the public markets, or the perception that such sales could occur. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    Date:     _______________               JOURNAL REGISTER COMPANY


                                     By:  ____________________________
                                          Jean B. Clifton
                                          Executive Vice President,
                                          Chief Financial Officer & Treasurer

                                          (signing on behalf of the
                                          registrant and as principal
                                          financial officer)