Form 10-Q/A
period 1997-06-30
JOURNAL REGISTER CO
filed 1998-02-09
CIK 1035815

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-Q/A No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        For the transition period from _____ to _____.

                         Commission File Number: 1-12955

                            JOURNAL REGISTER COMPANY
       ----------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     22-3498615
-------------------------------------       ------------------------------------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

              50 West State Street, Trenton, New Jersey 08608-1298
        ----------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (609) 396-2200
         ---------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value -- 48,437,500 shares outstanding as of August 5, 1997.

==============================================================================

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

Item 3.  DEFAULT UPON SENIOR SECURITIES.

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   EXHIBITS.

                  3(i)  Amended and Restated Certificate of Incorporation.

                  3(ii) Amended and Restated By-laws.

                  10.1 Amended and Restated Credit Agreement among Journal Register Company, each of the banks and other financial institutions that is a signatory thereto or which, pursuant to Section 11.06(b) thereof, becomes a "Bank" thereunder and The Chase Manhattan Bank (National Association), as agent for the Banks.

                  10.2  1997 Stock Incentive Plan.+

                  10.3  Management Bonus Plan.+

                  10.5 Voting Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and Warburg, Pincus Investors, L.P.

                  10.6 Registration Rights Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and
                         Warburg, Pincus Investors, L.P.

                  *27.1 Financial Data Schedule.

            (b)   REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.





----------------
*Previously filed.
+Management compensatory plan or arrangement.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 6, 1998               JOURNAL REGISTER COMPANY


                                     By: /S/ JEAN B. CLIFTON
                                         -------------------------------------
                                         Jean B. Clifton
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                         (signing on behalf of the
                                         registrant and as principal
                                         financial officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

3(i)                          Amended and Restated Certificate of Incorporation.

3(ii)                         Amended and Restated By-laws.

10.1 Amended and Restated Credit Agreement among Journal Register Company, each of the banks and other financial institutions that is a signatory thereto or which, pursuant to Section 11.06(b) thereof, becomes a "Bank" thereunder and The Chase Manhattan Bank (National Association), as agent for the Banks.

10.2                          1997 Stock Incentive Plan.+

10.3                          Management Bonus Plan.+

10.5 Voting Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and Warburg, Pincus Investors, L.P.

10.6 Registration Rights Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and Warburg, Pincus Investors, L.P.

*27.1                         Financial Data Schedule.

----------------
*Previously filed.
+ Management compensatory plan or arrangement.