Form 10-K405
period 1997-12-31
JOURNAL REGISTER CO
filed 1998-03-31
CIK 1035815

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
          |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number : 1-12955

                            JOURNAL REGISTER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        22-3498615
(STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

                              50 WEST STATE STREET
                         TRENTON, NEW JERSEY 08608-1298
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       Registrant's telephone number, including area code: (609) 396-2200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1998 was approximately $234,951,213.

     As of March 26, 1998, 48,437,500 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which will be filed on or before April 30, 1998.

================================================================================

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: THE PLANS AND OBJECTIVES OF THE COMPANY FOR FUTURE OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, (I) A DECLINE IN GENERAL ECONOMIC CONDITIONS, (II) THE UNAVAILABILITY OR MATERIAL INCREASE IN THE PRICE OF NEWSPRINT, (III) AN ADVERSE JUDGMENT IN PENDING OR FUTURE LITIGATION, AND (IV) INCREASED COMPETITIVE PRESSURE FROM CURRENT COMPETITORS AND FUTURE MARKET ENTRANTS. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE." THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY FUTURE REVISIONS IT MAY MAKE TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Journal Register Company (together with all of its subsidiaries and their respective predecessors (the "Company")) is a leading U.S. newspaper publisher, with total paid daily circulation of 532,472 and total non-daily distribution of approximately 2.9 million. As of December 31, 1997, the Company owned and operated 18 daily newspapers and 141 non-daily publications strategically clustered in five geographic areas: Connecticut; Ohio; Philadelphia and its surrounding areas; the greater St. Louis area; and central New England. The Company's newspapers are characterized by an intense focus on coverage of local news and sports and offer compelling graphic design in colorful, reader-friendly packages.

         From 1993 through 1997, the Company successfully completed 9 strategic acquisitions, acquiring six daily newspapers, 73 non-daily publications and three commercial printing companies. The Company has generally increased the revenues and significantly increased the cash flow and profitability of its acquired newspapers. For the fiscal year ended December 31, 1997, the Company generated revenues of $359.4 million, EBITDA (as hereinafter defined) of $133.4 million (excluding a 1997 special charge), net income of $23.0 million and net income, as adjusted, of $48.4 million. Net income for the fiscal year ended December 31, 1997 has been adjusted to reflect the effects of the Company's initial public offering, a related special charge and the implementation of tax-saving strategies. In 1997, the Company's EBITDA of $133.4 million (excluding the 1997 special charge), as a percentage of revenues ("EBITDA Margin"), was approximately 37%. From 1992 through 1997, the Company recorded compound annual growth in revenues and EBITDA (excluding the 1997 special charge), of approximately 6.6% and 12%, respectively. The Company has achieved this growth through a combination of expanding revenues in existing geographic areas, strategic acquisitions and implementing cost controls and ongoing expense reduction efforts at existing and acquired newspapers.

         The majority of the Company's daily newspapers have been published for more than 100 years and are established franchises with strong identities in the communities they serve. For example, the NEW HAVEN REGISTER, the Company's largest newspaper based on daily circulation, has roots in the New Haven, Connecticut area dating back to 1755. In many cases, the Company's daily newspapers are the only general circulation daily newspapers published in their respective communities. The Company's non-daily publications serve well defined suburban circulation areas and include the St. Louis, Missouri SUBURBAN JOURNALS (the "JOURNALS"), the largest group of weekly newspapers in the United States based on total distribution.

         The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of its newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment, and culture. The Company maintains high product quality standards, using extensive process color and compelling graphic design to attract new readers and to more fully engage existing readers. The Company's newspapers typically are produced using advanced prepress pagination technology and are printed on efficient, high-speed presses.

         The Company's revenues are derived from advertising (approximately 74.3% of 1997 revenues), paid circulation, including single copy sales and subscription sales (22.3% of 1997 revenues), and commercial printing and other (3.4% of 1997 revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, local content and creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profits than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

         The Company's advertising revenues in 1997 were derived primarily from a broad group of local retailers (approximately 56.4%) and classified advertisers (approximately 39.1%). No advertiser accounted for more than 2% of the Company's 1997 advertising revenues. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

         Substantially all of the Company's operations relate to newspaper publishing. In addition to its daily newspapers and non-daily publications, the Company owns other businesses that complement and enhance its publishing operations, consisting of four commercial printing operations as well as a company which develops application software for the newspaper industry.


OVERVIEW OF OPERATIONS

         The Company's operations are currently clustered in five geographic areas:

         CONNECTICUT. The Company owns the NEW HAVEN REGISTER, an approximately 100,273 circulation daily newspaper, 4 suburban daily newspapers, 51 non-daily publications and one commercial printing company. The suburban daily newspapers in this cluster are THE HERALD (New Britain), THE BRISTOL PRESS, THE REGISTER CITIZEN (Torrington) and THE MIDDLETOWN PRESS. The five daily newspapers have aggregate daily and Sunday circulation of approximately 162,948 and 171,873, respectively. The 51 suburban and community non-daily publications have aggregate distribution of approximately 712,815. Combined, the Company's Connecticut daily newspapers and non-daily publications serve a state-wide audience with concentrations in the west (Litchfield and Fairfield Counties) through Hartford and its suburban areas to the greater New Haven area and the Connecticut shoreline from New Haven northeast to New London.

         The following table sets forth information regarding the Company's publications in Connecticut:

                                        Year          Year                          Daily           Sunday          Non-Daily
           PUBLICATION             ORIGINATED(1)    ACQUIRED   LOCATION        CIRCULATION(2)   CIRCULATION(2)  DISTRIBUTION(3)
           -----------             -------------    --------   --------        --------------   --------------  ---------------

NEW HAVEN REGISTER..............        1755          1989     New Haven           100,273          113,269
THE HERALD......................        1881          1995     New Britain          23,197           46,519
THE BRISTOL PRESS...............        1871          1994     Bristol              16,378
THE REGISTER CITIZEN............        1889          1993     Torrington           12,840           12,085
THE MIDDLETOWN PRESS............        1884          1995     Middletown           10,260
Shore Line Newspapers
   13 publications..............        1877          1995     Guilford                                            145,540
Elm City Newspapers
    8 publications..............        1931          1995     Milford                                              50,486
Imprint Newspapers
     15 publications............        1931          1995     Bristol                                             132,224
Foothills Trader
     3 publications.............        1965          1995     Torrington                                           50,300
CONNECTICUT'S COUNTY KIDS               1989          1996     Westport                                             40,000
EAST HARTFORD GAZETTE...........        1885          1995     East Hartford                                        19,763
THOMASTON EXPRESS...............        1874          1994     Thomaston                                             4,537
TMC (9 publications)............                                                                                   269,965
                                                                               ----------       ---------          -------

TOTALS..........................                                                   162,948          171,873        712,815
                                                                                ==========        =========        =======

(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)  Circulation   averages  for  the  six  months  ended  September  30,  1997, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid (53,174) and free (659,701) distribution. Paid and free non-daily distribution for Shore Line and Elm City Newspapers reflects the monthly average for September 1997. All other non-daily distribution reflects average distribution for December 1997.

         The NEW HAVEN REGISTER is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The NEW HAVEN REGISTER serves a primary circulation area comprised of the majority of New Haven County and portions of Middlesex and New London Counties. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only one locally licensed television station (which serves a state-wide, rather than a local, audience) and a fragmented radio market. Consequently, the Company believes that the NEW HAVEN REGISTER is a powerful local news and advertising franchise for the greater New Haven area. THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS serve contiguous areas between New Haven and Hartford.

         The Connecticut publications benefit from considerable cross-selling of advertising as well as from news-gathering and production synergies. The NEW HAVEN REGISTER gathers state-wide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; and THE HERALD and THE MIDDLETOWN PRESS are printed at one facility, as are THE REGISTER CITIZEN and THE BRISTOL PRESS. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS, the Company started a Sunday newspaper, THE HERALD PRESS, serving readers of these three dailies with three zoned editions and having Sunday circulation of approximately 46,519 as of September 30, 1997.

         OHIO. The Company owns three daily newspapers and a commercial printing operation in Ohio. The daily newspapers are THE NEWS-HERALD (Lake County), THE
MORNING JOURNAL (Lorain) and THE TIMES REPORTER (Dover-New Philadelphia). The Ohio newspapers have aggregate daily and Sunday circulation of approximately 112,748 and 131,926, respectively.

         The following table sets forth information regarding the Company's publications in Ohio:

                             Year            Year                            Daily           Sunday          Non-Daily
     PUBLICATION        ORIGINATED(1)      ACQUIRED        LOCATION      CIRCULATION(2)  CIRCULATION (2)  DISTRIBUTION(3)
     -----------        -------------      --------        --------      --------------  ---------------  ---------------
THE NEWS-HERALD.......       1878            1987       Lake County          50,444          63,226
THE MORNING JOURNAL ..       1921            1987       Lorain               38,532          42,618
THE TIMES REPORTER....       1903            1987       Dover-New            23,772          26,082
                                                        Philadelphia
TMC (3 publications)..                                                                                         63,246
                                                                            -------          -------           ------
TOTALS................                                                      112,748          131,926           63,246
                                                                            =======          =======           ======

____________________________

(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1997, according to ABC Fas-Fax Report.

(3) Non-daily distribution is solely free distribution and reflects average distribution for December 1997.

         THE NEWS-HERALD and THE MORNING JOURNAL serve areas located directly east and west of Cleveland, respectively. THE NEWS-HERALD, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga Counties, two of Ohio's four most affluent counties. The Company believes that each of its three Ohio newspapers benefits from a fragmented local media environment. The Company further believes that THE NEWS-HERALD and THE MORNING JOURNAL compete effectively with Cleveland's major metropolitan newspaper due to their focus on coverage of local news and sports. The Company's Ohio cluster benefits from a variety of synergistic opportunities, including the cross-selling of advertising and editorial coverage.

         PHILADELPHIA AND SURROUNDING AREAS. The Company owns four daily newspapers and 29 non-daily publications serving areas surrounding Philadelphia, Pennsylvania. These publications include, in Pennsylvania, the DAILY LOCAL NEWS (West Chester), THE TIMES HERALD (Norristown), THE PHOENIX (Phoenixville), a group of non-daily newspapers serving Philadelphia's affluent Main Line and a group of 17 weekly newspapers acquired in December 1997, serving suburban Philadelphia and central and southern New Jersey; and also in New Jersey, THE TRENTONIAN (Trenton). The December 1997 acquisition included two commercial printing companies, one of which prints the 17 weekly newspapers and one of which is a premium quality sheet-fed printing operation. The four daily newspapers have aggregate daily and Sunday circulation of approximately 122,490 and 99,084, respectively. This cluster's non-daily distribution totals approximately 274,693.

         The following table sets forth information regarding the Company's publications in Philadelphia and surrounding areas:

                                 Year          Year                               Daily           Sunday         Non-Daily
        PUBLICATION          ORIGINATED(1)   ACQUIRED        LOCATION        CIRCULATION(2)   CIRCULATION(2)  DISTRIBUTION(3)
        -----------          -------------   --------        --------         -------------   -------------
DAILY LOCAL NEWS..........       1872          1986     West Chester, PA         33,975           32,263
THE TIMES HERALD..........       1799          1993     Norristown, PA           23,886           20,072
THE PHOENIX...............       1888          1986     Phoenixville, PA          4,333
THE TRENTONIAN............       1945          1985     Trenton, NJ              60,296           46,749
InterCounty Newspaper Group
    17 publications.......       1869          1997     Bristol, PA                                              100,545
Suburban Philadelphia
   8 publications.........       1885          1986     Suburban                                                 101,801
                                                        Philadelphia
TMC (4 publications)......                                                                                        72,347
                                                                                -------          -------         -------
TOTALS....................                                                      122,490           99,084         274,693
                                                                                =======           ======         =======

_________________________

(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1997, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid (52,691) and free (222,002) distribution. Non-daily distribution reflects average distribution for December 1997.

     The Company's Pennsylvania publications are all located within 30 miles of Philadelphia. Each of the Company's Pennsylvania daily properties and a majority of its non-daily publications are located within 20 miles of the area's largest retail complex, the King of Prussia Plaza and Court, which is the largest mall on the East Coast of the United States in terms of total square footage. THE TRENTONIAN is published in Trenton, the capital of New Jersey, located 40 miles north of Philadelphia and 75 miles south of New York City. THE TRENTONIAN'S tabloid format and emphasis on local sports allow it to compete effectively with the other local daily newspaper in Trenton. The Company believes that its newspapers in this cluster compete effectively in the areas they serve with Philadelphia's major metropolitan newspapers and radio stations due to their focus on local news and sports. The Company's Philadelphia cluster cross-sells advertising. The nature of the cluster has allowed for the implementation of significant cost saving programs. For example, THE TIMES HERALD and several non-daily suburban publications share printing facilities, as do the DAILY LOCAL NEWS and THE PHOENIX. THE TRENTONIAN'S television guide is printed at the DAILY LOCAL NEWS facility. All of these publications share certain news-gathering resources.

         GREATER ST. LOUIS AREA. The Company owns the JOURNALS, the largest group of suburban and community non-daily newspapers in the United States (in terms of total distribution); one daily newspaper; the LADUE NEWS, a weekly newspaper acquired in December 1997; and six other non-daily publications in the greater St. Louis area. The JOURNALS are a group of 40 newspapers which are distributed two to three times each week in the St. Louis suburban areas, including communities in Illinois, with total weekly distribution of approximately 1.6 million. The Company's daily newspaper in this cluster, THE TELEGRAPH (Alton, IL), has daily and Sunday circulation of approximately 28,552 and 30,876, respectively.

The following table sets forth information regarding the Company's publications in the greater St. Louis area:

                                 Year          Year                             Daily           Sunday         Non-Daily
        PUBLICATION          ORIGINATED(1)   ACQUIRED        LOCATION       CIRCULATION(2)  CIRCULATION(2)   DISTRIBUTION(3)
        -----------          -------------   --------        --------       --------------  --------------   ---------------


Suburban Newspapers of
  Greater St. Louis (73
  editions of 40 JOURNALS)       1922          1984         St. Louis, MO                                         1,585,321
THE TELEGRAPH.............       1836          1985         Alton, IL           28,552          30,876
LADUE NEWS................       1981          1997         Ladue, MO                                                39,500
   PERFORMANCE NOTES......       1992          1997         Ladue, MO                                                19,550
   DIRECT DECOR...........       1994          1997         Ladue, MO                                                 3,000
   GENTLEMEN'S CLUB.......       1997          1997         Ladue, MO                                                 5,000
WEST COUNTY KIDS..........       1996          1996         St. Louis, MO                                            30,000
                                               (4)
TMC (2 publications)......                                                                                           32,000
                                                                                --------         -------          ---------
TOTALS....................                                                      28,552           30,876           1,714,371
                                                                                ========         ========         =========

-------------------

(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1997, according to ABC Fas-Fax Report.

(3)  Non-daily   distribution  includes  both  paid  8,390  and  free  1,705,981 distribution,  and reflects September 1997 net distribution.

(4)  Established by the Company in 1996.

         The JOURNALS have total distribution of approximately 950,000 mid-week and approximately 640,000 on Sunday, for total weekly distribution of approximately 1.6 million. The JOURNALS reach approximately 90% of the homes in the greater St. Louis area. The JOURNALS have received national recognition and have been studied by domestic and foreign publishers as a model of successful neighborhood newspapers. Due to St. Louis' character as a city of neighborhoods (92 municipalities comprise St. Louis County alone), the Company believes the JOURNALS offer local retailers a cost-effective way to reach targeted demographic groups, which enables the JOURNALS to compete effectively with the major metropolitan daily and other weekly newspapers in the area. The Company believes that the area's largest radio station competes primarily for major accounts rather than small advertisers and, thus, is not a significant direct competitor. The Company believes that the JOURNALS' targeted, highly localized approach places the JOURNALS in a strong competitive position. THE TELEGRAPH serves a community located in southeast Illinois, within the greater St. Louis area and which is connected by a bridge to St. Louis. LADUE NEWS, acquired in December 1997, serves the affluent suburbs west of St. Louis.

         Suburban and community non-daily newspapers, such as the JOURNALS, have several advantages over national and major metropolitan daily newspapers, including an intrinsically lower cost structure, the ability to publish only on what are for dailies the most profitable days (i.e. one midweek day and Sunday) and the ability to avoid expensive wire services and syndicated feature material. Moreover, suburban and community non-daily newspapers provide an alternative outlet for local merchants and advertisers to advertise in their own local areas at costs lower than those of national and major metropolitan newspapers. Thus, the JOURNALS have a broader advertiser base and do not rely to the same degree as national and major metropolitan daily newspapers on major accounts for advertising revenue.

         CENTRAL NEW ENGLAND. The Company owns five daily and 11 non-daily publications in the central New England area. The Company's publications in this cluster include THE HERALD NEWS (Fall River, MA), the TAUNTON DAILY GAZETTE (Taunton, MA), THE CALL (Woonsocket, RI), THE TIMES (Pawtucket, RI), THE RECORD (Troy, NY) and a group of weekly newspapers serving the Narragansett, Rhode Island area. The five daily newspapers have aggregate daily circulation of approximately 105,734 and aggregate Sunday circulation of approximately 78,207. The non-daily publications in this cluster have total distribution of approximately 148,867.

         The following table sets forth information regarding the Company's publications in central New England.

                                  Year          Year                            Daily           Sunday         Non-Daily
        PUBLICATION           ORIGINATED(1)   ACQUIRED   LOCATION           CIRCULATION(2)  CIRCULATION(2)   DISTRIBUTION(3)
        -----------           -------------   --------   --------           --------------  --------------   ---------------
THE HERALD NEWS...........        1872          1985     Fall River, MA         29,536          31,299
TAUNTON DAILY GAZETTE             1848          1996     Taunton, MA            15,002
THE CALL..................        1892          1984     Woonsocket, RI         19,153          18,263
THE TIMES.................        1885          1984     Pawtucket, RI          16,512
THE RECORD................        1896          1987     Troy, NY               25,531          28,645
Suburban Rhode Island
   Newspapers
    6 non-daily publications      1854          1995     Wakefield, RI                                            38,773
TMC (5 publications)......                                                                                       110,094
                                                                                --------        ------           -------
TOTALS....................                                                      105,734         78,207           148,867
                                                                                ========        ======           =======

---------------------
(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1997, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid (29,267) and free (119,600) distribution. Paid and free non-daily distribution for Southern Rhode Island Newspapers (except THE WESTERLY SHOPPER) reflects the June 30, 1997 CAC Audit report. The other non-daily distribution figures reflect average distribution for December 1997.

         THE HERALD NEWS and the TAUNTON DAILY GAZETTE are situated 14 miles apart. Each is approximately 50 miles south of Boston, Massachusetts and 20 miles east of Providence, Rhode Island. No local television stations exist in the communities which the central New England newspapers serve. Further, the Company believes that its central New England properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The central New England newspapers benefit from advertising cross-selling; moreover, the Company's Massachusetts and Rhode Island newspapers benefit from significant production and editorial synergies. For example, THE TIMES and THE CALL are printed at the same facility, as are the TAUNTON DAILY GAZETTE and THE HERALD NEWS. Moreover, THE TIMES, THE CALL and the group of paid suburban and community non-daily newspapers serving southern Rhode Island all share certain news gathering resources. The Company launched a Sunday edition of the TAUNTON DAILY GAZETTE, acquired in December 1996, in March 1998.

ADVERTISING

         Substantially all the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable. Local advertising is more stable than national advertising because a community's need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose. Advertising revenues accounted for approximately 74.3% of the Company's total revenues for 1997. The Company's advertising rate structures vary among its publications and are a function of various factors, including results achieved for advertisers, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether classified or display). In 1997, local and regional advertising accounted for the largest share of the Company's advertising revenues (56.4%), followed by classified advertising (39.1%), national advertising (2.3%) and legal advertising (2.2%). The Company's advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including realtors, car dealerships, grocery stores and other local businesses. No advertiser accounted for more than 2% of the Company's total 1997 advertising revenues. The Company's corporate management works with its local newspaper management to approve advertising rates and to establish goals for each year during a detailed budget process. Local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staff to develop marketing kits, presentations and third-party research studies. A portion of the compensation for the Company's publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables, and sales compensation depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Local Economies."

CIRCULATION

         Substantially all of the Company's circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Circulation accounted for approximately 22.3% of the Company's total revenues in 1997. Approximately 68% of 1997 circulation revenues were derived from subscription sales and approximately 32% from single copy sales. Single copy sales rates currently range from $.25 to $.50 per daily copy and $.75 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales and that single copy readers tend to be more active consumers of goods and services, as indicated by an NAA study. Single copy sales also tend to generate a higher profit than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. In 1997, the Company had total paid daily circulation of 532,472, paid Sunday circulation of 511,966 and non-daily distribution of approximately 2.9 million, most of which is distributed free of charge. The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls through formal reports which are reviewed weekly in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership, through both subscription and single copy sales. Circulation has generally declined throughout the newspaper industry in recent years, and the Company's newspapers have generally experienced this trend, even as overall operating performance of its newspapers has improved. The Company seeks to maximize the overall operating performance rather than maximizing circulation of its individual newspapers.

OTHER OPERATIONS

         The Company  owns and operates  four  commercial  printing  facilities:
Imprint Printing in North Haven, Connecticut; Midwest Offset in New Philadelphia, Ohio; Nittany Valley Offset in State College, Pennsylvania; and InterPrint in Bristol, Pennsylvania. These operations also print certain of the Company's publications. The commercial printing operations accounted for approximately 3.4% of the Company's 1997 revenues. The Company also owns Integrated Newspaper Systems, Inc., a company which develops application software for the newspaper industry.

EMPLOYEE RELATIONS

         The Company employs approximately 4,500 employees.

RAW MATERIALS

         The basic raw material for newspapers is newsprint. The Company's newsprint consumption (excluding paper consumed in the Company's commercial printing operations) totaled approximately $33.3 million in 1997, which was approximately 9.6% of the Company's newspaper revenues. In 1997, the Company consumed approximately 61,500 metric tons of newsprint. The Company has no long-term contracts to purchase newsprint. Generally, the Company has in the past and currently purchases all of its newsprint from two suppliers, although in the future the Company may purchase newsprint from other suppliers. The Company believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower per unit newsprint prices. The Company also believes that it purchases newsprint at price levels lower than those which are available to individually owned small metropolitan and suburban daily newspapers and suburban and community non-daily publications and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average cost of newsprint reflected increases of approximately 34% and 13%, respectively, in 1995 and 1996 and a decrease of approximately 18% in 1997, in each case compared to the previous year. In January 1998, certain newsprint suppliers announced an April 1998 increase of $50 per metric ton. In addition, in February 1998, a major supplier announced a price increase of $40 per metric ton as of April 1, 1998. The Company believes that if any price increase is sustained in the industry, the Company will also be impacted by such increase. The Company is unable to predict whether, or to what extent, any increase will be sustained. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Price and Availability of Newsprint."

SEASONALITY

         Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

COMPETITION

         While many of the Company's small metropolitan and suburban daily newspapers are the only daily newspapers of general circulation published in their respective communities, they compete within their own geographic areas with other daily newspapers of general circulation published in adjacent or nearby cities and towns. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, on-line services and other forms of communication and advertising media. Since 1995, the Company has been developing on-line publications based on its newspapers and is seeking to attract advertising for its on-line publications. The Company has published an on-line version of the NEW HAVEN REGISTER since 1995. In addition, by December 31, 1997, the Company had established an on-line editorial presence and a full on-line classified advertising service for each of its daily newspapers, the JOURNALS, Southern Rhode Island Newspapers in Wakefield, Rhode Island and Suburban
Publications in Wayne, Pennsylvania. Competition for newspaper advertising expenditures is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company's non-daily publications, including shoppers and real estate guides, primarily compete with direct mail advertising, shared mail packages and other private advertising delivery services. As with daily newspapers, competition for advertising expenditures for suburban and community non-daily publications is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels. The Company believes that, because of the relative competitive position of its suburban and community non-daily publications in the communities which they serve, such publications generally have been able to compete effectively with other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Newspaper Industry Competition."

ENVIRONMENTAL MATTERS

         As is the case with other newspaper and similar publication companies, the Company is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of wastes at its facilities. To the best of the Company's knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. The Company believes that continued compliance with these laws and regulations will not have a material adverse effect on the Company's financial condition or results of operations. The Company is in the process of developing a plan to monitor groundwater contamination which has been detected at one of its facilities. The Company believes that the remediation of any such groundwater contamination will not have a material adverse effect on its financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Environmental Matters."

REGULATION

         Paid circulation newspapers which are delivered by second class mail are required to obtain permits from, and file an annual statement of ownership and circulation with, the United States Postal Service. There is no significant regulation with respect to acquisition of newspapers, other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if certain threshold requirements under such Act are satisfied.

ITEM 2.  PROPERTIES.

         The Company owns and operates 91 facilities used in the course of producing and publishing its daily and non-daily publications. Approximately 57 of the Company's facilities are leased for terms ranging from one to six years. These leased facilities range in size from approximately 250 to 70,000 square feet. The location and approximate size of the principal physical properties used by the Company at December 31, 1997, as well as the expiration date of the leases relating to such properties which the Company leases are set forth below:


                                                     APPROXIMATE AREA IN SQUARE FEET
                                               --------------------------------------------

                LOCATION                       OWNED SQUARE FEET          LEASED SQUARE FEET        LEASE EXPIRATION DATE
                --------                       -----------------          ------------------        ---------------------

New Haven, CT.........................            205,000(1)(3)
New Britain, CT.......................             44,899(1)(3)
Bristol, CT...........................             40,000(1)(4)
Torrington, CT........................             36,120(1)(3)
Middletown,CT.........................             30,000(1)(4)
North Haven, CT.......................             24,000(3)                    10,000(5)                 12/31/99
Guilford, CT..........................             18,400(1)
West Hartford, CT.....................             14,200(1)
Milford, CT...........................             11,745(1)
Willoughby, OH........................            113,400(1)(3)
Lorain, OH............................             68,770(1)(3)
New Philadelphia, OH..................             85,567(1)(3)
Trenton, NJ...........................             54,642(1)(3)                 18,889(2)                 11/30/00
Turnersville, NJ......................             11,032(1)
West Chester, PA......................             34,000(1)(3)
Norristown, PA........................             40,000(1)(3)
Phoenixville, PA......................             10,696(1)(4)
Wayne, PA.............................             11,980(1)(4)
State College, PA.....................             23,365(1) (3) (4)
Bristol, PA...........................                                          70,000(1) (4) (5)         12/31/04
Fall River, MA........................             57,571(1)(3)
Taunton, MA...........................             21,100(1)(4)
Troy, NY..............................             50,000(1)(4)
Woonsocket, RI........................             49,338(1)(3)
Pawtucket, RI.........................             41,096(1)(4)
Wakefield, RI.........................             11,750(1)(4)
St. Louis, MO.........................             69,415(1)(3)                 22,043(1)                 12/31/00
Woodson Terrace, MO...................                                           5,000(1)                 02/09/99
St. Charles, MO.......................                                           4,298(1)                 06/30/99
Collinsville, IL......................             14,587(1)
Granite City, IL......................             17,550(1)
Belleville, IL........................              8,400(1)
Alton, IL.............................             48,000(1)(3)

------------------------
(1)      Offices
(2)      Corporate headquarters
(3)      Printing plant
(4)      Production facility
(5)      Warehouse

         The Company believes that all of its properties are in generally good condition, are well maintained and are adequate for their current operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in a number of litigation matters which have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 25, 1998 with respect to each person who is an executive officer of the Company:

      NAME                                                         POSITION
      ----                                                         --------

Robert M. Jelenic.......................................    Chairman, President and Chief Executive Officer
Jean B. Clifton.........................................    Executive Vice President, Chief Financial Officer,
                                                            Treasurer and Secretary
Allen J. Mailman........................................    Vice President, Technology
William J. Higginson....................................    Vice President, Production
William J. Rush.........................................    Vice President of the Company and Publisher and Chief
                                                            Executive Officer, NEW HAVEN REGISTER
John Collins............................................    Vice President of Budgets and Planning
Diane B. Pardee.........................................    Vice President of Corporate Communications


     ROBERT M. JELENIC is the Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company, and has been a director of the Company and its predecessors for more than the past five years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 22 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the NAA and Chairman of the NAA's Technology Committee. Mr. Jelenic is 47 years old.

     JEAN B. CLIFTON is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, positions she has held since the inception of the Company, and has been a director of the Company and its predecessors for more than the past five years. Prior to joining the Company, Ms. Clifton, a Certified Public Accountant, had been employed by Arthur Young & Co. (a predecessor to Ernst & Young LLP). She has 12 years of senior management experience in the newspaper industry. Ms. Clifton is a graduate of the University of Michigan School of Business Administration. Ms. Clifton is a member of the Postal Affairs Committee and the Employee Benefits Committee of the NAA. Ms. Clifton is 37 years old.

     ALLEN J. MAILMAN is Vice President of Technology of the Company, a position he has held since March 1994. From the Company's inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. He has 23 years of management experience in the newspaper industry, including 14 years with Newhouse Publications. Mr. Mailman received a Bachelor of Arts Degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 51 years old.

     WILLIAM J. HIGGINSON is Vice President of Production of the Company, a position he has held since July 1995. From January 1994 to July 1995, he was Corporate Production Director of the Company and, from 1991 to January 1994, was Production Director of the NEW HAVEN REGISTER. Mr. Higginson has 25 years of experience in the newspaper industry. Mr. Higginson is 42 years old.

     WILLIAM J. RUSH is Vice President of the Company, a position he has held since January 1996, and Publisher and Chief Executive Officer of the NEW HAVEN REGISTER, a position he has held since 1990. Mr. Rush, with 40 years of experience in the newspaper industry, has held, at various times, the top executive position at seven newspapers in three states. Mr. Rush received a Bachelor of Arts degree from the Ohio State University School of Journalism. Mr. Rush is 61 years old.

     JOHN COLLINS is Vice President of Budgets and Planning of the Company, a position he has held since April 1996. From June 1995 to April 1996, Mr. Collins was Vice President, Finance of the Company and, from December 1991 to June 1995, was Chief Financial Officer of the NEW HAVEN REGISTER. Mr. Collins received a Bachelor of Science Degree in Commerce and Finance from Wilkes College, Wilkesbarre, PA. Mr. Collins has 20 years of experience in the newspaper industry, including 10 years with Times Mirror Corporation. Mr. Collins is 45 years old.

     DIANE B. PARDEE is Vice President of Corporate Communications of the Company, a position she has held since August 1996. Prior to her present position, Ms. Pardee was Director of Corporate Communications of the Company from September 1993 to August 1996, Director of Public Affairs for the Business Committee for the Arts, Inc. from April 1992 to June 1993 and prior to that, she was Editor-in-Chief of UNIQUE HOMES magazine. Ms. Pardee received a Bachelor of Arts degree in English with honors from East Stroudsburg University, East Stroudsburg, PA. Ms. Pardee is 38 years old.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The  Company's  common  stock,  par  value  $0.01  per  share (the  "Common
Stock"), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol "JRC." The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:

    1997                                             HIGH            LOW
    ----                                             ----            ---
                                                          (Per Share)
    Fourth Quarter............................       $21            $16-3/16
    Third Quarter........................ ....        19-5/8         16-1/8
    Second  Quarter (commencing May 8)........        19-7/8         14

     On March 26, 1998, there were approximately 55 stockholders of record of the Common Stock. The Company believes that it has approximately 2,400 beneficial owners.

     The Company has not paid dividends on the Common Stock and does not anticipate paying dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in the Company. In addition, the Credit Agreement (as hereinafter defined) places limitations on the Company's ability to pay dividends or make any other distributions on the Common Stock. See Note 4 of "Notes to Consolidated Financial Statements." Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

         The Company is a holding company which conducts its operations through direct and indirect subsidiaries. The Company's available cash will depend upon the cash flow of its subsidiaries and the ability of such subsidiaries to make funds available to the Company in the form of loans, dividends or otherwise. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends or otherwise. The Credit Agreement is secured by the common stock and certain assets of the Company's operating subsidiaries. In addition, the Company's subsidiaries may, subject to limitations contained in the Credit Agreement, become parties to financing arrangements which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy or similar proceedings of a subsidiary, creditors of such subsidiary would generally be entitled to priority over the Company with respect to assets of the affected subsidiary.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected combined data (except number of newspapers and per share amounts) for (i) the combined balance sheets of the Company as of December 31, 1994 and 1993 and the related combined statements of operations and cash flows for the years then ended have been derived from unaudited financial statements which include audited financial statements of the Company's material subsidiaries, and (ii) the combined balance sheet of the Company as of December 31, 1995 and the consolidated balance sheets of the Company as of December 31, 1997 and 1996 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997 have been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.

                                                                          YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                    1997            1996               1995              1994            1993
                                              ----------          --------           --------          -------          -------
                                                       (IN THOUSANDS, EXCEPT NUMBER OF NEWSPAPERS AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Advertising...........................  $266,914           $   256,971         $  249,534        $   224,071       $ 201,929
     Circulation...........................    80,211                79,776             73,797             65,204          58,230
                                             --------           -----------         ----------        -----------       ---------
Newspaper revenues.........................   347,125               336,747            323,331            289,275         260,159
Commercial printing and other..............    12,282                14,373             15,626             10,875          11,710
                                             --------           -----------         ----------        -----------       ---------
                                              359,407               351,120            338,957            300,150         271,869
Operating expenses:
     Salaries and employee benefits........   114,302               111,626            110,651            105,607          96,252
     Newsprint, ink and printing charges...    40,452                50,110             48,243             36,481          35,285
     Selling, general and administrative...    30,450                30,993             28,678             25,312          24,017
     Depreciation and amortization.........    20,480                20,525             19,178             18,605          24,097
     Other.................................    40,783                38,976             38,743             34,187          30,757
     Unusual items(1)......................        --                    --                 --                 --         241,969
     Special charge(2).....................    31,899                    --                 --                 --              --
                                             ---------          -----------         ----------        -----------       ---------
                                              278,366               252,230            245,493            220,192         452,377
                                             ---------          -----------         ----------        -----------       ---------
Operating income (loss)....................    81,041                98,890             93,464             79,958        (180,508)
Net interest and other expense.............   (42,288)              (56,472)           (64,028)           (42,049)        (55,295)
                                             ---------          -----------         ----------        -----------       ---------

Income (loss) before provision for income
taxes and extraordinary items .............    38,753                42,418             29,436             37,909        (235,803)
Provision for income taxes.................    15,784                14,309              2,653              4,126           3,067
                                             ---------          -----------         ----------        -----------       ---------

     Income (loss) before extraordinary
       items ..............................    22,969                28,109             26,783             33,783        (238,870)
     Extraordinary items (3) ..............        --                    --                 --            (13,100)          7,698
                                             ---------          -----------         ----------        -----------       ---------

Net income (loss)..........................  $  22,969          $    28,109         $   26,783        $    20,683       $(231,172)
                                             =========          ===========         ==========        ===========       =========
Net income per common share(4).............  $     .51                   --                 --                 --              --
                                             =========          ===========         ==========        ===========       =========
Pro forma net income per common share(4)...         --          $       .74                 --                 --              --
                                             =========          ===========         ==========        ===========       =========
OTHER DATA:
EBITDA(5) (6)..............................   $133,420          $   119,415         $  112,642        $    98,563       $   5,558
EBITDA Margin(5)...........................       37.1%                34.0%              33.2%              32.8%           31.5%

Net income as adjusted, per common share(5)   $   1.00                   --                 --                 --              --
Capital expenditures.......................   $  9,727          $     7,675         $    4,859        $     8,326       $  12,457
Net cash provided by operating activities..     66,030               60,065             26,778             46,268          23,277
Net cash used in investing activities......     19,447               25,700             50,557             22,614          54,995
Net cash (used in) provided by financing
     activities............................    (46,946)             (34,441)            24,384            (33,361)         32,055
Number of daily newspapers, end of period..         18                   18                 17                 16              15
Number of non-daily publications, end of
     period................................        141                  118                114                 68              65
BALANCE SHEET DATA:
Total current assets.......................   $ 77,833           $   66,035          $  73,456        $    56,959       $  57,901
Property, plant and equipment, net.........     92,620               91,713             99,036            100,842         104,958
Total assets...............................    327,931              305,985            306,434            245,290         244,428
Total current liabilities, less current
   maturities of long-term debt............     39,034               37,720             44,582             33,734          31,028
Total debt, including current maturities...    490,774              654,825            689,256            664,298         625,317
Stockholders'/members' deficit(7)..........   (266,242)            (423,658)          (451,767)          (478,548)       (437,634)

----------------------
(1) As a result of a restructuring of the Company's debt in 1993 and management's assessment of certain of the Company's newspaper properties, the Company reduced the carrying value of its intangible assets related to prior acquisitions and reflected this charge as an unusual item in the financial statements.

(2) The special charge of $31.9 million (before benefit for income taxes of $13.0 million) was comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. The management bonus was comprised of 1.1 million shares of Common Stock and a cash portion to satisfy the recipients' tax obligations arising from the management bonus.

(3) Extraordinary items represent gains or losses related to debt extinguishment. In connection with certain refinancings, the Company recognized a net gain of $7.7 million in 1993 and a loss of $13.1 million in 1994 on extinguishment of debt.

(4) Effective December 31, 1997, the Company adopted the requirements of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Statement 128 requires the disclosure of earnings per share on a basic and diluted basis. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. The new pronouncement had no dilutive effect on earnings per share in 1997 and no impact on the pro forma earnings per share amount for 1996. Pro forma net income per common share for 1996 was calculated reflecting the 37,962,500 shares which were issued and outstanding prior to the Offering, but subsequent to December 31, 1996.

(5) The 1997 other data excludes the effect of the special charge of $31.9 million and reflects (i) the interest savings resulting from the initial public offering and the Company's amended bank agreement for the period prior to May 13, 1997; (ii) tax saving strategies the Company implemented January 1, 1998, as if they had been implemented at January 1, 1997; and (iii) shares outstanding of 48,437,500 for the year ended December 31, 1997.

(6) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash charges. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as an indicator of the Company's operating performance, as an alternative to cash from operating activities (as determined in accordance with
         GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies. Certain covenants contained in the Company's Credit Agreement are based upon EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of "Notes to Consolidated Financial Statements."

(7) During 1994, the Company was converted into a limited liability company and in March 1997 the Company was converted into a C corporation. In connection with such conversion, the Company's preferred stock and dividends in arrears thereon were redeemed for approximately $61.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

GENERAL

         The Company's principal business is publishing newspapers in the United States, where its publications are primarily small metropolitan and suburban daily newspapers and suburban and community non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

         As of December 31, 1997, the Company owned and operated 18 daily newspapers and 141 non-daily publications strategically clustered in five geographic areas: Connecticut; Ohio; Philadelphia and its surrounding areas; the greater St. Louis area; and central New England. As of December 31, 1997, the Company had total paid daily circulation of 532,472, total paid Sunday circulation of 511,966 and total non-daily distribution of approximately 2.9 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From 1993 through 1997, the Company successfully completed 9 strategic acquisitions, acquiring six daily newspapers, 73 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications. The third is a premium quality sheet-fed printing company.

         The Company believes that small metropolitan and suburban daily newspapers and suburban and community non-daily newspapers are generally effective in addressing the needs of local readers and advertisers under widely varying economic conditions. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

         As part of the Company's strategy, the Company focuses on increasing advertising and circulation revenues and expanding readership at its existing and newly acquired properties. The Company has also developed certain operating policies and standards which it believes have resulted in significant improvements in the cash flow and profitability of its existing and acquired newspapers, including: (i) focusing on local content; (ii) maintaining and improving product quality; (iii) enhancing distribution, and (iv) promoting community involvement.

RECENT EVENTS AND TRENDS

         On December 12, 1997, the Company acquired the LADUE NEWS, Ladue, MO, a 44 times-per-year newspaper serving the affluent suburbs west of St. Louis. LADUE NEWS has circulation of approximately 40,000, reaching more than 200,000 residents in the affluent communities west of St. Louis, and features coverage of society, fashion, entertainment, dining, distinctive properties and gardening. Also included in the acquisition were DIRECT DECOR, a biannual magazine covering home decor, and GENTLEMEN'S CLUB, a recently launched, monthly men's style magazine, both of which are distributed to readers of LADUE NEWS; and PERFORMANCE NOTES, a playbill for St. Louis-area, not-for-profit performing arts organizations.

         On December 22, 1997, the Company completed its acquisition of the InterCounty Newspaper Group from AUS, Inc., Mt. Laurel, NJ. The InterCounty Newspaper Group includes 17 weekly newspapers in suburban Philadelphia and central and southern New Jersey with total weekly distribution of approximately 100,000. Also included in the acquisition were Nittany Valley Offset, a premium quality sheet-fed printing company in State College, PA, and InterPrint, Inc., a commercial printing company in Bristol, PA, which prints the InterCounty newspapers.

         On January 2, 1998, the Company acquired the assets of HVM, L.L.C., New Milford, CT. Included in the acquisition were eight weekly newspapers, two TMC's (Total Market Coverage vehicles) and three monthly magazines, with combined distribution of approximately 150,000. HVM, L.L.C. includes Housatonic Valley Publishing, serving primarily Fairfield and Litchfield Counties, CT, and Putnam County, NY; and Minuteman Newspapers, serving Westport and Fairfield, CT.

         On March 9, 1998, the Company acquired THE SARATOGIAN, Saratoga Springs, NY, and a weekly newspaper, the COMMUNITY NEWS, serving Clifton Park, NY, from the Gannett Foundation. THE SARATOGIAN, founded in 1855, has 11,831 daily and 13,822 Sunday circulation, as reported in the September 30, 1997 ABC Fas-Fax. COMMUNITY NEWS has weekly distribution of approximately 26,000. THE SARATOGIAN and COMMUNITY NEWS acquisition created the Company's sixth geographic cluster, in the Capital-Saratoga Region of New York, where the Company also owns THE RECORD, located in Troy, NY.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         REVENUES. In 1997, revenues increased $8.3 million, or 2.4%, to $359.4 million, primarily due to an increase in advertising revenues. Newspaper revenues increased $10.4 million, or 3.1%, to $347.1 million in 1997, principally due to increased classified advertising revenues and the December 1996 acquisition of the TAUNTON DAILY GAZETTE (the "Taunton acquisition"). Circulation revenues increased approximately $435,000, or 0.5%, to $80.2 million in 1997. Commercial printing and other represented 3.4% of the Company's revenues in 1997, as compared to 4.1% in 1996.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 31.8% of the Company's revenues in both 1997 and 1996. Salaries and employee benefits increased $2.7 million, or 2.4%, in 1997 to $114.3 million, primarily due to the Taunton acquisition.

         NEWSPRINT, INK AND PRINTING CHARGES. In 1997, newsprint, ink and printing charges were 11.3% of the Company's revenues, as compared to 14.3% in 1996. Newsprint, ink and printing charges decreased $9.7 million, or 19.3%, in 1997 as compared to 1996, primarily due to a decrease of approximately 18.0% in the average price per ton of newsprint in 1997 as compared with 1996, which accounts for approximately $7.8 million of this decrease, and a decrease in the consumption of paper in the Company's commercial printing operations.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses accounted for 8.5% of the Company's revenues in 1997, as compared to 8.8% in 1996. Selling, general and administrative expenses decreased by approximately $543,000, or 1.8%, to $30.5 million in 1997. This decrease was due primarily to higher expenses in 1996 related to the Company's website development.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was 5.7% of the Company's revenues in 1997 as compared to 5.8% in 1996, and was basically flat in 1997 at $20.5 million as compared to 1996.

         OTHER EXPENSES. Other expenses accounted for 11.3% of the Company's revenues in 1997 as compared to 11.1% in 1996. Other expenses increased $1.8 million, or 4.6% in 1997, primarily due to (i) increased circulation expenses, and (ii) an increase in postage expense due primarily to an increase in preprint volume.

         SPECIAL CHARGE. In connection with the Company's initial public offering of Common Stock, the Company incurred a special charge in 1997 of $31.9 million (before benefit for income taxes of $13.0 million) comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. The management bonus was comprised of 1.1 million shares of Common Stock and a cash portion to satisfy the recipients' tax obligations arising from the management bonus.

         OPERATING INCOME. Reflecting the effect of the 1997 special charge described above, operating income decreased $17.8 million, or 18.0%, to $81.0 million as compared to 1996 operating income. On the same basis, operating income was 22.5% of revenues in 1997 and 28.2% in 1996. Excluding the 1997 special charge, operating income increased $14.1 million, or 14.2%, to $112.9 million in 1997. On the same basis, as a percentage of revenues, operating income increased to 31.4% in 1997 as compared to 28.2% in 1996.

         INTEREST EXPENSE. Interest expense decreased by $14.1 million, or 25.0%, from 1996 to 1997 reflecting a decrease in average borrowing rates and a decrease of approximately $124 million in average debt outstanding in 1997 as compared to 1996. The decrease in average borrowing rates is primarily a result of a decrease in the applicable margin due to: (i) reduced leverage and (ii) the revised terms of the Company's Credit Agreement. Interest expense as adjusted to reflect the effects of the Company's initial public offering and Credit Agreement as if they had occurred on January 1, 1997 would have been $36.1 million for 1997. See "-- Liquidity and Capital Resources."

         PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 40.7% and 33.7% for the years ended December 31, 1997 and 1996, respectively. In 1996, the effective tax rate was lower than the combined federal and state statutory rates primarily due to recognition of tax benefits which had been offset by a valuation allowance in previous years. If the Company had implemented its corporate restructuring which was implemented January 1, 1998, as of January 1, 1997, the Company's effective tax rate for 1997 would have been approximately 37%.

         NET INCOME. Net income as reported on an historical basis was $23.0 million, or $.51 per share, for the year ended December 31, 1997. See "Other information," below, for net income, as adjusted for the effects of the Company's initial public offering and tax savings related to the Company's January 1, 1998 corporate restructuring.

         OTHER INFORMATION. EBITDA (1) rose $14.0 million, or 11.7%, to $133.4 million in 1997, excluding the 1997 special charge. On the same basis, the Company's EBITDA Margin reached 37.1% for 1997, as compared to 34.0% for the prior year.

         Net income as adjusted for the effects of the Company's initial public offering and the Company's January 1, 1998 corporate restructuring as if they had occurred and been implemented, respectively, as of January 1, 1997 and excluding the 1997 special charge described above, would have been $48.4 million, or $1.00 per share, in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         REVENUES. In 1996, revenues increased $12.1 million, or 3.6%, to $351.1 million from $339.0 million in 1995, primarily as a result of acquisitions. Revenues in 1995 reflect the results of operations since the 1995 acquisitions of the New England Acquisition Corp. (42 non-daily publications and one commercial printing company), THE HERALD and THE MIDDLETOWN PRESS, as compared to the full 12 months of results for each of these acquired companies in 1996. Newspaper revenues for operations owned during the full 12 months in both periods were basically flat, at $304.2 million in 1995 and $304.0 million in 1996. Advertising revenues increased $7.5 million, or 3.0%, to $257.0 million in 1996 from $249.5 million in 1995. For newspapers operated during the full 12 months in both periods, advertising revenues declined 1.0% to $231.7 million in 1996 from $234.1 million in 1995. In 1996, advertising revenues were negatively impacted by record-breaking snowfalls in the first quarter in the eastern United States and the soft retail environment in such areas. Circulation revenues increased $6.0 million, or 8.1%, to $79.8 million in 1996 from $73.8 million in 1995. For newspapers operated during the full 12 months in both periods, circulation revenues increased $2.2 million, or 3.3%, from $70.1 million in 1995 to $72.3 million in 1996, as a result of increased subscription and single copy

------------
1 EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash charges. EBITDA is not intended  to  represent  cash  flows  from  operations  and  should  not  be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

rates. Commercial printing and other revenues decreased $1.2 million, or 8.0%, from $15.6 million in 1995 to $14.4 million in 1996, reflecting highly competitive conditions in the commercial printing industry offset, in part, by a full year of revenues in 1996 attributable to the commercial printing business acquired in 1995. Commercial printing and other revenues represented 4.1% of the Company's revenues in 1996.

         SALARIES AND EMPLOYEE BENEFIT EXPENSES. In 1996, salaries and employee benefit expenses accounted for 31.8% of the Company's revenues, as compared to 32.6% in 1995. Salaries and employee benefit expenses increased $1.0 million to $111.6 million in 1996 from $110.6 million in 1995, primarily as a result of the 1995 acquisitions, which added approximately 450 full-time and 240 part-time employees. For operations owned during the full 12 months in both periods, salaries and employee benefit expenses decreased $5.2 million, or 5.1%, in 1996 as compared to 1995, due to a reduction in the number of employees resulting from operating efficiencies.

         NEWSPRINT, INK AND PRINTING CHARGES. In 1996, newsprint, ink and printing charges accounted for 14.3% of the Company's revenues, as compared to 14.2% in 1995. Newsprint, ink and printing charges increased $1.9 million, or 3.9%, in 1996 to $50.1 million from $48.2 million in 1995, as a result of the 1995 acquisitions. For operations owned during the full 12 months in both periods, newsprint, ink and printing charges were basically flat, at $43.5 million in 1995 and $43.4 million in 1996, primarily due to an increase of approximately 3.0% in newsprint expense (excluding paper consumed in the Company's commercial printing operations) offset by a decrease in commercial printing expense. The 3.0% increase in newsprint expense is a result of a 13.0% increase in the average price of newsprint offset by a decrease in volume. The consumption decrease was primarily related to web-width reductions at a majority of the Company's newspapers which reduced page sizes and produced a corresponding decrease in newsprint consumption of approximately 8%. The Company also reduced fringe circulation, as it is the Company's belief that such circulation does not provide adequate response for advertisers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In 1996, selling, general, and administrative expenses accounted for 8.8% of the Company's revenues, as compared to 8.5% in 1995. Selling, general and administrative expenses increased $2.3 million, or 8.1%, to $31.0 million in 1996 from $28.7 million in 1995, primarily due to acquisitions. For operations owned during the full 12 months in both periods, selling, general and administrative expenses increased $413,000, or 1.5%, from $26.7 million to $27.1 million.

         DEPRECIATION AND AMORTIZATION EXPENSE. In 1996, depreciation and amortization expense accounted for 5.8% of the Company's revenues, as compared to 5.7% in 1995. Depreciation and amortization expense increased $1.3 million, or 7.0%, to $20.5 million in 1996 from $19.2 million in 1995, primarily as a result of acquisitions made during the period.

         OTHER EXPENSES. In 1996, other expenses accounted for 11.1% of the Company's revenues, as compared to 11.4% in 1995. Other expenses increased $233,000, or .6%, to $39.0 million in 1996 from $38.8 million in 1995. For operations owned during the full 12 months in both periods, other expenses decreased $2.5 million, or 7.1%, from $35.1 million to $32.6 million primarily as a result of cost controls related to the Company's clustering strategy.

         OPERATING INCOME. Operating income increased 5.8% to $98.9 million in 1996 from $93.5 million in 1995. As a percentage of revenues, operating income increased from 27.6% in 1995 to 28.2% in 1996 primarily for the reasons discussed above.

         NET INTEREST EXPENSE. Net interest expense was $56.3 million in 1996, an 11.1% decrease from $63.3 million in 1995. The decrease of $7.0 million reflected a decrease in average borrowing rates and a decrease in average debt outstanding during 1996 of approximately $18.0 million.

         PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 9.0% in 1995 and 33.7% in 1996, which were lower than the combined federal and state statutory rates. In both years, this was primarily due to the recognition of tax benefits which had been offset by a valuation allowance in previous years. See Note 10 of "Notes to Consolidated Financial Statements." The Company expects to report an effective tax rate which is higher than those effective rates previously reported, but lower than the combined federal and state statutory rates as a result of the various tax strategies which the Company implemented effective January 1, 1998.

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

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities increased by approximately $6.0 million to $66.0 million in 1997. Net cash provided by operating activities in 1997 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization, provision for losses on accounts receivable, non-cash portion of the 1997 special charge, increase in income taxes payable and deferred income taxes) of $75.4 million, offset by a decrease resulting from variations in other operating items (including accounts receivables, income taxes payable and inventories) of $9.4 million.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $6.3 million to $19.4 million in 1997. This decrease is primarily due to a decrease of $7.4 million in the Company's investment in the purchase of newspaper properties. In addition, the Company increased capital expenditures by approximately $2.1 million, which was offset by an increase of approximately $900,000 in proceeds from the sale of property, plant and equipment. The Company has a capital expenditure program (excluding acquisitions) of approximately $11.0 million planned for 1998, which includes spending on technology, including prepress and business systems; computer hardware; other machinery and equipment; plants and properties; and vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. It is expected that the 1998 capital expenditure program will be funded from operating cash flow. The Company has been able to maintain a low ratio of capital expenditures to depreciation and amortization expenses due to its: (i) maintenance program for existing presses and facilities; (ii) ability to transfer redundant presses, mechanical and computer equipment and other capital items among the Company's locations; and (iii) strategy of evaluating acquisitions partially based on the condition of the facilities and production equipment. In 1997, the Company had capital expenditures of $9.7 million and depreciation and amortization of $20.5 million. The success of the Company's operations in Philadelphia and surrounding areas may necessitate the construction of a centralized production facility within the next two years. Costs for this facility are estimated to be approximately $25.0 million. The Company expects to fund this construction project with cash flow from operations and borrowings.

         The Company has completed an assessment of the effect of year 2000 on its computer systems and production equipment and has determined that it will have to modify or replace portions of its computer systems. The Company has an action plan in place. The Company's capital expenditure program also includes amounts necessary to have all of its systems Year 2000 compliant by June 1, 1999.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities increased $12.5 million from 1996 to 1997. The 1997 activity reflects net proceeds of approximately $119.0 million from the sale of Common Stock in the Company's initial public offering, which were used to repay a portion of the amounts outstanding under the Senior Secured Term Loans (the "Term Loan") and a Senior Secured Revolving Credit Facility (the "Revolver") (collectively, the "Senior Facilities") and to retire all of the outstanding principal amount of and accrued and unpaid interest on the Company's subordinated notes.

         In May 1997, the Company amended and restated its credit agreement (as amended, the "Credit Agreement") to amend the terms of the Senior Facilities. The Credit Agreement provides for, among other things, a $398.0 million Term Loan, a $235.0 million Revolver and a reduction in the Applicable Margin (as defined in the Credit Agreement).

         The amounts  outstanding  under the Senior  Facilities bear interest at
(i) 1-1/2% to 1/2% above the London Interbank Offered Rate ("LIBOR") or (ii) the higher of 0% to 1/4% above the higher of the Prime Rate or 1/2% above the Federal Funds Rate (collectively the "Base Rate"). The interest rate spreads are dependent upon the debt to 12 months trailing cash flow ratio (as defined in the Credit Agreement) and reduce as such ratio declines. The Term Loan provides for quarterly repayment of principal as scheduled in the Credit Agreement. The Revolver has a step-down of availability of $40.0 million on each of December 31, 2000, 2001 and 2002. The final $115.0 million of availability expires and, if outstanding, is due on December 31, 2003.

         As of December 31, 1997, the Company had outstanding indebtedness, due and payable in installments through 2003, of approximately $490.8 million, of which $123.0 million was outstanding under the Revolver. There was $112.0 million of unused and available balance under the Revolver at December 31, 1997.

         The Company manages its exposure to interest rate fluctuations by entering into interest rate protection agreements. If the Company's Total Debt Ratio (as defined in the Credit Agreement) is 3.0 or greater, the Company is required to have interest rate protection for a minimum of 50% of its outstanding balance under the Senior Facilities. The Company has in place interest swap and collar agreements. During 1997, the Company's weighted average effective interest rate on its outstanding balance was approximately 7.6%, which takes into account the interest rate protection agreements in effect at that time.

         INFLATION. The Company's results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

         INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K include forward-looking statements, which may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things, the factors discussed below under "-- Certain Factors Which May Affect the Company's Future Performance." The following factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

NEWSPAPER INDUSTRY COMPETITION

         The Company's business is concentrated in newspapers and other publications located primarily in small metropolitan and suburban areas in the United States. Revenues in the newspaper industry primarily consist of advertising and paid circulation. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, on-line services and other forms of communication and advertising media. Competition for newspaper advertising expenditures is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Many of the Company's competitors are larger and have greater financial resources than the Company.

DEPENDENCE ON LOCAL ECONOMIES

         The Company's advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities which the Company's newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, and local weather conditions.

INDEBTEDNESS

         The Company has a substantial amount of indebtedness. As of December 31, 1997, the consolidated indebtedness of the Company was approximately $490.8 million, which represents a multiple of 3.68 times the Company's twelve months trailing EBITDA of approximately $133.4 million (excluding the 1997 special charge). As of December 31, 1997, the Company had a net stockholders' deficit of approximately $266.2 million and a total capitalization of $224.5 million, and, thus, the percentage of the Company's indebtedness to total capitalization was 218.6%. The Company may incur additional indebtedness to fund operations, capital expenditures or future acquisitions.

         The Company believes that cash provided by operating activities will be sufficient to fund its operations and to meet payment requirements under its Term Loan and the Revolver under the Credit Agreement. However, a decline in cash provided by operating activities, which could result from factors beyond the Company's control, such as unfavorable economic conditions, an overall decline in advertising expenditures or increased competition, could impair the Company's ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company which restrict, among other things, the Company's ability to declare dividends, redeem stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of wastes at its facilities. To the best of the Company's knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. The Company cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to the Company, may give rise to additional costs which could be material. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could have a material adverse effect on the financial condition or results of operations of the Company. The Company is not aware of any pending legislation by federal, state or local governments relating to environmental matters which, if enacted, would reasonably be expected to have a material adverse effect on the financial condition or results of operations of the Company.

ACQUISITION STRATEGY

         The Company has grown through, and anticipates that it will continue to grow through, acquisitions of daily and non-daily newspapers and similar publications. Acquisitions may expose the Company to particular risks, including, without limitation, diversion of management's attention, assumption of liabilities and amortization of goodwill and other acquired intangible assets, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company's earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through cash on hand and borrowings, which borrowings have increased the Company's indebtedness. The Company anticipates that it will finance future acquisitions through cash on hand, borrowings and issuances of capital stock. The Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Credit Agreement may limit the Company's ability to make acquisitions.

PRICE AND AVAILABILITY OF NEWSPRINT

         The basic raw material for newspapers is newsprint. The Company's newsprint consumption (excluding paper consumed in the Company's commercial printing operations) totaled approximately $33.3 million in 1997, which was approximately 9.6% of the Company's newspaper revenues. In 1997, the Company consumed approximately 61,500 metric tons of newsprint. The average price per metric ton of newsprint based on East Coast transaction prices in 1997, 1996 and 1995 was $555, $645 and $668, respectively, as reported by the trade publication PULP AND PAPER WEEKLY. The Company has no long-term contracts to purchase newsprint. Generally, the Company has in the past and currently purchases all of its newsprint from two suppliers, Abitibi Consolidated and Kruger Inc. Historically, the percentage of the Company's newsprint supplied by each of such suppliers has varied. The Company believes that it would not be materially adversely effected if it were no longer able to purchase its newsprint supply from its two current suppliers and that, in such event, other newsprint suppliers would be readily available to the Company. In the future, the Company may purchase newsprint from other suppliers. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition or results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average cost of newsprint consumed reflected increases of approximately 34% and 13%, respectively, in 1995 and 1996 and a decrease of approximately 18% in 1997, in each case compared to the previous year. In January 1998, certain newsprint suppliers announced an April 1998 increase of $50 per metric ton. In addition, in February 1998, a major supplier announced a price increase of $40 per metric ton effective as of April 1, 1998. The Company believes that if any price increase is sustained in the industry, the Company will also be impacted by such increase. The Company is unable to predict whether, or to what extent, any increase will be sustained. Significant increases in newsprint costs could have a material adverse effect on the financial condition or results of operations of the Company. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not currently applicable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                    ------
FINANCIAL STATEMENTS:

Report of Independent Auditors...................................    23
Consolidated Balance Sheets......................................    24
Consolidated Statements of Income................................    25
Consolidated Statements of Stockholders'/Members' Deficit........    26
Consolidated Statements of Cash Flows............................    27
Notes to Consolidated Financial Statements.......................    28

FINANCIAL STATEMENT SCHEDULE:

Schedule II, Valuation and Qualifying Accounts...................    S-1

         All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Journal Register Company


         We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders'/members' deficit, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company, as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                          ERNST & YOUNG LLP



February 6, 1998
MetroPark, New Jersey


                            JOURNAL REGISTER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  December 31,
                                                                                      -------------------------------
                                                                                          1997             1996
                                                                                      -------------    --------------

ASSETS
Current assets:
  Cash and cash equivalents                                                           $                $
                                                                                            8,183             8,546

  Accounts receivable, less allowance for doubtful accounts of $4,055 in
    1997 and $4,173 in  1996                                                               48,675            44,064
  Inventories                                                                               9,865             6,204
  Deferred income taxes                                                                     6,444             2,951
  Other current assets                                                                      4,666             4,270
                                                                                      -------------    --------------
Total current assets                                                                       77,833            66,035
Property, plant and equipment:
  Land                                                                                      7,567             7,260
  Buildings and improvements                                                               60,685            59,001
  Machinery and equipment                                                                 148,605           135,937
                                                                                      -------------    --------------
                                                                                          216,857           202,198
  Less accumulated depreciation                                                          (124,237)         (110,485)
                                                                                      -------------    --------------
Property, plant and equipment, net                                                         92,620            91,713
Deferred income taxes                                                                          --               223
Intangible and other assets, net of accumulated amortization of $23,973 in 1997
   and $17,611 in 1996                                                                    157,478           148,014
                                                                                      =============    ==============
Total assets                                                                          $                $
                                                                                          327,931           305,985
                                                                                      =============    ==============
LIABILITIES AND STOCKHOLDERS'/MEMBERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                                                $    57,060       $    54,174
  Accounts payable                                                                          9,277             7,200
  Income taxes payable                                                                        535             1,196
  Accrued interest                                                                          5,067             7,498
  Deferred subscription revenue                                                             6,539             5,879
  Other accrued expenses and current liabilities                                           17,616            15,946
                                                                                      -------------    --------------
Total current liabilities                                                                  96,094            91,893

Senior debt, less current maturities                                                      433,714           566,390
Subordinated notes and accrued interest due to members                                         --            33,319
Deferred income taxes                                                                       8,049                --
Accrued retiree benefits and other liabilities                                             20,641            11,603
Income taxes payable                                                                       35,675            26,438
Commitments and contingencies
Stockholders'/Members' deficit:
  Common stock, $.01 par value per share, 300,000,000 shares authorized
    and 48,437,500 shares issued and outstanding                                              484                --
  Membership interests                                                                         --             2,104
  Additional paid-in capital                                                              358,234           222,167
  Accumulated deficit                                                                    (624,960)         (647,929)
                                                                                      -------------    --------------
Net stockholders'/members' deficit                                                       (266,242)         (423,658)
                                                                                      -------------    --------------
Total liabilities and stockholders'/members' deficit                                  $                $
                                                                                          327,931           305,985
                                                                                      =============    ==============

                                             SEE ACCOMPANYING NOTES.




                            JOURNAL REGISTER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Year Ended December 31,
                                                     -----------------------------------------------------
                                                         1997               1996              1995
                                                     --------------    ----------------   ----------------

Revenues:
   Advertising                                        $   266,914        $   256,971       $   249,534
   Circulation                                             80,211             79,776            73,797
                                                     --------------    ----------------   ----------------
Newspaper revenues                                        347,125            336,747           323,331
Commercial printing and other                              12,282             14,373            15,626
                                                     --------------    ----------------   ----------------
                                                          359,407            351,120           338,957

Operating expenses:
   Salaries and employee benefits                         114,302            111,626            110,651
   Newsprint, ink and printing charges                     40,452             50,110             48,243
   Selling, general and administrative                     30,450             30,993             28,678
   Depreciation and amortization                           20,480             20,525             19,178
   Other                                                   40,783             38,976             38,743
   Special charge                                          31,899                 --                --
                                                     --------------    ----------------   ----------------
                                                          278,366            252,230            245,493
                                                     --------------    ----------------   ----------------
Operating income                                           81,041             98,890             93,464

Other income (expense):
   Interest expense                                       (42,282)           (56,410)          (63,468)
   Interest income                                             46                107               158
   Other                                                      (52)              (169)             (718)
                                                     --------------    ----------------   ----------------
Income before provision for income taxes                   38,753             42,418            29,436
Provision for income taxes                                 15,784             14,309             2,653
                                                     --------------    ----------------   ----------------
Net income                                            $    22,969       $     28,109      $     26,783
                                                     ==============    ================   ================
Net income per common share:
  Basic                                              $        .51                 --                --
  Diluted                                            $        .51                 --                --
  Pro forma (unaudited)                                        --       $        .74                --


                             SEE ACCOMPANYING NOTES.


                            JOURNAL REGISTER COMPANY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' DEFICIT
                                 (IN THOUSANDS)

                                                             Additional                                 Total
                                  Common     Membership        Paid-in        Accumulated            Stockholders'/
                                  Stock       Interest         Capital         Deficit              Members' Deficit
                                 -------     ----------      ----------       -----------          -----------------

Balance at January 1, 1995                    $  2,104        $ 222,167       $(702,821)            $(478,550)
Net income                                          --           26,783          26,783                26,783
                                              ---------       ----------      ----------            -----------
Balance at December 31, 1995                     2,104          222,167        (676,038)             (451,767)
Net income                                          --               --          28,109                28,109
                                              ---------       ----------       ---------             -----------
Balance at December 31, 1996                     2,104          222,167        (647,929)             (423,658)

Net income                                          --              --           22,969                22,969
Conversion of membership
  interest                      $   379         (2,104)           1,725              --                    --
Issuance of common stock            105             --          134,342              --               134,447
                               -----------     ---------       ----------     -----------           ------------
Balance at December 31, 1997    $   484        $    --         $358,234       $(624,960)            $(266,242)
                               ===========     ==========      ==========     ===========           =============


                             SEE ACCOMPANYING NOTES.



                            JOURNAL REGISTER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Year Ended December 31,
                                                                   --------------------------------------------------------------
                                                                       1997                  1996                    1995

                                                                   -------------        -------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $22,969                 $ 28,109                $26,783
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Provision for losses on accounts receivable                      3,291                    3,914                  2,872
    Depreciation and amortization                                   20,480                   20,525                 19,178
    Net (gain) loss on disposal of property, plant and
      equipment and other assets                                      (464)                    (110)                   263
    Non-cash portion of special charge                              15,400                       --                     --
     Increase in income taxes payable                                8,526                   14,693                    497
    (Decrease) increase in accrued interest                         (2,431)                  (2,068)                 8,760
    Increase (decrease) in deferred taxes                            4,779                   (4,836)                  (483)
    (Increase) in accounts receivable                               (4,546)                  (3,972)                (6,947)
    (Increase) decrease in inventories                              (2,431)                  10,476                 (7,209)
    Increase (decrease) in accounts payable                          2,001                   (2,664)                (5,320)
    Increase (decrease) in deferred subscription revenue               310                     (401)                   183
    Increase (decrease) in accrued retiree benefits and
      other liabilities                                              1,964                   (1,227)                (1,803)
    (Increase) decrease in other assets, net of increase
      (decrease) in other liabilities                               (3,818)                  (2,374)                (9,997)
                                                                   --------                ---------               -------
Net cash provided by operating activities                           66,030                   60,065                 26,777

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                          (9,727)                  (7,675)                (4,859)
Net proceeds from sale of property, plant and equipment and
  other assets                                                       1,186                      237                     41
Purchase of newspaper properties, net of cash acquired             (10,906)                 (18,262)               (45,739)
                                                                  ---------                ---------             -----------
Net cash used in investing activities                              (19,447)                 (25,700)               (50,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt:
    Senior facilities                                                4,000                    7,000                 133,000
    Accretion on subordinated notes                                  1,205                    3,029                   2,746
Repayments of:
    Senior debt                                                   (136,674)                 (44,470)                (29,000)
    Subordinated notes                                             (34,524)                      --                 (82,362)
Net proceeds from issuance of common stock                         119,047                       --                      --
                                                                 ----------                ----------              ---------
Net cash (used in) provided by financing activities                (46,946)                 (34,441)                 24,384
                                                                  ---------                ----------              ----------
(Decrease) increase in cash and cash equivalents                      (363)                     (76)                    604
Cash and cash equivalents, beginning of year                         8,546                    8,622                   8,018
                                                                  ---------                ----------              ----------
Cash and cash equivalents, end of year                            $  8,183                 $  8,546                $  8,622
                                                                  ========                 ==========              ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                      $  44,713                $ 54,244                $ 51,673
    Income taxes                                                      2,479                   4,452                   1,940

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
Issuance of additional subordinated notes                         $   1,205                $  3,029                $  2,746
Issuance of  note payable in connection with
   an acquisition                                                     2,884                      --                      --


                                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Journal Register Company (the "Company") and all of its wholly owned subsidiaries, Journal Newspapers, Inc. ("JNI"), Journal Company, Inc. ("JCI"), Journal Register Newspapers, Inc. ("JRNI") and INS Holdings, Inc. ("INSI"), (collectively, the "Company"). The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

         Effective December 21, 1994, JNI and JCI (collectively, the "Companies") entered into an exchange agreement with the Company whereby Journal Register Company, LLC, ("JRC, LLC") issued 2 million membership interests, representing all of the issued and outstanding membership interests in JRC, LLC to the stockholders of JNI and JCI in exchange for all the issued and outstanding common stock of the Companies. Since the combined Companies were under common control, this transaction was accounted for in a manner similar to a pooling of interests.

         In March of 1997, certain entities (namely, JRC, LLC, JRNI and INSI) were combined with the Company. Substantially all of the membership interests and equity securities of these entities were owned by affiliates of E.M. Warburg, Pincus & Co., LLC (collectively, "Warburg, Pincus"). Since the companies were under common control, this transaction was accounted for on a basis similar to a pooling of interests. The accompanying financial statements include the accounts and operations of JRC (or its predecessor JRC, LLC); JRNI; and INSI for all periods presented.

         The Company primarily publishes small metropolitan and suburban daily and suburban and community non-daily newspapers serving markets in Connecticut, Ohio, Philadelphia and its surrounding areas, the greater St. Louis area and central New England and has commercial printing operations in Connecticut, Ohio and Pennsylvania.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding as of December 31, 1997.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany activity has been eliminated.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates would include the allowance for doubtful accounts and valuation allowance for deferred taxes. Actual results could differ from those estimates.

         CONSOLIDATED STATEMENTS OF CASH FLOWS

         For purposes of the accompanying consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVENTORIES

         Inventories, consisting of newsprint, ink and supplies, are stated at the lower of cost (primarily first-in, first-out method) or market.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized.

         Depreciation is provided for financial reporting purposes primarily by the straight-line method over the following estimated useful lives:

          Buildings and improvements                        5 to 30 years
          Machinery and equipment                           3 to 20 years

         INTANGIBLE ASSETS AND OTHER ASSETS

         Intangible assets recorded in connection with the acquisition of newspapers generally consist of the values assigned to subscriber lists and the excess of cost over the value of identifiable net assets of the companies acquired. These assets are carried at the lower of amortized cost or the amount expected to be recovered by projected future operations after considering attributable general and administration expense and interest on debt allocated to the various newspapers. If, in the opinion of management, an impairment in value occurs, any necessary write-downs will be charged to expense.

         The balance of intangible assets at December 31, 1997 and 1996 was comprised of subscriber lists and excess cost over the value of identifiable net assets of companies acquired. These assets are being amortized over a period of 4 to 40 years and are amortized by the straight-line method.

         In the beginning of 1996, the Company adopted SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". The adoption of SFAS No. 121 did not materially impact the financial statements. In accordance with SFAS No. 121, the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of the long-lived assets is reduced by the difference between the carrying amount and estimated fair value.

         Other assets consist principally of capitalized costs associated with the Term Loan and the Revolver (as defined in Note 4, Long-Term Debt) that are being amortized over the terms of such loans.

         INCOME TAXES

         The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         DEFERRED SUBSCRIPTION REVENUE

         Deferred subscription revenue arises from subscription payments made in advance of newspaper delivery. Revenue is recognized in the period in which it is earned.

         INTEREST-RATE PROTECTION AGREEMENTS

         The Company enters into Interest-Rate Protection Agreements ("IRPAs") to modify the interest characteristics of its outstanding debt. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. The fair values of IRPAs are not recognized in the financial statements. Gains and losses on terminations of IRPAs would be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the IRPAs. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the IRPA would be recognized in income coincident with the extinguishment. Any IRPAs that were not designated with outstanding debt or notional amounts (or durations) of IRPAs in excess of the principal amounts (or maturities) of the underlying debt would be recorded as an asset or liability at fair value, with changes in fair value recorded in other income (expense).

         STOCK OPTION PLAN

         The Company has elected to follow  Accounting  Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         EARNINGS PER SHARE

         Effective December 31, 1997, the Company adopted the requirements of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share". Statement 128 requires the disclosure of earnings per share on a basic and diluted basis. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. The new pronouncement had no impact on the pro forma earnings per share amount for 1996.

         CONCENTRATION OF RISK

         Certain employees of the Company's newspapers are employed under collective bargaining agreements.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

3.       INTANGIBLE AND OTHER ASSETS

         Intangible and other assets as of December 31, net of accumulated amortization, are summarized as follows:


                                                                               1997                    1996
                                                                        --------------------    -------------------

Excess of cost over the value of identifiable net
    assets and subscriber lists                                                $138,370,000           $125,847,000
Prepaid pension cost                                                              7,784,000              7,153,000
Other                                                                            11,324,000             15,014,000
                                                                        --------------------    -------------------
                                                                               $157,478,000           $148,014,000
                                                                        ====================    ===================

4.       LONG-TERM DEBT

         The Company's long-term debt as of December 31 was comprised of the following:

                                                                           1997                   1996
                                                                    --------------------   --------------------

Senior Secured Term Loans                                                  $364,890,000           $501,530,000
Senior Secured Revolving Credit Facility                                    123,000,000            119,000,000
Subordinated Notes and accrued interest due to members                               --             33,319,000
Other debt                                                                    2,884,000                976,000
                                                                    --------------------   --------------------
                                                                            490,774,000            654,825,000
Less current portion                                                       (57,060,000)           (54,174,000)
                                                                    --------------------   --------------------
                                                                           $433,714,000           $600,651,000
                                                                    ====================   ====================

         Effective December 21, 1994 (the "Effective Date"), the Company entered into a definitive credit agreement (as amended, the "Credit Agreement") to obtain Senior Secured Term Loans (the "Term Loan") and a Senior Secured Revolving Credit Facility (the "Revolver"). In May 1997, the Company amended and restated the Credit Agreement to amend certain terms of a Term Loan and the Revolver (collectively, the "Senior Facilities"). The amended Credit Agreement provides for the $398.0 million Term Loan and a $235.0 million Revolver. The Company had $112.0 million and $26.0 million unused and available under the Revolver at December 31, 1997 and 1996, respectively. The Term Loan matures in May 2003 and the Revolver matures on December 31, 2003.

         During 1997, the Company had net borrowings under the Revolver of $4.0 million. The Company borrowed approximately $11.0 million under the Revolver to fund the acquisitions of the InterCounty Newspaper Group and THE LADUE NEWS (see
Note 12, Acquisitions) which was offset by $7.0 million of net paydowns of the Revolver. During 1996, the Company had net borrowings under the Revolver of $7.0 million. In 1996, the Company borrowed approximately $18.0 million under the Revolver to fund the acquisition of the TAUNTON DAILY GAZETTE (see Note 12, Acquisitions) which was offset by $11.0 million of net paydowns of the Revolver.

         The aggregate annual maturities of long-term debt payable under the Term Loan are as follows:

         1998...............................          $57,060,000
         1999...............................           65,730,000
         2000...............................           74,650,000
         2001...............................           83,340,000
         2002...............................           78,820,000
         2003...............................            5,290,000

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

4.       LONG-TERM DEBT (CONTINUED)

         The Revolver has a step-down of availability of $40.0 million on each of December 31, 2000, 2001 and 2002. The final $115.0 million of availability expires and, if outstanding, is due on December 31, 2003. The Term Loan provides for quarterly repayment of principal as scheduled in the Credit Agreement. In addition, commencing in the year 2000, the Credit Agreement requires a mandatory prepayment of the debt equal to 50.0% of Excess Cash Flows (as defined in the Credit Agreement).

         The Senior Facilities are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Senior Facilities require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, and restricts the Company's ability to declare dividends, redeem stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

         The amounts  outstanding  under the Senior  Facilities bear interest at
(i) 1/2% to 1-1/2% above the London Interbank Offered Rate ("LIBOR") or (ii) 0% to 1/4% above the higher of the Prime Rate or 1/2% above the Federal Funds Rate (collectively, the "Base Rate"). The interest rate spreads are dependent upon the debt to twelve months trailing cash flow ratio (as defined in the Credit Agreement) and reduce as such ratio declines. The Term Loan provides for quarterly repayment of principal as scheduled in the Credit Agreement. As of December 31, 1997 and 1996, the Company was paying .75% and 2% above LIBOR, respectively. At December 31, 1997 and 1996, the Company had outstanding $472.9 million and $615.5 million of LIBOR loans and $15.0 million and $5.0 million of Base Rate loans, respectively. The average all-in interest rates on the Senior
Facilities were approximately 7.6% and 8.4% for the years ended December 31, 1997 and 1996, respectively. The average all-in interest rates reflect the effects of the IRPAs.

         An annual commitment fee of 1/4% - 3/8% (depending on the ratio of debt to twelve months trailing cash flow, as defined by the Credit Agreement) is incurred on the unused portion of the commitment under the Revolver. As of December 31, 1997, the Company's commitment fee was 1/4%.

         The Credit Agreement requires the Company to maintain interest rate protection for at least fifty percent of the outstanding debt in order to manage interest rate risk. In accordance with this requirement, the Company participates in various interest rate protection agreements whereby the Company has assumed a fixed rate of interest and a counterparty has assumed the variable rate (the "SWAP"). The Company has also entered into interest rate collar agreements. The IRPAs are with major financial institutions which are expected to fully perform under the terms of the agreements thereby mitigating the credit risk from the transactions. The notional amounts of such IRPAs are used to measure interest to be paid or received with respect to such IRPAs and do not represent the amount of exposure to credit risk. Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. Under the collar agreements, the Company assumes the fixed rate position on an agreed upon ceiling rate and receives payment if the LIBOR exceeds such fixed rate. Alternatively, the Company assumes the LIBOR fixed rate position and makes payments to the banks if LIBOR is below the fixed floor rate. No payments are made if the LIBOR remains between the fixed ceiling and fixed floor rates.

         Interest rate protection agreements relating to the Company's borrowings include a SWAP agreement with a notional principal amount of $300 million maturing on January 30, 1999, and with a fixed LIBOR rate of approximately 6.22%. The agreements also include interest rate collars with an aggregate notional principal amount of $286.0 million with ceiling interest rates ranging from 7.29% through 7.41% and floor interest rates of 5.48%. The collars expire on various dates between April 30, 1998 and June 30, 1998. If the SWAP was marked to market at December 31, 1997, it would result in a net loss of approximately $1.3 million. If the collars were marked to market at December 31, 1997, they would result in no loss to the Company. The fair value as of December 31, 1997 of the IRPAs was obtained from the Company's bank.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

4.       LONG-TERM DEBT (CONTINUED)

         The estimated fair value of the Term Loan and Revolver approximates their carrying value since the interest rates are variable.

         As of December 31, 1996, affiliates of Warburg, Pincus owned approximately $33.3 million of the Company's subordinated notes. The subordinated notes had an interest rate of 10% per annum. These subordinated notes were fully paid in 1997.

5.       INITIAL PUBLIC OFFERING AND SPECIAL CHARGE

         In May 1997, the Company completed an initial public offering of 9,375,000 shares (the "Offering") of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $14 per share. The Common Stock began trading on the New York Stock Exchange under the symbol "JRC" on May 8, 1997. The net proceeds to the Company from the Offering were approximately $119.0 million, which the Company used to repay a portion of the amounts outstanding under the Term Loan and to retire all of the outstanding principal amount of and accrued and unpaid interest on the Company's subordinated notes.

         On June 6, 1997, pursuant to an agreement with the underwriters of the Offering (the "Underwriting Agreement"), the underwriters exercised their option to purchase 1,406,250 additional shares of Common Stock at a price of $14 per share. In accordance with the Underwriting Agreement, these shares were purchased directly from Warburg, Pincus and were purchased solely for the purpose of covering over-allotments made in connection with the Offering.

         In connection with the Offering, in the second quarter of 1997 the Company incurred a special charge of $31.9 million (before benefit for income taxes of $13.0 million) comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. The management bonus was comprised of 1,100,000 shares of Common Stock and a cash portion to satisfy the recipients' tax obligations arising from the management bonus.

6.       ADOPTION OF 1997 STOCK INCENTIVE PLAN

         Prior to the completion of the Offering (see Note 5), the Company's Board of Directors (the "Board") adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). Subject to adjustment as provided in the 1997 Plan, the 1997 Plan authorizes the granting of up to 4,843,750 shares of the Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights), to acquire Common Stock; (ii) awards of restricted shares of Common Stock; and (iii) performance units, to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate.

         Incentive stock options are granted at no less than fair market value of the Common Stock on the date of grant. The option price per share of Common Stock for all other stock options are established by the Compensation Committee. Stock options are exercisable at cumulative intervals of 20% commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100% may be exercised. These options expire 10 years after issuance.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

6.       ADOPTION OF 1997 STOCK INCENTIVE PLAN (CONTINUED)

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 5.76%; dividend yield of 0%; volatility factor of the expected market price of the Common Stock of .31; and a weighted-average expected life of the option of seven years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1997 is as follows:

         Pro forma net income                      $22,259,000
         Pro forma earnings per share:
                  Basic                                   $.50
                  Diluted                                 $.49

         A  summary  of  the  Company's  stock   option  activity  and   related
information for the year ended  December 31, 1997 is as follows:


                                                                             Weighted-Average
                                                        Options              Exercise Price
                                                       --------              ----------------

       Outstanding-beginning of year                      - -                      - -
       Granted                                         1,959,992                 $17.50
       Exercised                                          - -                      - -
       Forfeited                                         134,803                 $17.52
                                                       ---------
       Outstanding-end of year                         1,825,189                 $17.50
                                                       ==========

       Exercisable at end of year                          - -

       Weighted-average fair value of
         options granted during the year                  $5.42


         Exercise prices for options outstanding as of December 31, 1997 ranged from $14.00 to $21.00 per share. The weighted-average remaining contractual life of those options is 9.4 years.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

7.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the year ended December 31, 1997. Income available to common stockholders for both basic and diluted earnings per share is the same as net income presented in the statement of income for the year ended December 31, 1997.

Weighted-average shares for basic earnings per share        44,792,774
Effect of diluted securities:
   Employee stock options                                      190,747
                                                           ------------
Adjusted weighted-average shares for diluted
   earnings per share                                       44,983,521
                                                           ============

         PRO FORMA NET INCOME PER COMMON SHARE (UNAUDITED):

         Pro forma net income per common share for 1996 was calculated reflecting the 37,962,500 shares which were issued and outstanding prior to the Offering, but subsequent to December 31, 1996.

8.       PENSION PLANS

         The Company and its subsidiaries have separate defined benefit pension plans, certain of which are successors to prior plans. The benefits are based on years of service and primarily on the employees' career average pay. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes under a different actuarial cost method and different assumptions from those used for financial reporting. Assets of the plans consist principally of short-term investments, equity securities and corporate and U.S. Government obligations.

         The Company has changed the date it uses to measure pension plan assets and liabilities from December 31 to September 30, in order to meet the Company's reporting requirements. The change in measurement date had no effect on 1997 pension income.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

8.       PENSION PLANS (CONTINUED)

         The following table sets forth the plans' funded status and the amount recognized in the Company's consolidated balance sheet:

                                                           1997                                       1996
                                          ----------------------------------------    --------------------------------------
                                             Overfunded            Underfunded           Overfunded           Underfunded
                                          ------------------    ------------------    -----------------     ----------------

Actuarial present value of benefit
  obligation:
 Vested benefit obligation                 $ 50,118,000           $ 5,815,000          $ 43,197,000          $ 10,234,000
                                          ==================    ==================    =================     ================
 Accumulated benefit obligation            $ 51,277,000           $ 5,962,000          $ 44,209,000          $ 10,462,000
                                          ==================    ==================    =================     ================

Projected benefit obligation               $  51,649,000            $  6,048,000          $44,489,000          $10,641,000
Fair value of plan assets                     73,546,000               4,818,000           60,027,000            9,027,000
                                          ------------------    ------------------    -----------------     ----------------
Plan assets in excess of (less than)
   projected benefit obligation               21,897,000              (1,230,000)          15,538,000           (1,614,000)
Unrecognized net transition (asset)
   obligation being amortized over 15
   years                                          57,000                 284,000            (275,000)              717,000
Adjustment required to recognize minimum
   liability                                          --                (203,000)                 --              (400,000)
Unrecognized net (gain)                      (10,909,000)                (89,000)          (4,833,000)            (113,000)
Unrecognized prior service cost               (3,261,000)                (76,000)          (3,277,000)            (426,000)
                                         ------------------    ------------------    -----------------      ----------------
Prepaid (accrued) pension cost             $   7,784,000           $  (1,314,000)         $ 7,153,000         $ (1,836,000)
                                          ==================    ==================    =================     ================

         Assumptions  used in determining the funded status of the pension plans are as follows:

                                                                             1997               1996
                                                                       -----------------   ---------------
     Discount rate                                                            7.50%             7.75%
     Average rate of increase in compensation levels                           3.0               3.0
     Expected long-term rate of return on assets                               9.0               9.0
     Mortality rates                                                         83GAM             83GAM
                                                                          Unloaded          Unloaded


         Components of net periodic pension income include:

                                                       1997                  1996                 1995
                                                 -----------------     -----------------    -----------------
Service cost                                           $1,328,000            $1,366,000             $955,000
Interest cost                                           4,115,000             3,864,000            3,126,000
Expected return on plan assets                         (6,051,000)           (5,705,000)          (4,631,000)
Net amortization                                         (265,000)             (280,000)            (364,000)
Other                                                          --                    --               93,000
                                                 =================     =================    =================
Net periodic pension expense                          $  (873,000)          $  (755,000)         $  (821,000)
                                                 =================     =================    =================


         Net amortization consists of amortization of net assets or obligations at transition, subsequent plan amendments and of subsequent net gains and losses.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


8.       PENSION PLANS (CONTINUED)

         The Company also has defined contribution pension plans covering certain employees. Contributions to these plans are based on a percentage of participants' salaries and amounted to approximately $325,000, $417,000 and $438,000 in 1997, 1996 and 1995, respectively.

         The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $68,000, $71,000 and $98,000 in 1997, 1996 and 1995, respectively.

9.       POSTRETIREMENT BENEFITS

         The Company has changed the date it uses to measure postretirement benefit obligations from December 31 to September 30, in order to meet the Company's reporting requirements. The change in measurement date had no effect on 1997 postretirement benefit costs.

         The following table sets forth the postretirement medical plans' funded status as of September 30, 1997 and December 31, 1996:


                                                                       1997               1996
                                                                  ---------------     --------------

Accumulated postretirement benefit obligation:
  Retirees                                                            $6,517,000         $6,807,000
  Fully eligible active plan participants                                138,000            127,000
  Other active plan participants                                         196,000            169,000
                                                                      ----------         ----------
                                                                       6,851,000          7,103,000
Plan assets at fair value                                                     --                 --
                                                                  ---------------        -----------
Accumulated postretirement benefit obligation in excess
  of plan assets                                                       6,851,000          7,103,000
Unrecognized net gain                                                    591,000            321,000
Unrecognized prior service cost                                          693,000            786,000
                                                                   -------------      -------------
Accrued postretirement benefit obligation                             $8,135,000         $8,210,000
                                                                   =============      =============

         Net  periodic   postretirement  benefit  costs  include  the  following
components:

                                                                          1997            1996           1995
                                                                     ---------------  -------------   -----------

Service cost-benefits earned during the period                        $  13,000      $  11,000         $ 11,000
Interest cost on accumulated postretirement benefit obligation          520,000        525,000           461,000
Other                                                                  (100,000)       (96,000)         (128,000)
                                                                      ----------     ------------      ----------
                                                                      $ 433,000      $ 440,000         $ 344,000
                                                                      =========      =============     ==========

         Future benefit costs were estimated assuming medical costs would increase at a 9.0% annual rate during 1997 and decreasing 1.0% per year to a 6.5% annual increase in the year 2000 and beyond. The discount rates used to estimate the accumulated postretirement obligation were 7.5%, 7.75% and 7.5% at December 31, 1997, 1996 and 1995, respectively. If the assumed trend rate were to change by 1.0% the accumulated postretirement benefit obligation would change by approximately $354,000 and the net periodic postretirement benefit costs would change by approximately $30,000.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

10.      INCOME TAXES

         The provision for income taxes is as follows:


                                                                      1997                1996               1995
                                                                 ----------------    ----------------   ---------------

Current tax expense:
   Federal                                                       $    8,035,000        $   9,812,000         $   23,000
   State                                                              2,970,000            9,333,000          2,414,000
                                                                 ----------------    ----------------   ---------------
Total current                                                        11,005,000           19,145,000          2,437,000
Deferred tax expense (benefit):
   Federal                                                            5,027,000           (4,322,000)                --
   State                                                               (248,000)            (514,000)           216,000
                                                                 ----------------    ----------------   ---------------
Total deferred                                                        4,779,000           (4,836,000)           216,000
                                                                 ----------------    ----------------   ---------------
Total provision for taxes                                         $  15,784,000       $   14,309,000     $    2,653,000
                                                                 ================    ================   ===============

         The  reconciliation  of income tax computed at the U.S.  federal  statutory tax rate to income tax expense is as follows:

                                                                       1997               1996              1995
                                                                  ----------------   ----------------  ----------------
Tax at U.S. statutory rates                                          $13,564,000        $14,846,000       $10,303,000
State taxes, net of federal effect                                     1,769,000          5,732,000         1,709,000
Reduction in valuation allowance                                              --         (6,632,000)       (9,893,000)
Other                                                                    451,000            363,000           534,000
                                                                  ================   ================  ================
                                                                     $15,784,000        $14,309,000      $  2,653,000
                                                                  ================   ================  ================

         The reduction in the valuation allowance in 1996 reflects the recognition of approximately $4.3 million in deferred tax benefits expected to be realized in future years, as well as the reversal of certain temporary differences. The reduction in the valuation allowance in 1995 reflects the use of approximately $6.1 million of federal net operating loss carryforwards, as well as the reversal of certain temporary differences.

         State  net  operating  loss  carryforwards  were  utilized  as follows:
$700,000 in 1997,  $300,000 in 1996, and $5.5 million in 1995.

         At December 31, 1997, certain subsidiaries had net operating loss carry-forwards available ranging from approximately $500,000 to $43.9 million in various state and local jurisdictions. Substantial portions of the related deferred tax assets are offset by valuation allowances. The carryforwards at December 31, 1997 expire in various years through 2012.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

10.      INCOME TAXES (CONTINUED)


         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                  1997                    1996
                                                           -------------------      -----------------
Deferred tax liabilities:
   Property, plant and equipment                              $ 14,333,000             $ 14,986,000
   Other                                                                 --                 394,000
                                                              -------------            ------------
Total deferred tax liabilities                                   14,333,000              15,380,000
Deferred tax assets:
   Intangible assets                                              2,042,000               7,866,000
   Retiree benefits                                                 793,000               1,015,000
   Net operating loss carryforwards                               1,915,000               2,791,000
   Deferred interest expense                                      4,121,000               5,468,000
   Other                                                          5,649,000               3,764,000
                                                            ---------------           -------------
Total deferred tax assets                                        14,520,000              20,904,000
Valuation allowance                                               1,792,000               2,350,000
                                                            ---------------           -------------
Net deferred tax assets                                          12,728,000              18,554,000
                                                            ----------------          -------------
Net deferred tax liabilities (assets)                        $    1,605,000            $ (3,174,000)
                                                            ================          ==============


         The Company's valuation allowances for deferred tax assets decreased by approximately $600,000 and $7.7 million in 1997 and 1996, respectively.

         The Company's federal income tax returns, which consisted, prior to the Offering, of three separate consolidated groups and two individual entities, have not been examined by the Internal Revenue Service. Effective with the Offering that occurred in May of 1997, the Company will file its federal income tax return as one consolidated group.

11.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under noncancellable operating leases which expire over the next five years. These leases contain several renewal options for periods up to five years. The Company's future minimum lease payments under operating leases at December 31, 1997 are as follows:

         1998.............................................  $1,445,000
         1999.............................................  $1,364,000
         2000.............................................  $1,112,000
         2001.............................................  $  245,000
         2002.............................................  $       --

         Total rent expense was $2.0 million, $1.4 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company is involved in certain litigation matters which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings should not have a material adverse impact on the Company's financial position or results of operations.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

12.      ACQUISITIONS

         On December 22, 1997, the Company acquired for approximately $12.8 million certain assets and liabilities of the InterCounty Newspaper Group from AUS, Inc. The InterCounty Newspaper Group includes 17 weekly newspapers in suburban Philadelphia and central and southern New Jersey with total weekly distribution of approximately 100,000. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost was preliminarily allocated to the assets and liabilities, respectively, of InterCounty Newspaper Group based on their relative estimated fair values on the effective date of the acquisition of approximately $6.2 million and $1.8 million, respectively.

         On  December  12,  1997,  the  Company   acquired  certain  assets  and
liabilities of the LADUE NEWS in Ladue, MO, a 44 times-per-year newspaper serving suburban St. Louis. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost was preliminarily allocated to the assets and liabilities, respectively, of the LADUE NEWS based on their relative estimated fair values on the effective date of the acquisition.

         Intangible assets of $14.1 million related to the aforementioned 1997 acquisitions were recorded for the excess of the purchase price over the value of identifiable net assets and are being amortized according to the Company's policy.

         On December 13, 1996, the Company acquired for approximately $18.0 million certain assets and liabilities of a daily newspaper, published in Taunton, Massachusetts. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost was allocated to the assets and liabilities of the TAUNTON DAILY GAZETTE based on their relative estimated fair values on the effective date of the acquisition of $1.8 million and $500,000, respectively. Intangible assets of approximately $17.0 million were recorded for the subscriber list and excess of the purchase price over the value of identifiable net assets and are being amortized according to the Company's policy.

         On May 5, 1995, the Company acquired for approximately $31.0 million certain assets and liabilities of a group of newspapers, which include 42 publications and a commercial printing company located in both Connecticut and Rhode Island (collectively, the "New England Acquisition Corp."). The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost was allocated to the assets and liabilities of the New England Acquisition Corp. based on the relative estimated fair values on the effective date of the acquisition of approximately $5.0 million and $2.1 million, respectively.

         On June 21, 1995, the Company acquired the stock of THE HERALD, located in New Britain, Connecticut, for $11.0 million plus the assumption of certain noncurrent liabilities. THE HERALD publishes a daily newspaper in Connecticut. The Company applied the purchase method of accounting for this transaction. The estimated fair values of identifiable net assets and liabilities on the effective date of the acquisition were $2.5 million and $7.5 million, respectively.

         On August 31, 1995, the Company acquired for $5.5 million certain assets and liabilities of THE MIDDLETOWN PRESS, a daily newspaper published in Middletown, Connecticut. The Company applied the purchase method of accounting for this transaction. The estimated fair values of identifiable assets and liabilities on the effective date of the acquisition were $4.1 million and $500,000, respectively.

         Intangible assets of $45.9 million related to the aforementioned 1995 acquisitions were recorded for the subscriber lists and excess of the purchase price over the value of identifiable net assets and are being amortized according to the Company's policy.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


13.      MEMBERSHIP INTERESTS


         Membership interests at December 31, 1996 and 1995 are summarized as follows:

                                                    MEMBERSHIP INTERESTS                              Additional
                                     Par     -----------------------------------    Membership          Paid-in
                                    Value    Authorized    Issued    Outstanding     Interest           Capital
                                   ---------------------------------------------------------------------------------

  Journal Register Company, LLC:
    Class A Membership Interest    $  1.00    1,000,000  1,000,000      1,000,000  $  1,000,000
    Class B Membership Interest    $  1.00    1,000,000  1,000,000      1,000,000     1,000,000
    Additional paid-in capital                                                                --       $216,982,319
                                                                                   --------------      --------------
                                                                                      2,000,000         216,982,319
  INS Holdings, Inc.:
    Common stock voting            $   .10        2,000      2,000          2,000           200
    Common stock non-voting        $   .10    1,000,000  1,000,000      1,000,000       100,000
    Preferred Stock, Class A       $   1.00       4,000      4,000          4,000         4,000
    Additional paid-in-capital                                                                --           5,185,016
                                                                                   --------------    ---------------
                                                                                         104,200           5,185,016
                                                                                   --------------    ---------------
                                                                                    $  2,104,200        $222,167,335
                                                                                   ==============    ===============

         On March 11, 1997, membership interests in JRC, LLC and the capital stock of INSI were converted to 37,962,500 shares of Common Stock (see Note 1).

14.      SUBSEQUENT EVENTS (UNAUDITED)

         On January 2, 1998, the Company acquired for approximately $3.8 million certain assets and liabilities of HVM, L.L.C. in New Milford, Connecticut, which publishes a group of newspapers, shoppers and monthly magazines. The Company applied the purchase method of accounting for this transaction.

         On March 9, 1998, the Company acquired THE SARATOGIAN, a daily newspaper in Saratoga Springs, New York and the COMMUNITY NEWS, a weekly newspaper serving Clifton Park, New York. The Company applied the purchase method of accounting for this transaction.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


15.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for years ended December 31, 1997 and 1996:


                                           Mar. 31            Jun. 30              Sept. 30             Dec. 31
                                         -------------    -----------------    -----------------    -----------------
                                                            (In thousands, except per share data)
1997
----
Revenues                                   $ 83,040           $92,651              $89,493              $94,223
Operating income (loss)                    $ 22,644           $  (566)             $27,438              $31,525
Net income (loss)                          $  5,724           $(7,267)             $10,968              $13,544

Net income (loss) per common share:
     Basic                                       --           $ (0.16)             $  0.23              $  0.28
     Diluted                                     --           $ (0.16)             $  0.23              $  0.28
Pro forma net income per common share(1)   $   0.15                --                   --                   --

1996
----
Revenues                                   $ 82,209           $90,367              $86,630              $91,914
Operating income                           $ 18,690           $25,926              $24,479              $29,795
Net income                                 $  1,953           $ 7,967              $ 6,855              $11,334

Pro forma net income per common share(1)   $   0.05           $  0.21              $  0.18              $  0.30


(1) Pro forma net income per common share for 1996 and the first quarter of 1997 was calculated reflecting the 37,962,500 shares which were issued and outstanding prior to the Offering.


                            JOURNAL REGISTER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                             BALANCE AT                            CHARGES TO                            BALANCE AT
                                             BEGINNING OF                           COSTS AND                             END OF
        DESCRIPTION                            PERIOD            ADJUSTMENTS(2)      EXPENSES           DEDUCTIONS(1)      PERIOD
        -----------                          ------------        -------------     ----------           ------------    -----------
                                                                               (IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1997

Allowance for doubtful accounts                   $4,173             $847            $3,291            $4,256            $4,055
Valuation allowance for deferred tax assets       $2,350               --                --              $558            $1,792

YEAR ENDED DECEMBER 31, 1996

Allowance for doubtful accounts                   $2,874               --            $3,914            $2,615            $4,173
Valuation  allowance  for deferred tax assets    $10,034               --                --            $7,684            $2,350

YEAR ENDED DECEMBER 31, 1995

Allowance for doubtful accounts                   $1,974               --            $2,871            $1,971            $2,874
Valuation  allowance  for deferred tax assets    $18,637           $1,957                --           $10,560           $10,034



----------------------------
(1) Write-off of uncollectable accounts for the allowance for doubtful accounts and reduction of the valuation allowance for deferred tax assets.

(2)  Allowance for doubtful  accounts   additions  related to 1997  acquisitions
     and valuation  allowance related to 1995 acquisitions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Company."

         The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information appearing under the caption "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information   appearing  under  the  caption  "Security   Ownership  of
Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information appearing under the caption "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.       FINANCIAL STATEMENTS.

         The financial statements are included in Part II, Item 8. of this Report.

         2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED.

         Schedule of Valuation  and  Qualifying  Accounts as attached  hereto on
         Schedule II.

         All other schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes.

(B) REPORTS ON FORM 8-K.

         No Reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

(C) INDEX TO EXHIBITS.

         The following is a list of all Exhibits filed as part of this Report:

     EXHIBIT NO.                                                DESCRIPTION

       *3(i)            Amended and Restated Certificate of Incorporation (filed
                        as Exhibit 3(i) to Journal Register  Company's Form 10-Q
                        for the fiscal  quarter  ended June 30,  1997 (the "June
                        1997 Form 10-Q")).
       *3(ii)           Amended and Restated By-laws  (filed as Exhibit 3(ii) to
                        the June 1997 Form 10-Q).
       *4.1             Company Common Stock Certificate (filed   as Exhibit 4.1
                        to Journal Register Company's Registration  Statement on
                        Form S-1, Registration No. 333-23425 (the "Form S-1")).
      *10.1             Amended  and  Restated  Credit  Agreement  among Journal
                        Register Company, each of the banks and other  financial
                        institutions  that  is  a  signatory  thereto  or which,
                        pursuant to Section 11.06(b) thereof,  becomes a  "Bank"
                        thereunder  and  The  Chase  Manhattan   Bank  (National
                        Association),  as  agent  for the Banks(filed as Exhibit
                        10.1 to the June 1997 Form 10-Q).
      *10.2             1997 Stock Incentive Plan (filed as Exhibit  10.2 to the
                        June 1997  Form   10-Q).+
      *10.3             Management Bonus Plan (filed as Exhibit 10.3 to the June
                        1997  Form 10-Q).+
      *10.4             Supplemental 401(k) Plan  (filed  as Exhibit 10.4 to the
                        FormS-1).+
      *10.5             Voting   Agreement   by  and   among   Journal  Register
                        Company, Warburg, Pincus Capital Company, L.P., Warburg,
                        Pincus   Capital  Partners,  L.P.  and  Warburg,  Pincus
                        Investors, L.P.  (filed as Exhibit 10.5 to the June 1997
                        Form 10-Q).
      *10.6             Registration  Rights  Agreement  by  and  among  Journal
                        Register Company, Warburg, Pincus Capital Company, L.P.,
                        Warburg,  Pincus  Capital Partners,  L.P.  and  Warburg,
                        Pincus Investors, L.P.  (filed  as  Exhibit  10.6 to the
                        June 1997 Form 10-Q).
     **21.1             Subsidiaries of Journal Register Company.
     **23.1             Consent of Ernst & Young LLP.
     **24               Power of Attorney (appears on signature page).
     **27.1             Financial Data Schedule.


----------------
   +    Management contract or compensatory plan or arrangement.
   *    Incorporated by reference.
   **   Filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 24th day of March, 1998.

                                         JOURNAL REGISTER COMPANY


                                         By: /S/ ROBERT M. JELENIC
                                             ----------------------------------
                                             Chairman, President and
                                             Chief Executive Officer


         KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Robert M. Jelenic and Jean B. Clifton his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 1998.


                        SIGNATURE                                                   TITLE(S)
                        ---------                                                   --------

            /S/ ROBERT M. JELENIC                           Chairman, President, Chief Executive Officer and
---------------------------------------------               Director (Principal Executive Officer)
                Robert M. Jelenic


            /S/ JEAN B. CLIFTON                             Executive Vice President, Chief Financial Officer
--------------------------------------------                (Principal Financial and Accounting Officer), Treasurer and Director
                Jean B. Clifton


            /S/ JOHN L. VOGELSTEIN                          Director
--------------------------------------------
                John L. Vogelstein


            /S/ DOUGLAS M. KARP                             Director
--------------------------------------------
                Douglas M. Karp


            /S/ SIDNEY LAPIDUS                              Director
---------------------------------------------
                Sidney Lapidus


            /S/ JOHN R. PURCELL                             Director
---------------------------------------------
                John R. Purcell


            /S/ JOSEPH A. LAWRENCE                          Director
----------------------------------------------
                Joseph A. Lawrence





                                  EXHIBIT INDEX
                                 --------------


   EXHIBIT                                                                                       SEQUENTIALLY
   NUMBER                                DESCRIPTION OF DOCUMENT                                 NUMBERED PAGE
----------                               -----------------------                                 --------------

*3(i)         Amended  and  Restated  Certificate  of  Incorporation  (filed  as
              Exhibit  3(i) to  Journal  Register  Company's  Form  10-Q for the
              fiscal quarter ended June 30, 1997 (the "June 1997 Form 10-Q")).
*3(ii)        Amended and Restated By-laws (filed as Exhibit 3 (ii) to the  June
              1997 Form 10-Q).
*4.1          Company Common Stock Certificate (filed as Exhibit 4.1 to  Journal
              Register     Company's  Registration  Statement   on   Form   S-1,
              Registration No. 333-23425 (the "Form S-1")).
*10.1         Amended and  Restated  Credit  Agreement  among  Journal  Register
              Company,  each of the banks and other financial  institutions that is a  signatory  thereto or which,  pursuant  to Section  11.06(b)
              thereof,  becomes a "Bank" thereunder and The Chase Manhattan Bank
              (National  Association),  as agent for the Banks (filed as Exhibit
              10.1 to the June 1997 Form 10-Q).
*10.2         1997 Stock Incentive Plan (filed as Exhibit 10.2 to the June  1997
              Form 10-Q).+
*10.3         Management Bonus Plan (filed as Exhibit 10.3 to the June 1997 Form
              10-Q).+
*10.4         Supplemental  401(k) Plan (filed as Exhibit 10.4 to the Form S-1).
              + *10.5  Voting  Agreement  by and among Journal Register Company,
              Warburg,  Pincus  Capital  Company,  L.P., Warburg, Pincus Capital
              Partners,  L.P.  and  Warburg,  Pincus  Investors,  L.P. (filed as
              Exhibit 10.5 to the June 1997 Form 10-Q).
*10.6         Registration  Rights  Agreement  by  and  among  Journal  Register
              Company, Warburg,  Pincus  Capital  Company, L.P., Warburg, Pincus
              Capital Partners, L.P. and  Warburg, Pincus Investors, L.P. (filed as Exhibit 10.6 to the June 1997 Form 10-Q).
**21.1        Subsidiaries of Journal Register Company.
**23.1        Consent of Ernst & Young LLP.
**24          Power of Attorney (appears on signature page).
**27.1        Financial Data Schedule.



--------------------------------------
+        Management contract or compensatory plan or arrangement.
*        Incorporated by reference.
**       Filed herewith.