Form 10-Q
period 1998-03-31
JOURNAL REGISTER CO
filed 1998-05-14
CIK 1035815

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                         Commission File Number: 1-12955



                            JOURNAL REGISTER COMPANY
             (Exact name of registrant as specified in its charter)


                    Delaware                                22-3498615
               ------------------                         --------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

50 West State Street,  Trenton,  New Jersey                 08608-1298
-----------------------------------------------------------------------
(Address of principal executive offices)                    (zip code)

                                 (609) 396-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value - 48,437,500 shares outstanding as of May 14, 1998.



================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q



                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION



   Item 1.    Financial Statements:

              Consolidated Balance Sheets at March 31, 1998
                 (Unaudited) and December 31, 1997....................     2-3

              Consolidated Statements of Income for the three months
                  ended  March 31, 1998 and 1997 (Unaudited)..........     4

              Consolidated  Statements  of Cash Flows for the three
                  months ended March 31, 1998 and 1997 (Unaudited)....     5

              Notes to Consolidated Financial Statements (Unaudited)..     6


   Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......     7-9

   Item 3.    Quantitative and Qualitative Disclosures About Market
                  Risk................................................     10

PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................     10

   Item 2.    Changes in Securities and Use of Proceeds...............     10

   Item 3.    Defaults Upon Senior Securities.........................     10

   Item 4.    Submission of Matters to a Vote of Security Holders.....     10

   Item 5.    Other Information.......................................     10

   Item 6.    Exhibits and Reports on Form 8-K........................     10

   Signature..........................................................     10

                            Journal Register Company
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)




                                                     March 31,  December 31,
                                                       1998         1997
                                                   -----------  ------------
Assets                                              (Unaudited)
   Current assets:
    Cash and cash equivalents                      $  11,076      $  8,183
    Accounts receivable, less allowance for
      doubtful accounts of $4,768 at March 31,
      1998 and $4,055 at December 31, 1997            47,379        48,675
    Inventories                                       11,066         9,865
    Deferred income taxes                              5,821         6,444
    Other current assets                               4,668         4,666
                                                   ---------     ---------
     Total current assets                             80,010        77,833
                                                   ---------     ---------

   Property, plant and  equipment:
    Land                                               7,567         7,567
    Buildings and improvements                        60,989        60,685
    Machinery and equipment                          150,165       148,605
                                                   ---------     ---------
                                                     218,721       216,857
    Less accumulated depreciation                   (126,219)     (124,237)
                                                   ---------     ---------
     Property, plant and equipment, net               92,502        92,620

   Intangible and other assets, net of accumulated
     amortization of $25,611 at March 31, 1998 and
     $23,973 at December 31, 1997                    193,615       157,478
                                                   ---------     ---------

Total assets                                       $ 366,127     $ 327,931
                                                   =========     =========


                             See accompanying notes.

                            Journal Register Company
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)



                                                     March 31,  December 31,
                                                       1998          1997
                                                    ----------- ------------
                                                    (Unaudited)
Liabilities and Stockholders' Deficit
   Current liabilities:
    Current maturities of long-term debt             $  59,228   $  57,060
    Accounts payable                                    12,172       9,277
    Income taxes payable                                   574         535
    Accrued interest                                     4,913       5,067
    Deferred subscription revenue                        7,044       6,539
    Other accrued expenses and current liabilities      21,996      17,616
                                                     ---------   ---------
     Total current liabilities                         105,927      96,094

   Senior debt, less current maturities                453,398     433,714
   Deferred income taxes                                 8,536       8,049
   Accrued retiree benefits and other liabilities       16,661      20,641
   Income taxes payable                                 39,286      35,675

   Commitments and contingencies
                                                     ---------   ---------
     Total liabilities                                 623,808     594,173
                                                     ---------   ---------

   Stockholders'  deficit
    Common stock, $.01 par value, 300,000,000
      shares authorized and 48,437,500 shares
      issued and outstanding                               484         484
    Additional paid-in capital                         358,234     358,234
    Accumulated deficit                               (616,399)   (624,960)
                                                     ---------   ---------
     Net stockholders' deficit                        (257,681)   (266,242)
                                                     ---------   ---------
Total liabilities and stockholders' deficit          $ 366,127   $ 327,931
                                                     =========   =========



                             See accompanying notes.

                            Journal Register Company
                        Consolidated Statements of Income
                                   (Unaudited)
               (In thousands, except share and per share amounts)




                                                    Three months ended
                                                          March 31,
                                                  ------------------------
                                                     1998          1997
                                                  ----------    ----------
Revenues:
   Advertising                                    $   63,940    $   60,419
   Circulation                                        20,134        19,830
                                                  ----------    ----------
   Newspaper revenues                                 84,074        80,249
   Commercial printing and other                       5,587         2,791
                                                  ----------    ----------
                                                      89,661        83,040
Operating expenses:
   Salaries and employee benefits                     30,912        28,663
   Newsprint, ink and printing charges                11,896         9,130
   Selling, general and administrative                 8,158         7,641
   Depreciation and amortization                       4,939         5,418
   Other                                              11,454         9,543
                                                  ----------    ----------
                                                      67,359        60,395
                                                  ----------    ----------
   Operating  income                                  22,302        22,645

Other income (expense):
   Interest expense                                   (8,691)      (12,960)
   Interest income                                        18            13
   Other                                                 (25)          (42)
                                                  ----------    ----------
Income before provision for income taxes              13,604         9,656

Provision for income taxes                             5,041         3,932
                                                  ----------    ----------
    Net income                                    $    8,563    $    5,724
                                                  ==========    ==========

Net income per common share (basic and dilutive)  $     0.18    $       --
                                                  ==========    ==========
Weighted average common shares outstanding        48,437,500            --
                                                  ==========    ==========

Pro forma net income per common share                     --    $     0.15
                                                  ==========    ==========
Pro forma weighted average
   common shares outstanding                              --    37,962,500
                                                  ==========    ==========



                             See accompanying notes.

                            Journal Register Company
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998               1997
                                                    ---------          ---------

Cash flows from operating activities:
   Net income                                       $  8,563           $  5,724
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Provision for losses on accounts receivable        618                524
      Depreciation and amortization                    4,939              5,418
      Net (gain) on sale of property, plant &
        equipment and other assets                        (4)              (139)
      Increase in income taxes payable                 3,650              1,889
      (Decrease) in accrued interest                    (154)              (228)
      Increase in deferred income taxes                1,110              1,011
      Decrease in accounts receivable                  1,858              1,624
      (Increase) in inventories                       (1,154)               (82)
      Increase  in accounts payable                    2,763                490
      Increase (decrease)  in deferred subscription
        revenue                                          179               (277)
      (Decrease) in accrued retiree benefits and
        other liabilities                             (3,980)              (472)
      (Increase) decrease in other assets, net of
        increase (decrease) in other liabilities         905             (1,043)
                                                    ---------          ---------
    Net cash provided by operating activities         19,293             14,439
                                                    ---------          ---------
Cash flows from investing activities:
   Proceeds from sale of property, plant & equipment       5                338
   Additions to property, plant and equipment         (2,171)            (1,531)
   Purchase of newspaper properties                  (36,086)                --
                                                    ---------          ---------
    Net cash used in investing activities            (38,252)            (1,193)
                                                    ---------          ---------
Cash flows from financing activities:
   Proceeds from issuance of debt:
     Senior debt                                      39,000                 --
     Accretion on subordinated notes                      --                822
   Repayment of senior debt                          (17,148)           (16,535)
                                                    ---------          ---------
    Net cash provided by (used in) financing
       activities                                     21,852            (15,713)
                                                    ---------          ---------

Increase (decrease) in cash and cash equivalents       2,893             (2,467)

Cash and cash equivalents, beginning of period         8,183              8,546
                                                    ---------          ---------
Cash and cash equivalents, end of period             $11,076             $6,079
                                                    =========          =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
    Interest                                          $8,845            $12,305
    Income taxes                                        $344             $1,032

Supplemental disclosures of non-cash financing
   activities:
      Issuance of additional subordinated notes           --               $822




                             See accompanying notes.

                            Journal Register Company
                  Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)



1.    Organization and Basis of Presentation

        Journal Register Company (together with its consolidated subsidiaries, the "Company" or "JRC") primarily publishes daily and non-daily newspapers serving markets in Connecticut, Ohio, Philadelphia and its surrounding
    areas,   the  greater  St.  Louis  area,   central  New  England,   and  the
    Capital-Saratoga, NY Region and has commercial printing operations in Connecticut, Ohio and Pennsylvania.

            The consolidated interim financial statements included herein include the accounts of JRC and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the December 31, 1997 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.


2.    Earnings Per Common Share

        Earnings per common share are based upon the weighted average number of shares outstanding during the periods ended March 31, 1998 and 1997. All outstanding stock options are not materially dilutive for 1998 or 1997. The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share for the quarter ended March 31, 1998:


        Weighted-average shares for basic earnings per share 48,437,500 Effect of dilutive securities:
           Employee stock options                                  268,838
                                                                ----------
        Adjusted weighted-average shares for diluted
           earnings per share                                   48,706,338
                                                                ==========

        Pro forma net  income per common  share for the first  quarter  1997 was
    calculated   reflecting  the   37,962,500   shares  which  were  issued  and
    outstanding prior to the Company's initial public offering in May 1997.


3.    FASB Statement No. 130 - Reporting Comprehensive Income

        Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" became effective January 1, 1998, however, it is not applicable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      Journal Register Company's principal business is publishing newspapers in the United States, where its publications are primarily daily and non-daily newspapers. The Company's revenues are derived from advertising, paid circulation and commercial printing and other.

      Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

      The first quarter of 1998 includes the results of the following acquisitions: Ladue News, Ladue, Missouri, acquired December 12, 1997; The InterCounty Newspaper Group, Bristol, Pennsylvania, acquired December 22, 1997; Housatonic Publications, New Milford, Connecticut and Minuteman Newspapers, Westport, Connecticut, acquired January 2, 1998; and The Saratogian, Saratoga Springs, New York, acquired March 9, 1998.


THREE  MONTHS  ENDED MARCH 31, 1998  COMPARED TO THREE  MONTHS ENDED MARCH 31,
1997

      REVENUES. In the three months ended March 31, 1998, revenues increased $6.6 million, or 8.0%, to $89.7 million, primarily due to an increase in advertising revenues and commercial printing revenues. Newspaper revenues increased $3.8 million, or 4.8%, to $84.1 million in the first quarter of 1998, primarily due to acquisitions. Advertising revenues increased $3.5 million, or 5.8%, to $63.9 million in the first quarter of 1998, from $60.4 million in the first quarter of 1997. Circulation revenues increased $304,000, or 1.5%, to $20.1 million in the first quarter of 1998, from $19.8 million in the first quarter of 1997. Commercial printing and other revenues represented 6.2% of the Company's revenues in the first quarter of 1998, as compared to 3.4% in the first quarter of 1997. The increase is due to commercial printing revenue generated by companies acquired as part of the InterCounty Newspaper Group acquisition in December 1997.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefits were 34.5% of the Company's revenues in both the first quarter of 1998 and 1997. In the first quarter of 1998, salaries and employee benefits increased $2.2 million, or 7.8%, to $30.9 million, due to acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In the first quarter of 1998, newsprint, ink and printing charges were 13.3% of the Company's revenues, as compared to 11.0% in the first quarter of 1997. Newsprint, ink and printing charges increased $2.8 million, or 30.3%, in the first quarter of 1998 to $11.9 million, primarily as a result of a 15.5% increase in the price per ton of newsprint, and volume increases due to the Company's acquisitions.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.1% and 9.2% of the Company's revenues in the first quarter of 1998 and 1997, respectively. Selling, general and administrative expenses for the first quarter of 1998 increased $517,000, or 6.8%, to $8.2 million, due to acquisitions.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.5% and 6.5% of the Company's revenues in the first quarter of 1998 and 1997, respectively. Depreciation and amortization expenses decreased $479,000, or 8.8%, to $4.9 million in the first quarter of 1998.

      OTHER EXPENSES. Other expenses were 12.8% and 11.5% of the Company's revenues in the first quarter of 1998 and 1997, respectively. Other expenses increased $1.9 million, or 20.0%, to $11.5 million in the first quarter of 1998 primarily due to increased circulation promotional expenses, and postage expense related to the Company's preprint business.

      OPERATING INCOME. Operating income decreased $343,000 or 1.5% for the first quarter of 1998 to $22.3 million, primarily due to the 15.5% increase in the price of newsprint.

      INTEREST EXPENSE. Interest expense was $8.7 million in the first quarter of 1998, a decrease of $4.3 million, or 32.9% as compared to the first quarter of 1997. The decrease in interest expense reflects a decrease in average borrowing rates and a $151.3 million decrease in average debt outstanding during the first quarter of 1998 as compared to the first quarter of 1997.

      PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 37.06% and 40.72% for the quarters ended March 31, 1998 and 1997, respectively. This reduction in the effective tax rate for first quarter 1998 as compared to the first quarter 1997 is the result of the Company's corporate restructuring implemented January 1, 1998.

      NET INCOME. Net income was $8.6 million, or $.18 per share, and $5.7 million, or $.15 per share, for the quarters ended March 31, 1998 and 1997, respectively.

OTHER INFORMATION

      EBITDA(1) in the first quarter of 1998 was $27.2 million, a decrease of 2.9% as compared to the first quarter of 1997. The Company's EBITDA margin was 30.4% for the first quarter of 1998 as compared to 33.8% in the first quarter of 1997.

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

      CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities increased $4.9 million to $19.3 million in the first three months of 1998 as compared to the first three months of 1997. Net cash provided by operating activities in 1998 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization) of $13.5 million.

      CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities increased $37.1 million to $38.3 million in the first three months of 1998. The increase in investing activities was primarily due to the Company's investment in the purchase of newspaper properties. In the first three months of 1998, the Company increased capital expenditures by $640,000 and had a decrease of $333,000 in proceeds from the sale of property, plant and equipment as compared to the first three months of 1997. The Company has a capital expenditure program (excluding future acquisitions) of approximately $12.0 million in place for 1998, which includes spending on technology, including prepress and business systems; computer hardware; other machinery and equipment; plants and properties; and vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure

--------------------------------------------------------------------------------
(1) EBITDA is defined by the Company as operating income plus depreciation, amortization and other non-cash charges. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

program periodically and modifies it as required to meet current needs. It is expected that the 1998 capital expenditure program will be funded from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas may necessitate the construction of a centralized production facility within the next two years. Costs for this facility are currently estimated to be approximately $25.0 million. The Company expects to fund this construction project with cash flows from operations and borrowings.

      The Company has completed an assessment of the effect of year 2000 on its computer systems and production equipment and has determined that it will have to modify or replace portions of its computer systems. The Company has an action plan in place. The Company's capital expenditure program also includes amounts necessary to have all of its systems Year 2000 compliant by June 1, 1999.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $21.9 million in the first three months of 1998 as compared to net cash used by financing activities of $15.7 million in the first three months of 1997. This change of $37.6 million resulted primarily from additional borrowings related to the Company's acquisitions.

      In May 1997, the Company consummated an amended and restated credit agreement (as amended, the "Credit Agreement") to amend the terms of the Senior Facilities. The Credit Agreement provides for, among other things, $398.0 million of Senior Secured Term Loans (the "Term Loan"), $235.0 million of a Senior Secured Revolving Credit Facility ( the "Revolver") and a reduction in the Applicable Margin (as defined in the Credit Agreement).

      The amounts outstanding under the Senior Facilities bear interest at (i) 1-1/2% to 1/2% above the London Interbank Offered Rate ("LIBOR") or (ii) 1/4% above the higher of the Prime Rate or 1/2% above the Federal Funds Rate. The interest rate spreads are dependent upon the debt to 12 months trailing cash flow ratio (as defined in the Credit Agreement) and reduce as such ratio declines. The Term Loan provides for quarterly repayment of principal as scheduled in the Credit Agreement. The Revolver has a step-down of availability of $40.0 million on each of December 31, 2000, 2001 and 2002. The final $115.0 million of availability expires and, if outstanding, is due on December 31, 2003.

      As of March 31, 1998, the Company had outstanding indebtedness, due and payable in installments through 2003, of $512.6 million, of which $162.0 million was outstanding under the Revolver. There was $73.0 million of unused and available balance under the Revolver at March 31, 1998.

      The Company generally manages its exposure to interest rate fluctuations by entering into interest rate protection agreements. If the Company's Total Debt Ratio (as defined in the Credit Agreement) is 3.0 to 1.0 or greater, the Company is required to have interest rate protection for a minimum of 50% of its outstanding balance under the Senior Facilities. The Company has in place interest rate swap and collar agreements. During the first three months of 1998, the Company's weighted average effective interest rate on its outstanding balance was approximately 6.8%, which takes into account the interest rate protection agreements in effect at that time.

      INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements, which may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects", as well as other similar terms. These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) a decline in general economic conditions,
(ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgment in pending or future litigation, (iv) increased competitive pressure from current competitors and future market entrants, (v) sales of substantial amounts of the Common Stock in the public markets, or the perception that such sales could occur, and (vi) the factors discussed in the Company's Form 10-K for 1997 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect The Company's Future Performance. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Item 3 is not currently applicable to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   EXHIBITS
                --------

                27.  Financial Data Schedule

          (b)   REPORTS ON FORM 8-K
                -------------------

                A report on Form 8-K was filed by the Company on January 16,
                1998 pursuant to Item 5 thereof  reporting the  resignation   of
                one of the Company's executive officers.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      Date: May 14, 1998                  JOURNAL REGISTER COMPANY


                                          By:   /s/  Jean B. Clifton
                                                --------------------------------

                                                Jean B. Clifton
                                                Executive Vice President, Chief
                                                Financial Officer & Treasurer
                                                (signing on behalf of the
                                                registrant and as principal
                                                financial officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  27.                 Financial Data Schedule