Form 10-Q
period 1998-06-30
JOURNAL REGISTER CO
filed 1998-08-14
CIK 1035815

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ---------------------

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the transition period from ______ to ______

                       Commission File Number: 1-12955



                           JOURNAL REGISTER COMPANY
            (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                         22-3498615
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
        or Organization)                                 Identification No.)

50 WEST STATE STREET, TRENTON, NEW JERSEY                    08608-1298
 (Address of Principal Executive Offices)                    (Zip Code)

                                (609) 396-2200
             (Registrant's Telephone Number, Including Area Code)


     -----------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value - 48,437,500 shares outstanding as of August 14, 1998.

================================================================================

                           JOURNAL REGISTER COMPANY

                              INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION

                                                                        PAGE NO.

      Item 1. Financial Statements:

              Consolidated Balance Sheets at June 30, 1998
              (Unaudited) and December 31, 1997.........................    1

              Consolidated Statements of Income for the three
              and six months ended June 30, 1998 and 1997
              (Unaudited)...............................................    3

              Consolidated Statements of Cash Flows for the
              six months ended June 30, 1998 and 1997
              (Unaudited)...............................................    4

              Notes to Unaudited Consolidated Financial
              Statements................................................    5

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............    7

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk...............................................   12

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings.........................................   12

      Item 2. Changes in Securities and Use of Proceeds.................   12

      Item 3. Defaults Upon Senior Securities...........................   12

      Item 4. Submission of Matters to a Vote of Security
              Holders...................................................   12

      Item 5. Other Information.........................................   13

      Item 6. Exhibits and Reports on Form 8-K..........................   13

      Signature.........................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                          JUNE 30,    DECEMBER 31,
                                                            1998          1997
                                                        -----------   ------------
ASSETS                                                  (Unaudited)
   Current assets:
    Cash and cash equivalents                              $10,620         $8,183
    Accounts receivable, less allowance for doubtful
    accounts of $5,193 at June 30, 1998 and $4,055
    at December 31, 1997                                    50,785         48,675
    Inventories                                             10,583          9,865
    Deferred income taxes                                    4,729          6,444
    Other current assets                                     4,622          4,666
                                                        -----------   ------------
     Total current assets                                   81,339         77,833
                                                        -----------   ------------

   Property, plant and equipment:
    Land                                                     7,567          7,567
    Buildings and improvements                              61,057         60,685
    Machinery and equipment                                151,259        148,605
                                                        -----------   ------------
                                                           219,883        216,857
    Less accumulated depreciation                         (128,076)      (124,237)
                                                        -----------   ------------
     Property, plant and equipment, net                     91,807         92,620

   Intangible and other assets, net of accumulated
   amortization of $27,441 at June 30, 1998 and
   $23,973 at December 31, 1997                            192,251        157,478
                                                        -----------   ------------
Total assets                                              $365,397       $327,931
                                                        ===========   ============


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                         JUNE 30,     DECEMBER 31,
                                                           1998           1997
                                                       ------------   ------------
LIABILITIES AND STOCKHOLDERS'  DEFICIT                 (Unaudited)
   Current liabilities:
    Current maturities of long-term debt                   $61,395        $57,060
    Accounts payable                                        11,435          9,277
    Income taxes payable                                        41            535
    Accrued interest                                         3,565          5,067
    Deferred subscription revenue                            6,809          6,539
    Other accrued expenses and current liabilities          19,133         17,616
                                                       ------------   ------------
     Total current liabilities                             102,378         96,094

   Senior debt, less current maturities                    434,965        433,714
   Deferred income taxes                                     9,408          8,049
   Accrued retiree benefits and other liabilities           16,316         20,641
   Income taxes payable                                     45,403         35,675

   Commitments and contingencies
                                                       ------------   ------------
     Total liabilities                                     608,470        594,173
                                                       ------------   ------------

   Stockholders'  deficit
    Common stock, $.01 par value, 300,000,000 shares
      authorized and 48,437,500 shares issued and
      outstanding                                              484            484
    Additional paid-in capital                             358,234        358,234
    Accumulated deficit                                   (601,791)      (624,960)
                                                       ------------   ------------
     Net stockholders'  deficit                           (243,073)      (266,242)
                                                       ------------   ------------
Total liabilities and stockholders' deficit               $365,397       $327,931
                                                       ============   ============



                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
               (In thousands, except share and per share amounts)


                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                          JUNE 30,                   JUNE 30,
                                  --------------------------  ------------------------
                                     1998            1997         1998        1997
                                  ------------  ------------  -----------  -----------
REVENUES:
   Advertising                        $75,080       $69,564     $139,020     $129,983
   Circulation                         20,584        20,082       40,718       39,912
                                  ------------  ------------  -----------  -----------
   Newspaper revenues                  95,664        89,646      179,738      169,895
   Commercial printing and other        6,217         3,005       11,804        5,796
                                  ------------  ------------  -----------  -----------
                                      101,881        92,651      191,542      175,691
OPERATING EXPENSES:
   Salaries and employee benefits      31,951        28,295       62,863       56,958
   Newsprint, ink and printing
     charges                           12,695        10,056       24,591       19,186
   Selling, general and
     administrative                     8,378         7,594       16,536       15,236
   Depreciation and amortization        5,085         5,483       10,024       10,901
   Special charge                           0        31,899            0       31,899
   Other                               12,033         9,890       23,487       19,433
                                  ------------  ------------  -----------  -----------
                                       70,142        93,217      137,501      153,613
                                  ------------  ------------  -----------  -----------
   Operating  income (loss)            31,739         (566)       54,041       22,078

OTHER INCOME (EXPENSE):
   Interest expense                   (8,658)      (11,666)     (17,349)     (24,626)
   Interest income                         0             6           18           19
   Other                                 141            (6)         116          (47)
                                  ------------  ------------  -----------  -----------
Income (loss) before provision
  (benefit)for income taxes           23,222       (12,232)      36,826       (2,576)

Provision (benefit) for income
  taxes                                8,616        (4,965)      13,657       (1,033)
                                  ------------  ------------  -----------  -----------
      Net income (loss)              $14,606       ($7,267)     $23,169      ($1,543)
                                  ============  ============  ===========  ===========

Net income (loss) per common
  share (basic and dilutive)      $      .30    $     (.16)   $     .48      $  (.04)
                                  ============  ============  ===========  ===========

Weighted average common shares
outstanding                       48,437,500     44,178,434  48,437,500   41,087,638
                                  ============  ============  ===========  ===========



                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          SIX MONTHS ENDED JUNE 30,
                                                              1998          1997
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                        $23,169      ($1,543)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for losses on accounts receivable               1,216         1,570
    Depreciation and amortization                            10,024        10,901
    Net (gain) on sale of property, plant & equipment
      and other assets                                        (149)         (169)
    Non-cash portion of special charge                            0        15,400
    Increase (decrease) in income taxes payable               9,234       (2,306)
    (Decrease) in accrued interest                          (1,502)       (1,731)
    Increase (decrease) in deferred income taxes              3,074         (378)
    (Increase) in accounts receivable                       (2,146)       (2,379)
    (Increase) in inventories                                 (671)         (869)
    Increase  in accounts payable                             2,026         1,596
    (Decrease)  in deferred subscription revenue               (56)         (216)
    (Decrease) increase in accrued retiree benefits and
      other liabilities                                     (4,325)         2,146
    (Increase) decrease in other assets, net of increase
     (decrease) in other liabilities                        (2,376)         1,944
                                                          ----------    ----------
    Net cash provided by operating activities                37,518        23,966
                                                          ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant & equipment            149           519
   Additions to property, plant and equipment               (4,730)       (4,611)
   Purchase of newspaper properties                        (36,086)             0
                                                          ----------    ----------
    Net cash used in investing activities                  (40,667)       (4,092)
                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt:
    Senior debt                                              37,000         7,000
    Accretion on subordinated notes                               0         1,205
   Repayment of senior debt                                (31,414)     (114,570)
   Repayment of subordinated notes and accreted interest          0      (34,524)
   Net proceeds from issuance of common stock                     0       119,047
                                                          ----------    ----------
    Net cash provided by (used in) financing activities       5,586      (21,842)
                                                          ----------    ----------
Increase (decrease) in cash and cash equivalents              2,437       (1,968)
Cash and cash equivalents, beginning of period                8,183         8,546
                                                          ----------    ----------
Cash and cash equivalents, end of period                    $10,620        $6,578
                                                          ==========    ==========
SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $18,862       $24,984
    Income taxes                                             $1,349        $1,651

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
   Issuance of additional subordinated notes                     $0        $1,205


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

        The consolidated interim financial statements included herein include the accounts of JRC and have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the December 31, 1997 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.  EARNINGS PER COMMON SHARE

        Earnings per common share are based upon the weighted average number of shares outstanding during the periods ended June 30, 1998 and 1997. All outstanding stock options are not materially dilutive for the 1998 or 1997 periods. The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share for the three and six months ended June 30, 1998:

                                                                   THREE MONTHS     SIX MONTHS
                                                                       ENDED          ENDED
                                                                   JUNE 30, 1998  JUNE 30, 1998
                                                                  --------------  -------------

        Weighted-average shares for basic earnings per share       48,437,500     48,437,500
        Effect of dilutive securities:
           Employee stock options                                     279,946        274,737
                                                                  --------------  -------------
        Adjusted weighted-average shares for diluted
           earnings per share                                      48,717,446     48,712,237
                                                                   ==========     =============


3.  EFFECT OF NEW PRONOUNCEMENTS

        Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which became effective January 1, 1998; however, SFAS 130 is not applicable to the Company. In June 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management is currently in the process of evaluating the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                            JOURNAL REGISTER COMPANY
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

4.  SUBSEQUENT EVENTS

        On July 15, 1998, the Company completed its acquisition of the Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group (including Mark Goodson Enterprises, Ltd.) for approximately $300 million in cash. The Company will apply the purchase method of accounting for this transaction. Accordingly, the total acquisition cost will be allocated to the assets and liabilities based upon their estimated fair market value on the effective date of the acquisition. In conjunction with the acquisition of The Goodson Newspaper Group, the Company entered into a new credit agreement which increased its available borrowings to $900 million. The proceeds from the new credit facility were used to fund the acquisition and repay amounts outstanding under the prior credit agreement.

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

      The second quarter of 1998 includes the results of the following acquisitions: Ladue News, Ladue, Missouri, acquired December 12, 1997; The InterCounty Newspaper Group, Bristol, Pennsylvania, acquired December 22, 1997; Housatonic Publications, New Milford, Connecticut and Minuteman Newspapers, Westport, Connecticut, acquired January 2, 1998; and The Saratogian, Saratoga Springs, New York, acquired March 9, 1998.

      On July 15, 1998, the Company completed its acquisition of The Goodson Newspaper Group (see Note 4 of the Consolidated Financial Statements) for approximately $300 million in cash. The acquisition of The Goodson Newspaper Group is the Company's largest acquisition to date, adding five daily newspapers with approximately 124,000 paid daily circulation and 20 non-daily publications with combined distribution of approximately 350,000. In connection with the acquisition of The Goodson Newspaper Group, the Company entered into a new credit agreement (see Liquidity and Capital Resources).

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      REVENUES. In the three months ended June 30, 1998, revenues increased $9.2 million, or 10.0%, to $101.9 million, primarily due to an increase in advertising revenues and commercial printing revenues. Newspaper revenues increased $6.0 million, or 6.7%, to $95.7 million in the second quarter of 1998, primarily due to acquisitions. Advertising revenues increased $5.5 million, or 7.9%, to $75.1 million in the second quarter of 1998 from $69.6 million in the second quarter of 1997. Circulation revenues increased $502,000, or 2.5%, to $20.6 million in the second quarter of 1998 from $20.1 million in the second quarter of 1997. Commercial printing and other revenues increased $3.2 million in the second quarter of 1998 to $6.2 million, from $3.0 million in the second quarter of 1997. The increase is due primarily to commercial printing revenue generated by companies acquired as part of the InterCounty Newspaper Group acquisition in December 1997.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefits were 31.4% of the Company's revenues in the second quarter of 1998, as compared to 30.5% of the Company's revenue in the second quarter of 1997. In the second quarter of 1998, salaries and employee benefits increased $3.7 million, or 12.9%, to $32.0 million, due to acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In the second quarter of 1998, newsprint, ink and printing charges were 12.5% of the Company's revenues, as compared to 10.9% in the second quarter of 1997. Newsprint, ink and printing charges increased $2.6 million, or 26.2%, in the second quarter of 1998 to $12.7 million, primarily as a result of an approximately 11.5% increase in the price per ton of newsprint, and volume increases due to the Company's acquisitions.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 8.2% of the Company's revenues in both the second quarters of 1998 and 1997. Selling, general and administrative expenses for the second quarter of 1998 increased $784,000, or 10.3%, to $8.4 million, due to acquisitions.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.0% and 5.9% of the Company's revenues in the second quarter of 1998 and 1997, respectively. Depreciation and amortization expenses decreased $398,000, or 7.3%, to $5.1 million in the second quarter of 1998.

      OTHER EXPENSES. Other expenses were 11.8% and 10.7% of the Company's revenues in the second quarter of 1998 and 1997, respectively. Other expenses increased $2.1 million, or 21.7%, to $12.0 million in the second quarter of 1998, primarily due to acquisitions, circulation promotional expenses, and postage expense related to the Company's preprint business.

      OPERATING INCOME (LOSS). Operating income increased $32.3 million for the second quarter of 1998 to $31.7 million from an operating loss of $566,000 in the second quarter of 1997 which included a special charge of $31.9 million related to the Company's initial public offering ("IPO") in May 1997.

      INTEREST EXPENSE. Interest expense was $8.7 million in the second quarter of 1998, a decrease of $3.0 million, or 25.8% as compared to the second quarter of 1997. The decrease in interest expense reflects a decrease in average borrowing rates and an approximately $68.8 million decrease in average debt outstanding during the second quarter of 1998 as compared to the second quarter of 1997.

      PROVISION (BENEFIT) FOR INCOME TAXES. The Company reported effective tax rates of 37.1% and 40.6% for the quarters ended June 30, 1998 and 1997, respectively. This reduction in the effective tax rate for the first quarter 1998 as compared to the first quarter of 1997 is primarily the result of the Company's corporate restructuring implemented January 1, 1998.

      NET INCOME (LOSS). Net income was $14.6 million, or $.30 per share, basic and diluted, for the quarter ended June 30, 1998 as compared to a net loss of $7.3 million, or $.16 per share, basic and diluted, for the second quarter of 1997, which included the special charge of $18.9 million (net of income taxes of $13.0 million) related to the IPO. Net income for the second quarter of 1997, as adjusted for the IPO, savings related to the Company's corporate restructuring and excluding the special charge, would have been $13.9 million. On this basis, net income for the second quarter of 1998 increased 5% over the prior-year period.

OTHER INFORMATION

      EBITDA(1) in the second quarters of 1998 and 1997 (excluding a special charge of $31.9 million) was $36.8 million. The Company's EBITDA margin was 36.1% for the second quarter of 1998 as compared to 39.7% in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      REVENUES. In the six months ended June 30, 1998, revenues increased $15.9 million, or 9.0%, to $191.5 million, primarily due to an increase in advertising revenues and commercial printing revenues. Newspaper revenues increased $9.8 million, or 5.8%, to $179.7 million in the six months ended June 30, 1998, primarily due to acquisitions. Advertising revenues increased $9.0 million, or 7.0%, to $139.0 million in the six months ended June 30, 1998, from $130.0 million in the six months ended June 30, 1997. Circulation revenues increased $806,000, or 2.0%, to $40.7 million for the six months ended June 30, 1998 from $39.9 million for the prior-year period. Commercial printing and other revenues increased $6.0 million in the six months ended June 30, 1998 to $11.8 million, from $5.8 million in the six months ended June 30, 1997. The increase is due primarily to commercial printing revenue generated by companies acquired as part of the InterCounty Newspaper Group acquisition in December 1997.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefits were 32.8% of the Company's revenues in the six months ended June 30, 1998, as compared to 32.4% of the Company's revenues in the six months ended June 30, 1997. In the six months ended June 30, 1998, salaries and employee benefits increased $5.9 million, or 10.4%, to $62.9 million, due to acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In the six months ended June 30, 1998, newsprint, ink and printing charges were 12.8% of the Company's revenues, as compared to 10.9% for the same period in the prior year. Newsprint, ink and printing charges increased $5.4 million, or 28.2%, in the six months ended June 30, 1998 to $24.6 million, primarily as a result of an approximately 13.5% increase in the price per ton of newsprint, and volume increases due to the Company's acquisitions.

---------------------
(1) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash and non-recurring charges. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with GAAP, as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 8.6% and 8.7% of the Company's revenues for the six months ended June 30, 1998 and 1997, respectively. Selling, general and administrative expenses for the six months ended June 30, 1998 increased $1.3 million, or 8.5%, to $16.5 million, due to acquisitions.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.2% and 6.2% of the Company's revenues for the six months ended June 30, 1998 and 1997, respectively. Depreciation and amortization expenses decreased $877,000, or 8.0%, to $10.0 million in the six months ended June 30, 1998.

      OTHER EXPENSES. Other expenses were 12.3% and 11.1% of the Company's revenues in the six months ended June 30, 1998 and 1997, respectively. Other expenses increased $4.1 million, or 20.9%, to $23.5 million in the six months ended June 30, 1998, primarily due to acquisitions, circulation promotional expenses, and postage expense related to the Company's preprint business.

      OPERATING INCOME. Operating income increased $32.0 million for the six months ended June 30, 1998 to $54.0 million from $22.0 million for the six months ended June 30, 1997 which included a special charge of $31.9 million related to the Company's IPO in May 1997.

      INTEREST EXPENSE. Interest expense was $17.3 million in the six months ended June 30, 1998, a decrease of $7.3 million, or 29.6%, as compared to the six months ended June 30, 1997. The decrease in interest expense reflects a decrease in average borrowing rates and an approximately $109.6 million decrease in average debt outstanding during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

      PROVISION (BENEFIT) FOR INCOME TAXES. The Company reported effective tax rates of 37.1% and 40.1% for the six months ended June 30, 1998 and 1997, respectively. This reduction in the effective tax rate for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is the result of the Company's corporate restructuring implemented January 1, 1998.

      NET INCOME (LOSS). Net income was $23.2 million, or $.48 per share, basic and diluted for the six months ended June 30, 1998 as compared to a net loss of $1.5 million, or $.04 per share, basic and diluted, for the six months ended June 30, 1997, which included a special charge of $18.9 million (net of income taxes of $13.0 million) related to the IPO. Net income for the six months ended June 30, 1998, as adjusted for the IPO, savings related to the Company's corporate restructuring and excluding the special charge, would have been $22.4 million. On this basis, net income for the six months ended June 30, 1998 increased 3.6% over the prior-year period.

OTHER INFORMATION

      EBITDA in the six months ended June 30, 1998 was $64.1 million as compared to $64.9 million (excluding a special charge of $31.9 million) for the six months ended June 30, 1997. The Company's EBITDA margin was 33.4% and 36.9% for the six months ended June 30, 1998 and 1997, respectively.

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

      CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities increased $13.6 million to $37.5 million in the first six months of 1998 as compared to the first six months of 1997. Net cash provided by operating activities for the six months ended June 30, 1998 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization), of $33.2 million.

      CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities increased $36.6 million to $40.7 million in the first six months of 1998. The increase in investing activities was primarily due to the Company's investment in the purchase of newspaper properties. In the first six months of 1998, the Company's capital expenditures increased by $119,000 and proceeds from the sale of property, plant and equipment decreased $370,000 as compared to the first six months of 1997. The Company has a capital expenditure program (excluding future acquisitions) of approximately $12 million in place for 1998, which includes spending on technology, including prepress and business systems, computer hardware, other machinery and equipment, plants and properties, and vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. It is expected that the 1998 capital expenditure program will be funded from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas may necessitate the construction of a centralized production facility within the next two years. Costs for this facility are currently estimated to be approximately $25 million. The Company expects to fund this construction project with cash flows from operations and borrowings.

      The Company has completed an assessment of the effect of Year 2000 on its computer systems and production equipment and has determined that it will have to modify or replace portions of its computer systems. The Company has an action plan in place. The Company's capital expenditure program also includes amounts necessary to have all of its systems Year 2000 compliant by September 30, 1999.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $5.6 million in the first six months of 1998 as compared to net cash used in financing activities of $21.8 million in the first six months of 1997. The 1997 activity reflects proceeds of approximately $119.0 million from the sale of Common Stock in the Company's IPO, which were used to repay a portion of the amounts outstanding under the Company's then-existing senior secured term loans (the "Prior Term Loan") and a senior secured revolving credit facility (the "Prior Revolver") (collectively, the "Prior Senior Facilities") and to retire all of the outstanding principal amount of and accrued and unpaid interest on the Company's subordinated notes.

      The amounts outstanding under the Prior Senior Facilities bore interest at
(i) 1-1/2% to 1/2% above the London Interbank Offered Rate ("LIBOR") or (ii) the higher of 0% to 1/4% above the higher of the Prime Rate or 1/2% above the Federal Funds Rate (collectively, the "Base Rate"). The interest rate spreads were dependent upon the debt to 12 months trailing cash flow ratio (as defined in the "Prior Credit Agreement", as amended and restated in May 1997) and were reduced as such ratio declined.

      As of June 30, 1998, the Company had outstanding indebtedness under the Prior Credit Agreement, due and payable in installments through 2003, of $496.4 million, of which $336.4 million was outstanding under the Prior Revolver. There was $ 75.0 million of unused and available balance under the Prior Revolver at June 30, 1998.

      The Company generally manages its exposure to interest rate fluctuations for its variable rate debt by entering into interest rate protection agreements. The Company was required under the Prior Credit Agreement and is required under the Credit Agreement (as defined herein) to have interest rate protection for a minimum of 50% of its outstanding balance under the Credit Agreement. During 1996, the Company entered into interest rate swap and collar agreements. For the six months ended June 30, 1998, the Company's weighted average effective interest rate on its outstanding balance was 6.7%. This takes into account the interest rate protection agreements in effect during that period.

      On July 15, 1998, the Company entered into a new credit agreement ("Credit Agreement") with the banks and other financial institutions signatories thereto and The Chase Manhattan Bank, as agent for the lenders thereunder. The Credit Agreement provides for $500 million in term loans and a $400 million revolving facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the Prior Credit Agreement and to fund the acquisition of The Goodson Newspaper Group (see Note 4 of "Notes to Unaudited Consolidated Financial Statements"). The term loans have a final maturity on September 30, 2006 and the revolving facility matures on March 31, 2006.

      The amounts outstanding under the Credit Agreement bear interest at (i) 1/2% to 0% above the higher of (a) the Prime Rate or (b) 1/2% above the Federal Funds Rate or (ii) 1-3/4% to 1/2% above LIBOR. The interest rate spreads are dependent upon the debt to trailing four quarter cash flow ratio (as defined in the Credit Agreement) and reduce as such ratios decline.

      INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements, which may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects," as well as other similar terms. These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) a decline in general economic conditions,
(ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgment in pending or future litigation, (iv) increased competitive pressure from current competitors and future market entrants, (v) sales of substantial amounts of the Common Stock in the public markets, or the perception that such sales could occur, and (vi) the factors discussed in the Company's Form 10-K for 1997 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Performance. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Item 3 is not currently applicable to the Company.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on May 15, 1998. Proposals presented for a stockholder vote were (i) the election of two Class A directors; and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year 1998.

        Each of the incumbent Class A directors nominated by the Company were elected with the following voting results:

                            VOTES FOR            VOTES WITHHELD
                            ---------            --------------
Douglas M. Karp             39,781,129               36,541
John R. Purcell             39,781,129               36,541


        The names of the Class B and Class C directors remaining in office following the 1998 Annual Meeting of Stockholders are as follows: Sidney Lapidus, Jean B. Clifton and Joseph A. Lawrence, each a Class B director; and John L. Vogelstein and Robert M. Jelenic, each a Class C director.

        The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year 1998 was approved with the following voting results:

   VOTES CAST FOR       VOTES CAST AGAINST         ABSTENTIONS
   --------------       ------------------         -----------
     39,831,445               1,110                    1,760


ITEM 5. OTHER INFORMATION

        In accordance with the advance notice provisions contained in the Company's By-laws, the Company must receive notice of a stockholder's intent to propose business or make a nomination for the election of directors at an annual meeting no later than the close of business on the 60th day and no earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting. In order for a proposal or nomination to be presented at the 1999 Annual Meeting of Stockholders, such proposal must be received by the Company between February 14, 1999 and March 16, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a). EXHIBITS

      *2.1 Master Agreement, dated as of May 17, 1998, by and among each of the persons listed on Annex A and Annex B thereto, Richard G. Schneidman, as Designated Stockholder, and the Company (filed as
            Exhibit 99.2 to the Company's Current Report on Form 8-K/A, dated June 30, 1998).

        27. Financial Data Schedule

        (b) REPORTS ON FORM 8-K

            A  report  on Form  8-K was  filed by the  Company  on May 20,  1998 pursuant to Item 5 thereof reporting the announcement of the Company's agreement to acquire The Goodson Newspaper Group's Pennsylvania, New York and Ohio newspapers. An amendment to the May 20, 1998 Form 8-K was filed by the Company on June 30, 1998 pursuant to Item 5 and Item 7 (c) whereby a copy of the Master Agreement, dated as of May 17, 1998, in connection with the acquisition of The Goodson Newspaper Group, was filed.



----------------------

*  Incorporated herein by reference.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      Date: August 14, 1998           JOURNAL REGISTER COMPANY


                                      By:  /S/  JEAN B. CLIFTON
                                         ---------------------------------------
                                          Jean B. Clifton
                                          Executive Vice President,
                                          Chief Financial Officer & Treasurer
                                          (signing on behalf of the registrant
                                          and as principal financial officer)

                                  EXHIBIT INDEX



   EXHIBIT NO.                   DESCRIPTION

       *2.1 Master Agreement, dated as of May 17, 1998, by and among each of the persons listed on Annex A and Annex B thereto, Richard
                   G. Schneidman, as Designated Stockholder, and the Company (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A, dated June 30, 1998).

       27.         Financial Data Schedule


----------------------

*  Incorporated herein by reference.