Form 10-Q
period 1998-09-30
JOURNAL REGISTER CO
filed 1998-11-17
CIK 1035815

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        ----------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share - 48,437,500 shares outstanding as of November 13, 1998.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q



PART I.           FINANCIAL INFORMATION

                                                                        PAGE NO.

      Item 1. Financial Statements:

              Consolidated Balance Sheets at September 30, 1998
              (Unaudited) and December 31, 1997.........................    1

              Consolidated Statements of Income for the three
              and nine months ended September 30, 1998 and 1997
              (Unaudited)...............................................    3

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 1998 and 1997
              (Unaudited)...............................................    4

              Notes to Unaudited Consolidated Financial
              Statements................................................    5

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    8

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk...............................................   13

PART II.      OTHER INFORMATION

      Item 1. Legal Proceedings.........................................   13

      Item 2. Changes in Securities and Use of Proceeds.................   13

      Item 3. Defaults Upon Senior Securities...........................   13

      Item 4. Submission of Matters to a Vote of Security Holders.......   13

      Item 5. Other Information.........................................   13

      Item 6. Exhibits and Reports on Form 8-K..........................   13

      Signature.........................................................   15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                        SEPTEMBER      DECEMBER
                                                            30,           31,
                                                           1998          1997
                                                        -----------   -----------
ASSETS
   Current assets:
    Cash and cash equivalents                           $    9,866    $     8,183
    Accounts receivable, less allowance for doubtful
       accounts of $7,626 at September 30, 1998 and
       $4,055 at December 31, 1997                          57,956         48,675
    Inventories                                             10,377          9,865
    Prepaid income taxes                                       204              -
    Deferred income taxes                                    3,797          6,444
    Other current assets                                     5,618          4,666
                                                        ----------    -----------
     Total current assets                                   87,818         77,833
                                                        ----------    -----------

   Property, plant and equipment:
    Land                                                     8,489          7,567
    Buildings and improvements                              62,422         60,685
    Machinery and equipment                                154,177        148,605
                                                        ----------    -----------
                                                           225,088        216,857
    Less accumulated depreciation                         (131,345)      (124,237)
                                                        ----------    -----------
     Property, plant and equipment, net                     93,743         92,620

   Intangible and other assets, net of accumulated
   amortization of $23,298 at September 30, 1998
   and $23,973 at December 31, 1997                        499,034        157,478
                                                        ----------    -----------
Total assets                                            $  680,595    $   327,931
                                                        ==========    ===========



                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)


                                                        SEPTEMBER      DECEMBER
                                                           30,            31,
                                                          1998           1997
                                                       ------------   -----------
LIABILITIES AND STOCKHOLDERS'  DEFICIT
   Current liabilities:
    Current maturities of long-term debt               $         -    $    57,060
    Accounts payable                                        13,011          9,277
    Income taxes payable                                         -            535
    Accrued interest                                         7,495          5,067
    Deferred subscription revenue                            8,461          6,539
    Other accrued expenses and current liabilities          35,339         17,616
                                                       -----------    -----------
     Total current liabilities                              64,306         96,094

   Senior debt, less current maturities                    782,000        433,714
   Deferred income taxes                                    10,024          8,049
   Accrued retiree benefits and other liabilities           17,468         20,641
   Income taxes payable                                     46,255         35,675

   Commitments and contingencies
                                                       -----------    -----------
     Total liabilities                                     920,053        594,173
                                                       -----------    -----------

   Stockholders' deficit:
    Common stock, $.01 par value per share,
    300,000,000 shares authorized
     and 48,437,500 shares issued and outstanding              484            484
    Additional paid-in capital                             358,234        358,234
    Accumulated deficit                                   (598,176)      (624,960)
                                                       -----------    -----------
     Net stockholders'  deficit                           (239,458)      (266,242)
                                                       -----------    -----------
Total liabilities and stockholders' deficit            $   680,595    $   327,931
                                                       ===========    ===========




                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)



                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                   ------------------------  -----------------------
                                     1998           1997         1998        1997
                                   ------------------------  -----------------------
REVENUES:
   Advertising                     $   83,349      $ 66,239  $   222,369   $ 196,222
   Circulation                         24,063        20,265       64,780      60,177
                                   ----------      --------  -----------   ---------
   Newspaper revenues                 107,412        86,504      287,149     256,399
   Commercial printing and other        6,634         2,989       18,439       8,785
                                   ----------      --------  -----------   ---------
                                      114,046        89,493      305,588     265,184

OPERATING EXPENSES:
   Salaries and employee benefits      37,097        28,443       99,917      85,401
   Newsprint, ink and printing
      charges                          14,477        10,348       39,068      29,534
   Selling, general and
      administrative                   12,807         7,803       29,386      23,039
   Depreciation and amortization        6,776         5,074       16,800      15,975
   Special charge                           -             -            -      31,899
   Other                               15,082        10,387       38,569      29,820
                                   ----------      --------  -----------   ---------
                                       86,239        62,055      223,740     215,668
                                   ----------      --------  -----------   ---------
   Operating  income                   27,807        27,438       81,848      49,516

OTHER INCOME (EXPENSE):
   Interest expense                  (14,133)       (9,102)     (31,482)    (33,727)
   Interest income                         36            14           54          33
   Other                                  (3)           (4)          113        (52)
                                   ----------      --------  -----------   ---------
Income before provision for
     income taxes and
     extraordinary item                13,707        18,346       50,533      15,770
Provision for income taxes              5,597         7,378       19,254       6,345
                                   ----------      --------  -----------   ---------
Income before extraordinary item        8,110        10,968       31,279       9,425
Extraordinary item, net of tax          4,495             -        4,495           -
                                   ----------      --------  -----------   ---------
      Net income                   $    3,615      $ 10,968  $    26,784   $   9,425
                                   ==========      ========  ===========   =========

Net  income per common share
  (basic and dilutive):
Income before extraordinary item   $      .17      $    .23  $       .65   $     .22
Net income                         $      .07      $    .23  $       .55   $     .22

Weighted average common shares
  outstanding:
Basic                              48,437,500    48,437,500   48,437,500  43,564,515
Diluted                            48,562,909    48,679,688   48,677,376  43,729,167



                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1998          1997
                                                          ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $   26,784   $     9,425
   Adjustments  to  reconcile  net  income
     to net cash  provided  by  operating
     activities:
    Provision for losses on accounts receivable               3,094         2,210
    Depreciation and amortization                            16,800        15,975
    Net (gain) on sale of property, plant & equipment
      and other assets                                        (149)          (169)
    Non-cash portion of special charge                            -        15,400
    Increase in income taxes payable                          9,841         2,571
    Increase (decrease) in accrued interest                   2,428        (2,094)
    Increase in net deferred income tax liability             4,622         1,960
    (Increase) in accounts receivable                       (4,004)        (3,912)
    Decrease (increase) in inventories                          465        (1,429)
    Increase  in accounts payable                             2,328         2,501
    Increase (decrease) in deferred subscription revenue         45          (228)
    (Decrease) increase in accrued retiree benefits and
       other liabilities                                    (5,474)         2,021
    Decrease (increase) in other assets, net of increase
     (decrease) in other liabilities                          1,154       (1,066)
                                                          ----------   -----------
   Net cash provided by operating activities                 57,934        43,165
                                                          ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property, plant & equipment            154           544
   Additions to property, plant and equipment                (6,677)       (6,799)
   Purchase of newspaper properties                        (340,954)            -
                                                          ----------   -----------
    Net cash used in investing activities                  (347,477)       (6,255)
                                                          ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt:
    Senior debt                                             808,000         1,000
    Accretion on subordinated notes                               -         1,205
   Repayment of senior debt                                (516,774)     (125,611)
   Repayment of subordinated notes and accreted interest          -       (34,524)
   Net proceeds from issuance of common stock                     -       119,047
                                                          ----------   -----------
    Net cash provided by (used in) financing activities     291,226       (38,883)
                                                          ----------   -----------
Increase (decrease) in cash and cash equivalents              1,683        (1,973)

Cash and cash equivalents, beginning of period                8,183         8,546
                                                          ----------   -----------
Cash and cash equivalents, end of period                  $   9,866    $    6,573
                                                          ==========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                             $   29,054   $    35,821
    Income taxes                                         $    2,049   $     1,812

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
ACTIVITIES:
   Issuance of additional subordinated notes             $        -   $     1,205


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION

        Journal Register Company (through its consolidated subsidiaries, the "Company" or "JRC") primarily publishes daily and non-daily newspapers serving markets in Connecticut, Ohio, Philadelphia and its surrounding areas, the greater St. Louis area, central New England and the Capital-Saratoga and Mid-Hudson, New York regions; and has commercial printing operations in Connecticut, Ohio and Pennsylvania.

            The consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1998 and December 31, 1997 and the results of its operations and cash flows for the periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the December 31, 1997 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.  EARNINGS PER COMMON SHARE

        Earnings per common share are based upon the weighted average number of shares outstanding during the periods ended September 30, 1998 and 1997. Outstanding stock options are not materially dilutive for the 1998 or 1997 periods. The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share for the three and nine months ended September 30, 1998:

                                         Three months ended   Nine months ended
                                         September 30, 1998   September 30, 1998
                                         ------------------   ------------------

      Weighted-average shares for basic
        earnings per share                   48,437,500           48,437,500
      Effect of dilutive securities:
        Employee stock options                  125,409              229,876
                                             ----------           ----------
      Adjusted weighted-average shares
        for dilutive earnings per share      48,562,909           48,667,376
                                             ==========           ==========

3.  EFFECT OF NEW PRONOUNCEMENTS

        Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which became effective January 1, 1998; however, the Company does not currently have any transactions that would require disclosure under SFAS 130. In June of 1997, the Financial Accounting Standards Board also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management is currently in the process of evaluating the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, would be unaffected by implementation of this standard. In June of 1998, Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the Financial Accounting Standards Board. The statement is effective for years beginning after June 15, 1999, with early adoption permitted in any fiscal quarter following its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair values of the derivatives will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

                            JOURNAL REGISTER COMPANY
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

4.  ACQUISITIONS

        On  July  15,  1998,  the  Company  completed  its  acquisition  of  the
    Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group (including Mark Goodson Enterprises, Ltd.) for approximately $300 million in cash (the "Goodson Acquisition"). The Company has applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost, on a preliminary basis, was allocated to the assets and liabilities based upon their estimated fair market value on the effective date of the acquisition. Intangible assets of approximately $300 million were recorded for the subscriber lists and excess of the purchase price over the value of identifiable net assets and are being amortized in accordance with the Company's policy. In conjunction with the Goodson Acquisition, the Company entered into a new credit agreement which increased its available borrowings to $900 million (the "Credit Agreement"). The proceeds from the new credit facility were used to fund the Goodson Acquisition and repay amounts outstanding under the prior credit agreement.

        In addition, on September 21, 1998, the Company completed its acquisition of Taconic Media, Dutchess County, NY. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost, on a preliminary basis, was allocated to the assets and liabilities based on the relative estimated fair values on the effective date of the acquisition.

        The following table presents the unaudited pro forma results of operations of the Goodson Acquisition as though the Goodson Acquisition occurred on January 1, 1997.

                                                  Nine months        Nine months
                                                     ended              ended
                                              September 30, 1998  September 30, 1997
                                              ------------------  ------------------
                                                          (in thousands)

        Net Revenues                           $    343,138           $   316,540
        Income before extraordinary item             26,619                 2,391
        Net Income                                   22,124                 2,391

        Net income per share (basic and
          dilutive):
          Income before extraordinary item     $        .55           $       .05
          Net income                           $        .46           $       .05

        The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented and are not intended to be a projection of future results.

5.   NEW CREDIT AGREEMENT

        Concurrent with the completion of the Goodson Acquisition, the Company entered into the Credit Agreement with a group of lenders led by Chase Manhattan Bank as Agent. The Credit Agreement provides a 7 3/4-year term loan facility ("Term Loan A Facility") in the aggregate amount of $250 million and an 8 1/4-year term loan facility ("Term Loan B Facility", and together with the Term Loan A Facility, the "Term Loan Facilities") in the aggregate amount of $250 million and a 7 3/4-year revolving credit facility in the aggregate amount of $400 million ("Revolving Credit Facility"). Proceeds under these loan facilities were used to repay existing debt and fund the Goodson Acquisition, and will be available for the financing of future acquisitions, and for general corporate purposes.

        The Term Loan A Facility matures on March 31, 2006 and is repayable in quarterly installments commencing on June 30, 2000. The Term Loan B Facility matures on September 30, 2006 and is repayable in quarterly installments commencing on June 30, 2000. The aggregate annual amounts of the quarterly installments to be repaid on the Term Loan Facilities are as follows (with the installments payable each quarter being equal in amount):

                            JOURNAL REGISTER COMPANY
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


             12-MONTH PERIOD COMMENCING:      PRINCIPAL AMOUNT (IN MILLIONS)
             ---------------------------      ------------------------------
             June 30, 2000                            $26.00
             June 30, 2001                             32.25
             June 30, 2002                             38.50
             June 30, 2003                             44.75
             June 30, 2004                             51.00
             June 30, 2005                            112.50
             June 30, 2006 (through
               September 30, 2006)                    195.00


      The Revolving Credit Facility is available on a revolving basis until March 31, 2006. Availability will be reduced by consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006 in an aggregate amount for each 12-month period commencing on the date set forth below equal to the amount set forth opposite such date (with reductions during each such period being equal in amount):

              12-MONTH PERIOD COMMENCING:        PRINCIPAL AMOUNT (IN MILLIONS)
              ---------------------------        ------------------------------
              June 30, 2002                                 $55.0
              June 30, 2003                                  65.0
              June 30, 2004                                 100.0
              June 30, 2005                                 180.0

      The amounts outstanding under the credit facilities bear interest at (i) 1/2% to 0% above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2% above the Federal Funds Rate (as defined in the Credit Agreement) or (ii) 1 3/4% to 1/2% above LIBOR (as defined in the Credit Agreement). The interest rate spreads are dependent upon the ratio of debt to trailing four quarter cash flow (as defined in the Credit Agreement) and reduce as such ratio declines.

6.  EXTRAORDINARY ITEM

      In connection with the Credit Agreement, approximately $7.3 million of deferred financing charges associated with the Company's prior credit agreement were expensed and recorded as an extraordinary item in the third quarter of 1998. The extraordinary item net of tax was $4.5 million.

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

      The third quarter of 1998 includes the results of the following acquisitions: Ladue News, Ladue, Missouri, acquired December 12, 1997; The InterCounty Newspaper Group, Bristol, Pennsylvania, acquired December 22, 1997; Housatonic Publications, New Milford, Connecticut and Minuteman Newspapers, Westport, Connecticut, acquired January 2, 1998; The Saratogian, Saratoga Springs, New York, acquired March 9, 1998; and the Goodson Newspapers in
Pennsylvania, New York and Ohio, acquired July 15, 1998 (the "Goodson Acquisition").

      On July 15, 1998, the Company completed its acquisition of the Goodson Newspapers (see Note 4 of the Notes to Unaudited Consolidated Financial Statements) for approximately $300 million in cash. The Goodson Acquisition added five daily newspapers with approximately 124,000 paid daily circulation and 20 non-daily publications with combined distribution of approximately 350,000. In connection with the Goodson Acquisition, the Company entered into a new credit agreement (see Liquidity and Capital Resources).

      In the third quarter of 1998, the Company recorded approximately $3.8 million in special charges primarily related to the August 6, 1998 cancellation of the Company's convertible debt offering, the integration of the Goodson Acquisition and an increase in certain receivable reserves of approximately $1.0 million. The component items of these special charges are recorded in their respective expense categories. The Company also recorded an extraordinary item of $4.5 million (net of tax benefit) related to the write-off of deferred financing charges recorded in connection with the Company's prior credit agreement. The effect of the special charges and extraordinary item on the earnings per share was $.15 per share in both the quarter and the nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. In the three months ended September 30, 1998, revenues increased $24.6 million, or 27.4%, to $114.0 million, primarily due to acquisitions (including the Goodson Acquisition) as well as an increase in advertising revenues and commercial printing revenues. Newspaper revenues increased $20.9 million, or 24.2%, to $107.4 million in the third quarter of 1998, primarily due to the acquisitions. Advertising revenues increased $17.1 million, or 25.8%, to $83.3 million in the third quarter of 1998, from $66.2 million in the third quarter of 1997. Circulation revenues increased $3.8 million, or 18.7%, to $24.1 million in the third quarter of 1998, from $20.3 million in the third quarter of 1997. Commercial printing and other revenues increased $3.6 million in the third quarter of 1998 to $6.6 million, from $3.0 million in the third quarter of 1997. This increase is due primarily to commercial printing revenue generated by companies acquired as part of the InterCounty Newspaper Group in December 1997.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefits were 32.5% of the Company's revenues in the third quarter of 1998, as compared to 31.8% of the Company's revenue in the third quarter of 1997. In the third quarter of 1998, salaries and employee benefits increased $8.7 million, or 30.4%, to $37.1 million, due to the Company's acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In the third quarter of 1998, newsprint, ink and printing charges were 12.7% of the Company's revenues, as compared to 11.6% in the third quarter of 1997. Newsprint, ink and printing charges increased $4.1 million, or 39.9%, to $14.5 million in the third quarter of 1998, primarily as a result of volume increases due to the Company's acquisitions and an approximately 4.6% increase in the price per ton of newsprint.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 11.2% and 8.7% of the Company's revenues in the third quarters of 1998 and 1997, respectively. Selling, general and administrative expenses for the third quarter of 1998 increased $5.0 million, or 64.1%, to $12.8 million, due to the Company's acquisitions as well as $3.2 million in special charges related to the Company's cancelled convertible debt offering, the integration of the Goodson Acquisition and an increase in certain receivable reserves. Excluding the special charges, selling, general and administrative expenses increased $1.8 million, or 23.6% as compared to the prior-year period primarily due to the Company's acquisitions and represented 8.5% of the Company's revenues in the third quarter of 1998 as compared to 8.7% in the third quarter of 1997.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.9% and 5.7% of the Company's revenues in the third quarters of 1998 and 1997, respectively. Depreciation and amortization expenses increased $1.7 million, or 33.5%, to $6.8 million in the third quarter of 1998, primarily due to the Goodson Acquisition.

      OTHER EXPENSES. Other expenses were 13.2% and 11.6% of the Company's revenues in the third quarters of 1998 and 1997, respectively. Other expenses increased $4.7 million, or 45.2%, to $15.1 million in the third quarter of 1998, primarily due to the Company's acquisitions, increases in circulation promotion expenses, increased postage expenses related to the Company's preprint business and $630,000 in special charges related to the integration of the Goodson Acquisition as noted above.

      OPERATING INCOME. Operating income for the third quarter of 1998, including special charges, was $27.8 million, an increase of 1.3% from $27.4 million in the third quarter of 1997.

      INTEREST EXPENSE. Interest expense was $14.1 million in the third quarter of 1998, an increase of $5.0 million, or 55.3% as compared to the third quarter of 1997. The increase in interest expense relates to the debt incurred to finance the Company's acquisitions, primarily the Goodson Acquisition.

      PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 40.8% and 40.2% for the quarters ended September 30, 1998 and 1997, respectively. The increase in the effective tax rate for the third quarter of 1998 as compared to the third quarter of 1997 is the result of the Goodson Acquisition, partially offset by the effect of the Company's corporate restructuring, which was implemented January 1, 1998.

      EXTRAORDINARY ITEM. The Company recorded an extraordinary item related to the write-off of deferred financing charges related to the Company's prior credit agreement in the amount of $7.3 million ($4.5 million, net of $2.8 million of income tax benefit) in the third quarter of 1998.

      NET INCOME. Net income was $3.6 million, or $.07 per share, basic and diluted, for the quarter ended September 30, 1998 as compared to net income of $11.0 million, or $.23 per share, basic and diluted, for the third quarter of 1997. The 1998 third quarter included the special charges of $2.3 million (net of income tax benefit of $1.5 million) described above, as well as the $4.5 million extraordinary item (net of the income tax benefit of $2.8 million). Net income for the third quarter of 1998, as adjusted for the special charges and extraordinary item, would have been $10.5 million, or $.22 per share (basic and dilutive).

OTHER INFORMATION

     EBITDA(1) in the third quarters of 1998 and 1997 was $34.6 million and $32.5 million, respectively. The Company's EBITDA margin was 30.3% and 36.3% for the three months ended September 30, 1998 and 1997, respectively. After adjustment for the special charges noted above, the Company's EBITDA and EBITDA margin were $38.4 million and 33.7%, respectively, in the third quarter of 1998.

_____________________
(1) EBITDA is defined by the Company as operating income plus depreciation, amortization and other non-cash and non-recurring charges. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as an indicator of the Company's operating performance, as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies. Certain covenants contained in the Credit Agreement (as defined below) are based upon EBITDA.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      REVENUES. In the first nine months of 1998, revenues increased $40.4 million, or 15.2%, to $305.6 million, primarily due to acquisitions. Newspaper revenues increased $30.8 million, or 12.0%, to $287.1 million in the nine months ended September 30, 1998, primarily due to acquisitions. Advertising revenues increased $26.1 million, or 13.3%, to $222.4 million in the nine months ended September 30, 1998, from the prior-year period. Circulation revenues increased $4.6 million, or 7.6%, to $64.8 million for the nine months ended September 30, 1998, from $60.2 million for the prior-year period. Commercial printing and other revenues increased $9.7 million in the nine months ended September 30, 1998 to $18.4 million as compared to the nine months ended September 30, 1997. The increase is due primarily to commercial printing revenue generated by companies acquired as part of the InterCounty Newspaper Group in December 1997.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefits were 32.7% of the Company's revenues in the first nine months of 1998, as compared to 32.2% of the Company's revenue in the first nine months of 1997. In the first nine months of 1998, salaries and employee benefits increased $14.5 million, or 17.0%, to $99.9 million, due to the Company's acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In the nine months ended September 30, 1998, newsprint, ink and printing charges were 12.8% of the Company's revenues, as compared to 11.1% for the same period in the prior year. Newsprint, ink and printing charges increased $9.5 million, or 32.3%, in the first nine months of 1998, to $39.1 million, primarily as a result of volume increases due to the Company's acquisitions and an approximately 10.3% increase in the price per ton of newsprint.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.6% and 8.7% of the Company's revenues for the first nine months of 1998 and 1997, respectively. Selling, general and administrative expenses for the nine-month period ended September 30, 1998 increased $6.3 million, or 27.5%, to $29.4 million, due to the Company's acquisitions and the special charges. The nine-month period ended September 30, 1998 includes $3.2 million in special charges recorded in the third quarter of 1998, as described above. Excluding the special charges, selling, general and administrative expenses for the nine months ended September 30, 1998 increased $3.1 million from the prior-year period, and represented 8.6% of the Company's revenues in the nine months ended September 30, 1998.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.5% and 6.0% of the Company's revenues in the first nine months of 1998 and 1997, respectively. Depreciation and amortization expenses increased $825,000, or 5.2%, to $16.8 million in the first nine months of 1998, primarily due to increased amortization resulting from the Company's acquisitions. This increase was partially offset by a decrease in depreciation expense related to certain assets that became fully depreciated in the third and fourth quarters of 1997.

      OTHER EXPENSES. Other expenses were 12.6% and 11.2% of the Company's revenues in the first nine months of 1998 and 1997, respectively. Other expenses increased $8.7 million, or 29.3%, to $38.6 million in the nine-month period ended September 30, 1998, primarily due to acquisitions, increased circulation promotion expenses, increased postage expense related to the Company's preprint business and $630,000 in special charges incurred in the third quarter of 1998, as described above. Excluding the $630,000 in special charges, other expenses for the first nine months of 1998 increased $8.1 million as compared to the first nine months of 1997, and represented 12.4% of the Company's revenues for the first nine months of 1998.

      OPERATING INCOME. Operating income increased $32.3 million for the first nine months of 1998 to $81.8 million, including special charges, from $49.5 million for the prior-year period, which included a special charge of $31.9 million related to the Company's Initial Public Offering ("IPO") in May 1997.

      INTEREST EXPENSE. Interest expense was $31.5 million for the first nine months of 1998, a decrease of $2.2 million, or 6.7% as compared to the first nine months of 1997. The decrease in interest expense reflects a decrease in average borrowing rates.

      PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 38.1% and 40.2% for the nine-month periods ended September 30, 1998 and 1997, respectively. The reduction in the effective tax rate for the first nine months of 1998 as compared to the 1997 period is the result of the Company's corporate restructuring, implemented January 1, 1998, offset in part by an increase in the rate as a result of the Goodson Acquisition.

      NET INCOME. Net income was $26.8 million, or $.55 per share, basic and diluted, for the first nine months of 1998, which reflects $6.8 million (net of $4.3 million of income tax benefit) of special charges and an extraordinary item, as compared to $9.4 million, or $.22 per share, basic and diluted, for the nine months ended September 30, 1997, which included a special charge of $18.9 million (net of $13.0 million of income tax benefit) related to the IPO.

OTHER INFORMATION

      EBITDA in the first nine months of 1998 was $98.6 million as compared to $65.5 million in the first nine months of 1997. Adjusted for the special charges noted above in both periods, the Company's EBITDA was $102.4 million in the nine months ended September 30, 1998 as compared to $97.4 million in the nine months ended September 30, 1997.

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

      CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities increased $14.8 million to $57.9 million in the first nine months of 1998 as compared to the first nine months of 1997. Net cash provided by operating activities for the nine months ended September 30, 1998 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization), of $43.6 million.

      CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities increased $341.2 million to $347.5 million in the first nine months of 1998. The increase in investing activities was primarily due to the Company's investment in the purchase of newspaper properties. In the first nine months of 1998, the Company's capital expenditures decreased by $122,000, and proceeds from the sale of property, plant and equipment decreased $390,000 as compared to the first nine months of 1997. The Company has a capital expenditure program (excluding future acquisitions) of approximately $13.0 million in place for 1998, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment, plants and property, vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. It is expected that the 1998 capital expenditure program will be funded from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas may necessitate the construction of a centralized production facility within the next two years. Costs for this facility are currently estimated to be approximately $30.0 to $35.0 million. The Company expects to fund this construction project with cash flows from operations and borrowings.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $291.2 million in the first nine months of 1998 as compared to net cash used in financing activities of $38.9 million in the first nine months of 1997. The 1997 activity reflects net proceeds of approximately $119.0 million from the sale of common stock in the Company's IPO, which were used to repay a portion of the amounts outstanding under the Company's then-existing senior secured term loans (the "Prior Term Loan") and a senior secured revolving credit facility (the "Prior Revolver", and together with the Prior Term Loan, the "Prior Senior Facilities"), and to retire all of the outstanding principal amount of accrued and unpaid interest on the Company's subordinated notes.

      The amounts outstanding under the Prior Senior Facilities bore interest at
(i) 1 1/2% to 1/2% above the London Interbank Offered Rate ("LIBOR") or (ii) the higher of 0% to 1/4% above the higher of the Prime Rate (as defined in the prior credit agreement) or 1/2% above the Federal Funds Rate (as defined in the prior credit agreement) (collectively, the "Base Rate"). The interest rate spreads were dependent upon the ratio of debt to 12 months trailing cash flow (as defined in the prior credit agreement, as amended and restated in May 1997) and were reduced as such ratio declined.

      The Company generally manages its exposure to interest rate fluctuations for its variable rate debt by entering into interest rate protection agreements. The Company was required under the prior credit agreement and is required under the Credit Agreement (as defined below) to have interest rate protection for a minimum of 50% of its outstanding balance under the Credit Agreement. In 1998, the Company entered into interest rate protection agreements in accordance with this requirement to take effect in January of 1999 when its existing interest rate protection agreement expires, exchanging floating LIBOR rate plus the applicable margin for a fixed LIBOR rate of approximately 5.8% plus the applicable margin on $400.0 million of debt, in the aggregate. The $400.0 million interest rate protection agreement reduces by $75.0 million per year and expires in October 2002. For the nine months ended September 30, 1998, the Company's weighted average effective interest rate on its outstanding balance was approximately 7.04%. This takes into account the interest rate protection agreements in effect during that period.

      On July 15, 1998, the Company entered into a new credit agreement (the "Credit Agreement") with the banks and other financial institutions, signatories thereto and The Chase Manhattan Bank, as administrative agent for the lenders thereunder. The Credit Agreement provides for $500.0 million in term loans and a $400.0 million revolving facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the prior credit agreement and to fund the Goodson Acquisition (see Notes 4 and 5 of the Notes to Unaudited Consolidated Financial Statements). The term loans mature on March 31, 2006 and September 30, 2006, and the revolving facility matures on March 31, 2006.

    The amounts outstanding under the Credit Agreement bear interest at (i) 1/2% to 0% above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2% above the Federal Funds Rate (as defined in the Credit Agreement) or (ii) 13/4% to 1/2% above LIBOR (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarter cash flow (as defined in the Credit Agreement) and reduce as such ratio declines.

      As of September 30, 1998, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $782.0 million, of which $282.0 million was outstanding under the revolving credit facility. There was $118.0 million of unused and available funds under the revolving credit facility at September 30, 1998.

YEAR 2000

     In 1996, the Company began the initial planning of a comprehensive initiative to address the Year 2000 issue. The Company organized a Year 2000 oversight team led by the Company's senior information technology officer to develop a strategy of evaluation, implementation, testing and contingency planning to address the Company's Year 2000 readiness. The evaluation phase, which began in September 1996, involved performing a complete, company-wide inventory to identify all internal, general purpose and production hardware and software systems, commonly referred to as information technology ("IT") systems, that required modification to become Year 2000 compliant. In conjunction with the Company's internal assessment, the Company communicated with key third parties, namely suppliers of production equipment as well as financial institutions to determine their states of Year 2000 readiness, implementation of Year 2000 compliant systems and related contingency plans. The Company has received responses from approximately 65% of such key third parties and is evaluating their impact on the Company. The Company will continue to correspond with critical vendors and modify the Company's contingency plans as necessary.

      In January of 1997, the Company began the implementation phase of replacing or modifying system hardware and software as required. The Company believes the majority of the general business systems will be modified or determined to be Year 2000 compliant. The Company is developing contingency plans to address potential non-compliance both internally and externally.

      In accordance with GAAP, the Company's direct Year 2000 costs, including modifying computer software or converting to new programs, will be charged to expense as incurred. Additionally, a majority of the hardware costs for replacement systems will be capitalized as ordinarily accounted for in the normal course of business. These system replacements represent upgrades consistent with the Company's goal to maintain and improve operational efficiencies. The Company expects to have capitalized approximately $5.0 million related to new hardware and software in connection with its Year 2000 compliance plan as of December 31, 1998 and an additional $4.0 million is expected to be capitalized in 1999.

      Although the Company believes it has taken all of the necessary steps to ensure that the Company will be Year 2000 compliant, there can be no assurances that the Company will be able to complete all of the modifications in the required time frame, that all third parties will be Year 2000 compliant or that unforeseen Year 2000 issues will not arise. The Company expects to complete its Year 2000 compliance project by September 30, 1999. The Company's assessment at this time is that the failure of any of the Company's IT or non-IT systems, or failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company. Although failures could cause an increase in operating expenses the Company does not expect a resulting material effect on its results of operations, liquidity or financial condition.

      INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS. Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements, which may be identified by the use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects," as well as other similar terms. These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) a decline in general economic conditions,

(ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgment in pending or future litigation, (iv) increased competitive pressure from current competitors and future market entrants, (v) sales of substantial amounts of the Common Stock in the public markets, or the perception that such sales could occur, and (vi) the factors discussed in the Company's Form 10-K for 1997 in "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Performance." The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a).   EXHIBITS

          10.7 Credit Agreement among Journal Register Company, each of the banks and other financial institutions that is a signatory thereto or which, pursuant to Section 2.01(c) or Section 11.06(b) thereof, becomes a "Lender" thereunder and The Chase Manhattan Bank, as administrative agent for the Lenders.

          27.1 Financial Data Schedule

        (b)    REPORTS ON FORM 8-K

               A report on Form 8-K was filed by the Company on July 31, 1998 pursuant to Item 5 thereof reporting the Company's intent to offer $130,000,000 aggregate principal amount of convertible notes to certain qualified institutional buyers and certain other potential purchases.

               A report on Form 8-K was filed by the Company on August 7, 1998 pursuant to Item 5 thereof whereby the Company announced its decision not to proceed with the convertible note offering due to market conditions.

               A report on Form 8-K was filed by the Company on August 11, 1998 pursuant to Item 2 and Item 7 thereof relating to the Company's acquisition of The Goodson Newspaper Group's Pennsylvania, New York and Ohio newspapers.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      Date: November 13, 1998                 JOURNAL REGISTER COMPANY


                                              By:  /S/  JEAN B. CLIFTON
                                                 -------------------------------
                                                  Jean B. Clifton
                                                  Executive Vice President,
                                                  Chief Financial Officer &
                                                  Treasurer (signing on behalf
                                                  of the registrant and as
                                                  principal financial officer)

                                  EXHIBIT INDEX


        EXHIBIT NO.                            DESCRIPTION

           10.7 Credit Agreement among Journal Register Company, each of the banks and other financial institutions that is a signatory thereto or which, pursuant to
                            Section 2.01(c) or Section 11.06(b) thereof, becomes a "Lender" thereunder and The Chase Manhattan Bank, as administrative agent for the Lenders.

           27.1             Financial Data Schedule