Form 10-K405
period 1998-12-31
JOURNAL REGISTER CO
filed 1999-03-30
CIK 1035815

================================================================================
                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 1998

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
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                             50 WEST STATE STREET
                        TRENTON, NEW JERSEY 08608-1298
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      Registrant's telephone number, including area code: (609) 396-2200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                   Common Stock, par value $0.01 per share

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999 was approximately $122,242,340.

    As of March 23 1999, 47,295,781 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which will be filed on or before April 30, 1999.

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


                                    PART I

ITEM 1.     BUSINESS.


GENERAL

      Journal Register Company (together with all of its subsidiaries and their respective predecessors (the "Company") is a leading U.S. newspaper publisher, with total paid daily circulation of 652,866 and total non-daily distribution of approximately 3.7 million. As of December 31, 1998, the Company owned and operated 24 daily newspapers and 185 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. The Company's newspapers are characterized by an intense focus on coverage of local news and local sports and offer compelling graphic design in colorful, reader-friendly packages.

      From 1993 through 1998, the Company successfully completed 13 strategic acquisitions, acquiring 12 daily newspapers, 117 non-daily publications and three commercial printing companies. The Company has generally increased the revenues and significantly increased the cash flow and profitability of its acquired newspapers. For the fiscal year ended December 31, 1998, the Company generated revenues of $426.8 million, EBITDA (as hereinafter defined) of $146.7 million (excluding special charges and an extraordinary item recorded in the third quarter of 1998), net income of $41.1 million and net income, excluding the special charges and extraordinary item, of $48.0 million. In 1997, the Company's EBITDA was $133.4 million (excluding the 1997 special charge). From 1993 through 1998, the Company recorded compound annual growth in revenues and EBITDA (excluding special charges in 1997 and 1998 and the extraordinary item in 1998), of approximately 9.4% and 11.4%, respectively. The Company has achieved this growth through a combination of expanding revenues in existing geographic areas, strategic acquisitions and implementing cost controls and ongoing expense reduction efforts at existing and acquired newspapers.

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

      The Company's revenues are derived from advertising (approximately 73.3% of 1998 revenues), paid circulation, including single copy sales and subscription sales (21.0% of 1998 revenues), and commercial printing and other (5.7% of 1998 revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, local content and creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profits than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

      The Company's advertising revenues in 1998 were derived primarily from a broad group of local retailers (approximately 57%) and classified advertisers (approximately 41%). No advertiser accounted for more than 2% of the Company's 1998 advertising revenues. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

      Substantially all of the Company's operations relate to newspaper publishing. In addition to its daily newspapers and non-daily publications, the Company owns other businesses that complement and enhance its publishing operations, consisting of four commercial printing operations as well as a company which develops application software for the newspaper industry.

OVERVIEW OF OPERATIONS

      The Company's operations are currently clustered in seven geographic areas:

      CONNECTICUT. The Company owns the NEW HAVEN REGISTER, a daily newspaper with circulation of more than 100,000, four suburban daily newspapers, 62 non-daily publications and one commercial printing company. The suburban daily newspapers in this cluster are THE HERALD (New Britain), THE BRISTOL PRESS, THE REGISTER CITIZEN (Torrington) and THE MIDDLETOWN Press. The five daily newspapers have aggregate daily and Sunday circulation of approximately 163,000 and 166,000, respectively. The 62 suburban and community non-daily publications have aggregate distribution of approximately 889,000. Combined, the Company's Connecticut daily newspapers and non-daily publications serve a state-wide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) through Hartford and its suburban areas to the greater New Haven area; and the Connecticut shoreline from New Haven northeast to New London.

      The following table sets forth information regarding the Company's publications in Connecticut:


                                  YEAR         YEAR                     DAILY          SUNDAY         NON-DAILY
      PUBLICATION             ORIGINATED(1)  ACQUIRED    LOCATION   CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)

NEW HAVEN REGISTER..........       1755        1989    New Haven        100,062         112,318
THE HERALD..................       1881        1995    New Britain       23,198         42,271(4)
THE BRISTOL PRESS...........       1871        1994    Bristol           15,936               (4)
THE REGISTER CITIZEN........       1889        1993    Torrington        12,573         11,554
THE MIDDLETOWN PRESS........       1884        1995    Middletown        10,832               (4)
Imprint Newspapers
   14 publications..........       1880        1995    Bristol                                           121,204
Shore Line Newspapers
   13 publications..........       1877        1995    Guilford                                          120,410
Elm City Newspapers
    8 publications..........       1931        1995    Milford                                            82,063
Minuteman Newspapers
    3 publications..........       1993        1998    Westport                                           73,870
Housatonic Publications
    9 publications..........       1825        1998    New Milford                                        57,183
CONNECTICUT'S COUNTY KIDS...       1989        1996    Westport                                           41,425
Foothills Trader
    3 publications..........       1965        1995    Torrington                                         37,354
EAST HARTFORD GAZETTE.......       1885        1995    East Hartford                                      19,700
THOMASTON EXPRESS...........       1874        1994    Thomaston                                           1,565
TMC (9 publications)........                                                                             333,925
                                                                        -------        -------           -------
TOTALS......................                                            162,601        166,143           888,699
                                                                        =======        =======           =======


(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1998, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid and free distribution. Paid distribution for Housatonic Valley and Minuteman Newspapers reflects the 1998 Certified Audit of Circulations ("CAC") audit. All other non-daily distribution reflects average distribution for December 1998.

(4) In August 1996, the Company commenced publication of a Sunday newspaper, THE HERALD PRESS, serving readers of THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS.

      The NEW HAVEN REGISTER is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The NEW HAVEN REGISTER serves a primary circulation area comprised of the majority of New Haven County and portions of Middlesex and New London Counties. This area (including portions of Fairfield County which are served by related non-daily publications) has a population of 769,033 and had population growth of approximately 6% from 1980 to 1997. This area has an average household income of $68,611, which is 24% above the national average of $55,449, and a retail environment of more than 6,600 stores. This area features a number of large and well-established institutions, including Yale University and Yale-New Haven Hospital. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only one locally licensed television station (which serves a state-wide, rather than a local, audience) and a fragmented radio market. Consequently, the Company believes that the NEW HAVEN REGISTER is a powerful local news and advertising franchise for the greater New Haven area.

      THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS serve contiguous areas between New Haven and Hartford. THE BRISTOL PRESS serves an area which has a population of 319,951 and had population growth of approximately 5% from 1980 to 1997. This area has an average household income of $77,156, which is 39% above the national average. THE MIDDLETOWN PRESS serves an area which has a population of 99,882 and had population growth of approximately 16% from 1980 to 1997. This area has an average household income of $65,408, which is 18% above the national average. THE HERALD serves an area which has a population of 104,425, which is essentially unchanged since 1980. This area has an average household income of $55,664. THE REGISTER CITIZEN serves an area which has a population of 240,515 and had population growth of approximately 11% from 1980 to 1997. This area has an average household income of $74,956, which is 35% above the national average.

      The Connecticut publications benefit from considerable cross-selling of advertising as well as from news-gathering and production synergies. The NEW HAVEN REGISTER gathers state-wide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; and THE HERALD and THE MIDDLETOWN PRESS are printed at one facility, as are THE REGISTER CITIZEN and THE BRISTOL PRESS. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS, the Company started a Sunday newspaper, THE HERALD PRESS, serving readers of these three dailies with three zoned editions and having Sunday circulation of approximately 42,271 as of September 30, 1998.

      PHILADELPHIA AND SURROUNDING AREAS. The Company owns six daily newspapers and 47 non-daily publications serving areas surrounding Philadelphia, Pennsylvania. These publications include, in Pennsylvania, the DAILY LOCAL NEWS (West Chester), THE TIMES HERALD (Norristown), THE PHOENIX (Phoenixville), a group of non-daily newspapers serving Philadelphia's affluent Main Line and a group of 16 weekly newspapers, the InterCounty Newspaper Group, serving suburban Philadelphia and central and southern New Jersey; and also in New Jersey, THE TRENTONIAN (Trenton). The Company also owns two commercial printing companies, acquired with the InterCounty Newspapers in December 1997, one of which prints the 16 weekly newspapers and one of which is a premium quality sheet-fed printing operation. The daily newspapers, acquired in the July 1998 Goodson Acquisition (as hereinafter defined) include, both in Pennsylvania, The Delaware County DAILY TIMES and THE MERCURY, Pottstown. The Goodson Acquisition non-daily publications include, also in Pennsylvania, Acme Newspapers (Ardmore), including THE MAIN LINE TIMES, serving the affluent Main Line, and NEWS OF DELAWARE COUNTY, one of the largest audited community newspapers in the United States; Town Talk Newspapers (Media); and Penny Pincher Shoppers (Pottstown). The six daily newspapers have aggregate daily and Sunday circulation of approximately 195,000 and 171,000, respectively. This non-daily distribution totals approximately 583,000.

      The following table sets forth information regarding the Company's publications in Philadelphia and surrounding areas:


                                  YEAR         YEAR                             DAILY          SUNDAY         NON-DAILY
      PUBLICATION             ORIGINATED(1)  ACQUIRED       LOCATION         CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)

DAILY TIMES (4)............        1876        1998     Delaware County, PA       50,746         48,178
DAILY LOCAL NEWS...........        1872        1986     West Chester, PA          33,420         31,047
THE MERCURY (4)............        1930        1998     Pottstown, PA             26,904         27,815
THE TIMES HERALD...........        1799        1993     Norristown, PA            22,601         19,050
THE PHOENIX................        1888        1986     Phoenixville, PA           4,032
THE TRENTONIAN.............        1945        1985     Trenton, NJ               57,517         45,035
Suburban Publications
  3 publications...........        1885        1986     Wayne, PA                                               32,917
Suburban Philadelphia
  5 publications...........        1885        1986     Suburban Philadelphia                                   64,285
InterCounty Newspaper
    Group
  16 publications..........        1869        1997     Bristol, PA                                             85,830
Acme Newspapers
  4 publications (4).......        1930        1998     Ardmore, PA                                             84,515
Penny Pincher Shoppers
  6 publications (4).......        1988        1998     Pottstown, PA                                           64,077
Town Talk Newspapers
  4 publications (4).......        1964        1998     Media, PA                                               47,500
TMC (9 publications).......                                                                                    203,877
                                                                                 -------       -------         -------
TOTALS............                                                               195,220       171,125         583,001
                                                                                 =======       =======         =======

----------------

(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1998, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects average distribution for December 1998, with the following exceptions: Suburban Publications, which includes three publications (THE SUBURBAN & WAYNE TIMES, SUBURBAN ADVERTISER and KING OF PRUSSIA COURIER) and reflects the CAC audit for the 24 months ended September 30, 1997; Acme Newspapers, which includes four publications (MAIN LINE TIMES, NEWS OF DELAWARE COUNTY, GERMANTOWN COURIER and MT. AIRY TIMES EXPRESS) and reflects the CAC audit for the 24 months ended September 30, 1997.

(4)  Part of the Goodson Acquisition, completed July 15, 1998.

      The majority of the Company's Pennsylvania publications are located within a 30-mile radius of Philadelphia. The Company's newspapers serve geographic areas with highly desirable demographics. The Delaware County DAILY TIMES serves an area which has a population of 604,009 and had population growth of approximately 3% from 1980 to 1997. This area has an average household income of $73,685, which is 33% above the national average. The DAILY LOCAL NEWS serves an area which has a population of 387,524 and had population growth of approximately 31% from 1980 to 1997. This area has an average household income of $83,894, which is 51% above the national average. THE (Pottstown) MERCURY, located approximately 40 miles west of Philadelphia, serves an area which has a population of 434,287 and had population growth of approximately 14% from 1980 to 1997. This area has an average household income of $70,374, which is 27% above the national average. THE TIMES HERALD serves an area which has a population of 167,590 and had population growth of approximately 2% from 1980 to 1997. This area has an average household income of $80,001, which is 44% above the national average. THE PHOENIX serves an area which has a population of 102,854 and had population growth of approximately 17% from 1980 to 1997. This area has an average household income of $86,362, which is 56% above the national average. The Company's weekly newspaper group in suburban Philadelphia serves an area which has a population of 327,196 and had population growth of approximately 21% from 1980 to 1997. This area has an average household income of $102,987, which is 86% above the national average. MAIN LINE Times, the flagship of the Acme Newspapers group, serves an area which has a population of 398,094 and had population growth of approximately 3% from 1980 to 1997. This area has an average household income of $102,005, which is 84% above the national average. The majority of the Company's Pennsylvania properties are located within 20 miles of the area's largest retail complex, the King of Prussia Plaza and Court, which is the largest mall on the East Coast of the United States in terms of total square footage.

      THE TRENTONIAN is published in Trenton, the capital of New Jersey, located 40 miles north of Philadelphia and 75 miles south of New York City. THE TRENTONIAN serves an area which has a population of 294,051 and had population growth of approximately 8% from 1980 to 1997. This area has an average household income of $67,766, which is 22% above the national average.

      The Company's Philadelphia cluster cross-sells advertising. The nature of the cluster has allowed for the implementation of significant cost saving programs. For example, THE TIMES HERALD and several non-daily suburban publications share printing facilities, as do the DAILY LOCAL NEWS and THE PHOENIX. Acme Newspapers, part of the Goodson Acquisition, are printed at the DAILY LOCAL NEWS plant and at the Company's commercial printing company in Bristol, Pennsylvania. THE TRENTONIAN'S television guide is also printed at the Bristol plant. All of these publications share certain news-gathering resources. The Company believes that the continued integration of the Goodson Acquisition newspapers into this cluster will result in considerable additional cross-selling of advertising, as well as additional cost saving programs. The Company further believes that the integration of the Goodson Acquisition newspapers into this cluster allows the Company to compete more effectively in the areas it serves. The Company believes that the construction of a centralized printing facility in the Philadelphia area, scheduled to begin in late 1999, will result in considerable additional cost savings.

      OHIO. The Company owns four daily newspapers and a commercial printing operation in Ohio. The daily newspapers are THE NEWS-HERALD (Lake County), THE MORNING JOURNAL (Lorain), THE TIMES REPORTER (Dover-New Philadelphia) and, acquired in the Goodson Acquisition, THE INDEPENDENT (Massillon). The Company has aggregate daily and Sunday circulation of approximately 125,000 and 127,000, respectively. Non-daily distribution in the Ohio cluster is approximately 113,000.

      The following table sets forth information regarding the Company's publications in Ohio:

                            YEAR         YEAR                       DAILY           SUNDAY          NON-DAILY
  PUBLICATION           ORIGINATED(1)  ACQUIRED   LOCATION       CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)

THE NEWS-HERALD            1878          1987     Lake County        50,022          61,250
THE MORNING JOURNAL...     1921          1987     Lorain             36,340          40,287
THE TIMES REPORTER....     1903          1987     Dover-New          23,906          25,909
                                                   Philadelphia
THE INDEPENDENT (4)...     1871          1998     Massillon          14,926
COUNTY KIDS...........     1997          1997(5)  Lake County                                         16,000
TMC (4 publications)..                                                                                96,945
                                                                    -------         -------          -------
TOTALS................                                              125,194         127,446          112,945
                                                                    =======         =======          =======

(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1998, according to ABC Fas-Fax Report.

(3) Non-daily distribution is solely free distribution and reflects average distribution for December 1998.

(4)  Part of the Goodson Acquisition, completed July 15, 1998.

(5)  Established by the Company in 1997.

      THE NEWS-HERALD and THE MORNING JOURNAL serve areas located directly east and west of Cleveland, respectively. THE NEWS-HERALD, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga Counties, two of Ohio's five most affluent counties. Lake and Geauga Counties have populations of 224,529 and 85,051, respectively, and had population growth of approximately 6% and 14%, respectively, from 1980 to 1997. Lake and Geauga Counties have average household incomes of $57,443 and $86,148, respectively. THE MORNING JOURNAL serves an area which has a population of 149,475 and had population growth of approximately 3% from 1980 to 1997. This area has an average household income of $50,296. THE TIMES REPORTER and THE INDEPENDENT serve contiguous markets primarily in Tuscarawas and western Stark counties. THE TIMES REPORTER serves the rural communities of Dover and New Philadelphia, which are located approximately 80 miles south of Cleveland. THE TIMES REPORTER serves an area which has a population of 104,567 and had population growth of approximately 6% from 1980 to 1997. This area has an average household income of $38,638. THE INDEPENDENT (Massillon) serves western Stark County, at the southern edge of the Northeast Ohio industrial area, which is located approximately 60 miles south of Cleveland and 20 miles north of Dover-New Philadelphia. THE INDEPENDENT serves an area which has a population of 239,053 and had population growth of approximately 3% from 1980 to 1997. This area has an average household income of approximately $50,422. The Company believes that each of its Ohio newspapers benefits from a fragmented local media environment. The Company further believes that THE NEWS-HERALD and THE MORNING JOURNAL compete effectively with Cleveland's major metropolitan newspaper due to the focus on coverage of local news and local sports. The Company's Ohio cluster benefits from a variety of synergistic opportunities, including the cross-selling of advertising and editorial coverage. In addition, THE TIMES REPORTER and THE INDEPENDENT benefit from commercial printing synergies, as both operations include commercial printing.

      GREATER ST. LOUIS AREA. The Company owns the JOURNALS, the largest group of suburban and community non-daily newspapers in the United States (in terms of total distribution); one daily newspaper; the LADUE NEWS, a weekly newspaper acquired in December 1997; and five other non-daily publications in the greater St. Louis area. The JOURNALS are a group of 40 newspapers which are distributed two to three times each week in the St. Louis suburban areas, including communities in Illinois, with total weekly distribution of approximately 1.6 million. The Company's daily newspaper in this cluster, THE TELEGRAPH (Alton, IL), has daily and Sunday circulation of approximately 28,000 and 30,000, respectively.

The following table sets forth information regarding the Company's publications in the greater St. Louis area:

                            YEAR         YEAR                       DAILY           SUNDAY          NON-DAILY
  PUBLICATION           ORIGINATED(1)  ACQUIRED   LOCATION       CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)
Suburban Newspapers
  of Greater St.
  Louis (73 editions
  of 40 JOURNALS)....      1922          1984     St. Louis, MO                                      1,555,623
THE TELEGRAPH........      1836          1985     Alton, IL          27,950          30,164
LADUE NEWS...........      1981          1997     Ladue, MO                                             40,000
   PERFORMANCE NOTES.      1992          1997     Ladue, MO                                             33,000
   DIRECT DECOR......      1994          1997     Ladue, MO                                              3,000
   GENTLEMEN'S CLUB..      1997          1997     Ladue, MO                                              5,000
COUNTY KIDS.......         1996          1996(4)  St. Louis, MO                                         30,000
TMC (1 publication)..                                                                                   20,000
                                                                     ------          ------          ---------
TOTALS...............                                                27,950          30,164          1,686,623
                                                                     ======          ======          =========

--------------------------
(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1998, according to ABC Fas-Fax Report.

(3)  Non-daily   distribution  includes  both  paid  7,335  and  free  1,679,288 distribution, and reflects December 1998 net distribution.

(4)  Established by the Company in 1996.

      The JOURNALS have total distribution of approximately 930,000 mid-week and approximately 630,000 on Sunday, for total weekly distribution of approximately
1.6 million. The JOURNALS reach approximately 90% of the homes in the greater St. Louis area. The JOURNALS serve an area which has a population of approximately 2.4 million and had population growth of approximately 5% from 1980 to 1997. This area has an average household income of $60,583. According to EDITOR & PUBLISHER magazine, St. Louis is the 17th largest metropolitan area in the United States. The JOURNALS have received national recognition and have been studied by domestic and foreign publishers as a model of successful neighborhood newspapers. Due to St. Louis' characterization as a city of neighborhoods (92 municipalities comprise St. Louis County alone), the Company believes the JOURNALS offer local retailers a cost-effective way to reach targeted demographic groups, which enables the JOURNALS to compete effectively with the major metropolitan daily and other weekly newspapers in the area. The Company believes that the area's largest radio station competes primarily for major accounts rather than small advertisers and, thus, is not a significant direct competitor. The Company believes that the JOURNALS' targeted, highly localized approach places the JOURNALS in a strong competitive position. LADUE NEWS serves the affluent suburbs west of St. Louis, an area with an average household income of $123,636, 123% above the national average. This area has a population of approximately 176,372 and had population growth of approximately 28% from 1980 to 1997. THE TELEGRAPH serves a community located in southeast Illinois, within the greater St. Louis area and which is connected to St. Louis by the Clark Bridge. THE TELEGRAPH serves an area which has a population of 119,256 and had a decline in population of approximately 1% since 1980. This area has an average household income of $44,035.

      Suburban and community non-daily newspapers, such as the JOURNALS, have several advantages over national and major metropolitan daily newspapers, including an intrinsically lower cost structure, the ability to publish only on, what are for dailies, the most profitable days (i.e. one midweek day and one weekend day) and the ability to avoid expensive wire services and syndicated feature material. Moreover, suburban and community non-daily newspapers provide an alternative outlet for local merchants and advertisers to advertise in their own local areas at costs lower than those of national and major metropolitan newspapers. Thus, the JOURNALS have a broader advertiser base and do not rely on major accounts for advertising revenue to the same degree as national and major metropolitan daily newspapers.

      CENTRAL NEW ENGLAND. The Company owns four daily and 10 non-daily publications in the central New England area. The Company's publications in this cluster include THE HERALD NEWS (Fall River, MA), the TAUNTON DAILY GAZETTE (Taunton, MA), THE CALL (Woonsocket, RI), THE TIMES (Pawtucket, RI) and a group of weekly newspapers serving the Narragansett, Rhode Island area. The four daily newspapers have aggregate daily circulation of approximately 75,000 and aggregate Sunday circulation of approximately 60,000. The non-daily publications in this cluster have total distribution of approximately 132,000.

      The following table sets forth information regarding the Company's publications in central New England.


                            YEAR         YEAR                       DAILY           SUNDAY          NON-DAILY
  PUBLICATION           ORIGINATED(1)  ACQUIRED   LOCATION       CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)

THE HERALD NEWS........    1872          1985     Fall River, MA     27,168          29,148
TAUNTON DAILY GAZETTE..    1848          1996     Taunton, MA        14,536          13,703
THE CALL...............    1892          1984     Woonsocket, RI     17,774          17,432
THE TIMES..............    1885          1984     Pawtucket, RI      15,671
Southern Rhode
  Island Newspapers
  6 publications......     1854          1995     Wakefield, RI                                      36,115
TMC (4 publications)...                                                                              95,989
                                                                     ------          ------         -------
TOTALS.................                                              75,149          60,283         132,104
                                                                     ======          ======         =======


(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1998, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid and free distribution. Paid and free non-daily distribution for Southern Rhode Island Newspapers (except THE WESTERLY SHOPPER) reflects the June 30, 1997 CAC Audit report. The other non-daily distribution figures reflect average distribution for December 1998.

      THE HERALD NEWS and the TAUNTON DAILY GAZETTE are situated 14 miles apart. Each is approximately 50 miles south of Boston, Massachusetts and 20 miles east of Providence, Rhode Island. The region's largest shopping mall, located in Taunton, contains one million square feet of retail space and approximately 150 stores. THE HERALD NEWS serves an area which has a population of 159,776, and had a decline in population of approximately 1% since 1980. This area has an average household income of $45,290. The TAUNTON DAILY GAZETTE serves an area which has a population of 124,752 and had population growth of approximately 20% from 1980 to 1997. This area has an average household income of $52,719. THE CALL serves an area which has a population of 174,186 and had population growth of approximately 10% from 1980 to 1997. This area has an average household income of $56,687. THE TIMES serves an area which has a population of 184,356 and had population growth of approximately 4% from 1980 to 1997. This area has an average household income of $50,069. Southern Rhode Island Newspapers serve an area which has a population of 152,199 and had population growth of approximately 24% from 1980 to 1997. This area has an average household income of $69,747, which is 26% above the national average. No local television stations exist in the communities which the central New England newspapers serve. Further, the Company believes that its central New England properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The central New England newspapers benefit from advertising cross-selling; moreover, the Company's Massachusetts and Rhode Island newspapers benefit from significant production and editorial synergies. For example, THE TIMES and THE CALL are printed at the same facility, as are the TAUNTON DAILY GAZETTE and THE HERALD NEWS. Additionally, THE TIMES, THE CALL and the group of paid suburban and community non-daily newspapers serving southern Rhode Island all share certain news gathering resources.

      CAPITAL-SARATOGA REGION OF NEW YORK. The Company owns three daily and four non-daily publications in the Capital-Saratoga Region of New York. The Company's publications in this cluster include THE RECORD (Troy), THE SARATOGIAN (Saratoga Springs), the weekly COMMUNITY NEWS, serving Clifton Park, and, acquired as part of the Goodson Acquisition, THE ONEIDA DAILY DISPATCH. The daily newspapers have aggregate daily circulation of approximately 44,000 and aggregate Sunday circulation of approximately 40,000. The non-daily publications in this cluster have total distribution of approximately 63,000.

      The following table sets forth information regarding the Company's publications in the Capital-Saratoga Region of New York:


                            YEAR         YEAR                       DAILY           SUNDAY          NON-DAILY
  PUBLICATION           ORIGINATED(1)  ACQUIRED   LOCATION       CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)

THE RECORD...........      1896          1987     Troy               25,002          26,910
THE SARATOGIAN.......      1855          1998     Saratoga Springs   11,582          13,502
COMMUNITY NEWS.......      1969          1998     Clifton Park                                      26,908
THE ONEIDA DAILY
DISPATCH (4).........      1850          1998     Oneida              7,717
ONEIDA-CHITTENANGO
PENNYSAVERS
 2 publications (4)..      1957          1998     Oneida                                            24,515
TMC (1 publication)..                                                                               12,000
                                                                     ------          ------         ------
TOTALS...............                                                44,301          40,412         63,423
                                                                     ======          ======         ======

(1) or merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) irculation averages for the six months ended September 30, 1998, according to ABC Fas-Fax Report, with the exception of THE ONEIDA DAILY DISPATCH, which reflects the December 1997 Publisher's Statement.

(3) Non-daily distribution is free and reflects average distribution for December 1998.

(4)  Part of the Goodson Acquisition, completed July 15, 1998.

      THE RECORD and THE SARATOGIAN are situated approximately 26 miles apart. THE RECORD serves an area which has a population of 180,117 and had population growth of approximately 4% from 1980 to 1997. This area has an average household income of $48,777. THE SARATOGIAN serves an area which has a population of 201,913 and had population growth of approximately 23% from 1980 to 1997. This area has an average household income of $58,760. THE ONEIDA DAILY DISPATCH serves an area which has a population of 74,372 and had population growth of approximately 5% from 1980 to 1997. This area has an average household income of $47,054. No local television stations exist in the communities which the Capital-Saratoga Region newspapers serve. Further, the Company believes that its Capital-Saratoga Region properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS benefit from significant cross-selling of advertising. These newspapers also benefit from significant production synergies. Directly following the March 9, 1998 acquisition of THE SARATOGIAN and the COMMUNITY NEWS, the newspapers began printing at THE RECORD plant in Troy, taking advantage of that plant's excess capacity and achieving significant cost efficiencies. The three newspapers also share certain news-gathering functions, and the Company believes that additional synergies may be available between them.

      MID-HUDSON REGION OF NEW YORK. The Company owns one daily newspaper and 11 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is THE DAILY FREEMAN in Kingston. The Company's non-daily publications in this cluster are Taconic Press, a group of 10 non-daily newspapers in Dutchess County, New York, acquired September 21, 1998, and THE PUTNAM COUNTY COURIER, serving Putnam County, New York, which the Company acquired as part of its January 1998 acquisition of HVM, LLC. The Mid-Hudson Region cluster has aggregate daily circulation of approximately 22,000, aggregate Sunday circulation of approximately 30,000 and total non-daily distribution of approximately 198,000.

      The following table sets forth information regarding the Company's publications in the Mid-Hudson Region of New York:

                            YEAR         YEAR                       DAILY           SUNDAY          NON-DAILY
  PUBLICATION           ORIGINATED(1)  ACQUIRED   LOCATION       CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)
DAILY FREEMAN.......       1871          1998     Kingston           22,451          29,888
Taconic Press
10 publications.....       1846          1998     Dutchess County                                    193,476
THE PUTNAM
COUNTY COURIER......       1841          1998     Putnam County                                        4,029
                                                                     ------          ------          -------
TOTALS..............                                                 22,451          29,888          197,505
                                                                     ======          ======          =======

(1) For merged properties and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1998, according to ABC Fas-Fax Report.

(3)  Non-daily   distribution  is  both  paid  and  free  and  reflects  average distribution for December 1998.

(4)  Part of the Goodson Acquisition, completed July 15, 1998.

      THE DAILY FREEMAN, Taconic Press and THE PUTNAM COUNTY COURIER serve markets in the Mid-Hudson Region of New York. THE DAILY FREEMAN serves an area which has a population of 265,747 and had population growth of approximately 8% from 1980 to 1997. This area has an average household income of $54,228. Taconic Press newspapers serve an area which has a population of 88,322 and had population growth of approximately 2% from 1980 to 1997. This area has an average household income of $69,442. THE PUTNAM COUNTY COURIER serves an area which has a population of 92,113 and had population growth of approximately 19% from 1980 to 1997. This area has an average household income of $91,234. One independent television station (which serves a regional, rather than a local, audience) exists in the communities which the Mid-Hudson Region newspapers serve. Further, the Company believes that its Mid-Hudson Region properties benefit from fragmented local radio markets. As a result, the Company believes that each of these newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Company believes that the Mid-Hudson Region newspapers benefit from significant cross-selling of advertising, and from significant production synergies. The Company also believes that there will be sharing of news-gathering resources as this new cluster is developed. Certain publications in this cluster also benefit from advertising cross-selling with THE REGISTER CITIZEN (Torrington, CT) and Housatonic Publications (New Milford, CT), which serve Litchfield County, Connecticut.

ADVERTISING

      Substantially all the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable. Local advertising is more stable than national advertising because a community's need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose. Advertising revenues accounted for approximately 73.3% of the Company's total revenues for 1998. The Company's advertising rate structures vary among its publications and are a function of various factors, including results achieved for advertisers, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether classified or display). In 1998, local and regional advertising accounted for the largest share of the Company's advertising revenues (57.3%), followed by classified advertising (38.2%), legal advertising (2.4%) and national advertising (2.1%). The Company's advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including realtors, car dealerships, grocery stores and other local businesses. No advertiser accounted for more than 2% of the Company's total 1998 advertising revenues. The Company's corporate management works with its local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. Local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staff to develop marketing kits, presentations and third-party research studies. A portion of the compensation for the Company's publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables, and sales compensation depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Local Economies."

CIRCULATION

      Substantially all of the Company's circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Circulation accounted for approximately
21.0% of the Company's total revenues in 1998. Approximately 68.3% of 1998 circulation revenues were derived from subscription sales and approximately 31.7% from single copy sales. Single copy sales rates currently range from $.25 to $.50 per daily copy and $.75 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales and that single copy readers tend to be more active consumers of goods and services, as indicated by an NAA study. Single copy sales also tend to generate a higher profit than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. In 1998, the Company had total paid daily circulation of 652,866, paid Sunday circulation of 625,461 and non-daily distribution of approximately 3.7 million, most of which is distributed free of charge. The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls through formal reports which are reviewed weekly in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership, through both subscription and single copy sales. Circulation has generally declined throughout the newspaper industry in recent years, and the Company's newspapers have generally experienced this trend, even as overall operating performance of its newspapers has improved. The Company seeks to maximize the overall operating performance rather than maximizing circulation of its individual newspapers.

OTHER OPERATIONS

      The Company owns and operates four commercial printing facilities: Imprint Printing in North Haven, Connecticut; Midwest Offset in New Philadelphia, Ohio; Nittany Valley Offset in State College, Pennsylvania; and InterPrint in Bristol, Pennsylvania. These operations also print certain of the Company's publications. The commercial printing operations accounted for approximately 5.7% of the Company's 1998 revenues. The Company also owns Integrated Newspaper Systems, Inc., a company which develops application software for the newspaper industry.

EMPLOYEES

      The Company employs approximately 5,500 employees.

RAW MATERIALS

      The basic raw material for newspapers is newsprint. The Company's newsprint consumption (excluding paper consumed in the Company's commercial printing operations) totaled approximately $39.4 million in 1998, which was approximately 9.2% of the Company's newspaper revenues. In 1998, the Company consumed approximately 79,000 metric tons of newsprint, including paper consumed in its commercial printing operations. The Company has no long-term contracts to purchase newsprint. Generally, the Company has in the past and currently purchases all of its newsprint from two suppliers, although in the future the Company may purchase newsprint from other suppliers. The Company believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower per unit newsprint prices. The Company also believes that it purchases newsprint at price levels lower than those which are available to individually owned small metropolitan and suburban daily newspapers and suburban and community non-daily publications and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average cost of newsprint reflected an increase of approximately 13% in 1996, a decrease of approximately 18% in 1997 and an increase of approximately 8% in 1998, in each case compared to the previous year. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Price and Availability of Newsprint."

SEASONALITY

      Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

COMPETITION

      While many of the Company's metropolitan and suburban daily newspapers are the only daily newspapers of general circulation published in their respective communities, they compete within their own geographic areas with other daily newspapers of general circulation published in adjacent or nearby cities and towns. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, on-line services and other forms of communication and advertising media. Since 1995, the Company has been developing on-line publications based on its newspapers and attracts advertising for its on-line publications. The Company has published an on-line version of the NEW HAVEN REGISTER since 1995. In addition, by December 31, 1998, the Company had established an on-line editorial presence and a full on-line classified advertising service for each of its daily newspapers and the majority of its weekly newspaper groups. Competition for newspaper advertising expenditures is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company's non-daily publications, including shoppers and real estate guides, primarily compete with direct mail advertising, shared mail packages and other private advertising delivery services. As with daily newspapers, competition for advertising expenditures for suburban and community non-daily publications is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels. The Company believes that, because of the relative competitive position of its suburban and community non-daily publications in the communities which they serve, such publications generally have been able to compete effectively with other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Newspaper Industry Competition."

ENVIRONMENTAL MATTERS

      As is the case with other newspaper and similar publication companies, the Company is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of wastes at its facilities. To the best of the Company's knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. The Company believes that continued compliance with these laws and regulations will not have a material adverse effect on the Company's financial condition or results of operations. The Company is in the process of monitoring groundwater contamination which has been detected at one of its facilities. The Company believes that the remediation of any such groundwater contamination, if required, will not have a material adverse effect on its financial condition or results of operations. In May 1998, one of the Company's subsidiaries, acquired as part of the Goodson Acquisition, received a notice of potential liability in connection with a landfill superfund site. The Company is fully indemnified for all costs and liabilities arising out of this issue by the seller as part of the Goodson Acquisition purchase agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Environmental Matters."

REGULATION

      Paid circulation newspapers which are delivered by second-class mail are required to obtain permits from, and file an annual statement of ownership and circulation with, the United States Postal Service. There is no significant regulation with respect to acquisition of newspapers, other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if certain threshold requirements under such Act are satisfied.

ITEM 2.  PROPERTIES.

      The Company owns and operates 114 facilities used in the course of producing and publishing its daily and non-daily publications. Approximately 70 of the Company's facilities are leased for terms ranging from one to six years. These leased facilities range in size from approximately 250 to 70,000 square feet. The location and approximate size of the principal physical properties used by the Company at December 31, 1998, as well as the expiration date of the leases relating to such properties which the Company leases are set forth below:

                                APPROXIMATE AREA IN SQUARE FEET         LEASE
                             -------------------------------------    EXPIRATION
         LOCATION            OWNED SQUARE FEET  LEASED SQUARE FEET       DATE
         --------            -----------------  ------------------  ------------
New Haven, CT.............      205,000(1)(3)
New Britain, CT...........       33,977(1)(3)
Bristol, CT...............       40,000(1)(3)
Torrington, CT............       36,120(1)(3)
Middletown, CT............       30,000(1)(3)
North Haven, CT...........       24,000(3)            10,000(3)         12/31/99
Guilford, CT..............       18,400(1)             1,532(1)          5/31/01
Colchester, CT............                             1,900(1)         12/31/99
Westport, CT..............                             3,200(1)         12/31/99
Milford, CT...............       11,745(1)
New Milford, CT...........                             6,840(1)          8/15/03
Willoughby, OH............       80,400(1)(3)
Lorain, OH................       68,770(1)(3)
New Philadelphia, OH......       85,567(1)(3)
Trenton, NJ...............       54,642(1)(3)         18,889(2)         11/30/00
Turnersville, NJ..........       11,032(1)
West Chester, PA..........       34,000(1)(3)
Norristown, PA............       40,000(1)(3)
Phoenixville, PA..........       10,696(1)(3)
Wayne, PA.................       11,980(1)(3)
State College, PA.........       23,365(1)(3)          2,800(4)          8/31/00
Bristol, PA...............                            70,000(1)(5)      12/31/04
Fall River, MA............       57,571(1)(3)
Taunton, MA...............       21,100(1)(3)
Troy, NY..................       50,000(1)(3)
Saratoga, NY..............       11,000(1)
Woonsocket, RI............       49,338(1)(3)
Pawtucket, RI.............       41,096(1)(3)
Wakefield, RI.............       11,750(1)(3)
St. Louis, MO.............       69,415(1)(3)         22,043(1)         12/31/00
Warrenton, MO.............                             1,900(1)          8/31/03
Festus, MO................                             3,500(1)          4/30/00
Woodson Terrace, MO.......                             5,000(1)         02/09/99
St. Charles, MO...........                             4,298(1)         06/30/99
Collinsville, IL..........       14,587(1)
Granite City, IL..........       17,550(1)
Belleville, IL............        8,400(1)
Alton, IL.................       53,000(1)(3)

                                APPROXIMATE AREA IN SQUARE FEET         LEASE
                             -------------------------------------    EXPIRATION
         LOCATION            OWNED SQUARE FEET  LEASED SQUARE FEET       DATE
         --------            -----------------  ------------------  ------------
Oneida, NY................       24,000(1)(3)
Kingston, NY..............       25,800(1)(3)
Ardmore, PA...............       25,250(1)(3)
Media, PA.................                            4,500(1)         4/30/04
Primos, PA................       85,000(1)(3)
Pottstown, PA.............       48,000(1)(3)         7,000(3)         8/31/99
Massillon, OH.............       25,000(1)(3)
Millbrook,  NY............        5,000(1)

-------------------
(1)    Offices
(2)    Corporate headquarters
(3)    Production facility
(4)    Warehouse



      The Company believes that all of its properties are in good condition, are generally well maintained and are adequate for their current operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.     LEGAL PROCEEDINGS.

      The Company is involved in a number of litigation matters which have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance - Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information as of March 23, 1999 with respect to each person who is an executive officer of the Company:

      NAME                                     POSITION
Robert M. Jelenic...................... Chairman, President and Chief
                                          Executive Officer
Jean B. Clifton........................ Executive Vice President, Chief
                                          Financial Officer, Treasurer and
                                          Secretary
Allen J. Mailman....................... Senior Vice President, Technology
William J. Higginson................... Vice President, Production

     ROBERT M. JELENIC is the Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company, and has been a director of the Company and its predecessors for more than the past five years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 23 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the NAA and Chairman of the NAA's Technology Committee. Mr. Jelenic is 48 years old.

     JEAN B. CLIFTON is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, positions she has held since the inception of the Company, and has been a director of the Company and its predecessors for more than the past five years. Prior to joining the Company, Ms. Clifton, a Certified Public Accountant, had been employed by Arthur Young & Co. (a predecessor to Ernst & Young LLP). She has 13 years of senior management experience in the newspaper industry. Ms. Clifton is a graduate of the University of Michigan School of Business Administration. Ms. Clifton is a member of the Postal Affairs Committee and the Employee Benefits Committee of the NAA. Ms. Clifton is 38 years old.

     ALLEN J. MAILMAN is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999 he was Vice President of Technology of the Company. From the Company's inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. He has 24 years of management experience in the newspaper industry, including 14 years with Newhouse Publications. Mr. Mailman received a Bachelor of Arts Degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 52 years old.

     WILLIAM J. HIGGINSON is Vice President of Production of the Company, a position he has held since July 1995. From January 1994 to July 1995, he was Corporate Production Director of the Company and, from 1991 to January 1994, was Production Director of the NEW HAVEN REGISTER. Mr. Higginson has 26 years of experience in the newspaper industry. Mr. Higginson is 43 years old.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.01 per share (the "Common Stock"), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol "JRC." The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:

                                          HIGH           LOW
                                          ----           ---
                                              (Per Share)
         YEAR ENDED DECEMBER 31, 1998

         Fourth Quarter                $16 3/16       $12 1/8
         Third Quarter                  18 7/8         13 3/4
         Second  Quarter                23 7/8         16 5/16
         First Quarter                  21             18

         YEAR ENDED DECEMBER 31, 1997

         Fourth Quarter                 21 1/16        16 1/16
         Third Quarter                  19 11/16       15 5/8
         Second Quarter (commencing
           May 8)                       20 1/2         14

      On March 23, 1999, there were approximately 46 stockholders of record of the Common Stock. The Company believes that it has approximately 1,900 beneficial owners.

      The Company has not paid dividends on the Common Stock and does not currently anticipate paying dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in the Company. In addition, the Credit Agreement (as hereinafter defined) places limitations on the Company's ability to pay dividends or make any other distributions on the Common Stock. See Note 4 of "Notes to Consolidated Financial Statements." Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

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


ITEM 6.     SELECTED FINANCIAL DATA.

      The following selected combined data (except number of newspapers and per share amounts) for (i) the combined balance sheet of the Company as of December 31, 1994 and the related combined statement of income and cash flows for the year then ended have been derived from unaudited financial statements which include audited financial statements of the Company's material subsidiaries, and
(ii) the combined balance sheet of the Company as of December 31, 1995 and the consolidated balance sheets of the Company as of December 31, 1998, 1997 and

1996 and the related consolidated statements of income and cash flows for each of the four years in the period ended December 31, 1998 have been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.



                                                    YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------
                                    1998         1995         1994         1997         1996
                                    ----         ----         ----         ----         ----
                               (IN THOUSANDS, EXCEPT NUMBER OF NEWSPAPERS AND PER SHARE AMOUNTS)

STATEMENT OF INCOME DATA:
Revenues:
   Advertising................. $ 312,908    $ 266,914    $ 256,971    $ 249,534    $ 224,071
   Circulation.................    89,388       80,211       79,776       73,797       65,204
                                ---------    ---------    ---------    ---------    ---------
Newspaper revenues.............   402,296      347,125      336,747      323,331      289,275
Commercial printing and other..    24,484       12,282       14,373       15,626       10,875
                                ---------    ---------    ---------    ---------    ---------
                                  426,780      359,407      351,120      338,957      300,150
Operating expenses:
   Salaries and employee
     benefits..................   139,216      114,302      111,626      110,651      105,607
   Newsprint, ink and printing
     charges...................    53,594       40,452       50,110       48,243       36,481
   Selling, general and
     administrative............    39,047       30,450       30,993       28,678       25,312
   Depreciation and
     amortization..............    23,844       20,480       20,525       19,178       18,605
   Other.......................    52,012       40,783       38,976       38,743       34,187
   Special charge(1)...........        --       31,899           --           --           --
                                ---------    ---------    ---------    ---------    ---------
                                  307,713      278,366      252,230      245,493      220,192
                                ---------    ---------    ---------    ---------    ---------
Operating income...............   119,067       81,041       98,890       93,464       79,958
Net interest and other expense.   (45,321)     (42,288)     (56,472)     (64,028)     (42,049)
                                ---------    ---------    ---------    ---------    ---------

Income before provision for
  income taxes and
   extraordinary items ........    73,746       38,753       42,418       29,436       37,909
Provision for income taxes.....    28,112       15,784       14,309        2,653        4,126
                                ---------    ---------    ---------    ---------    ---------
   Income before extraordinary
     items.....................    45,634       22,969       28,109       26,783       33,783
   Extraordinary items (2).....    (4,495)          --           --           --      (13,100)
                                ---------    ---------    ---------    ---------    ---------
Net income .................... $  41,139    $  22,969    $  28,109    $  26,783    $  20,683
                                =========    =========    =========    =========    =========

Income before extraordinary
  item per common share         $     .94    $     .51    $      --    $      --    $      --
Net income per common share     $     .85    $     .51    $      --    $      --    $      --
Proforma net income per common
  share(3)..................... $      --    $      --    $     .74    $      --    $      --

OTHER DATA:
EBITDA(4) (5).................. $ 146,706    $ 133,420    $ 119,415    $ 112,642    $  98,563
EBITDA Margin(4)...............      34.4%        37.1%        34.0%        33.2%        32.8%
Net income as adjusted, per
  common share(4).............. $     .99
Tangible net income, as
  adjusted(4)(5)............... $  55,537    $  46,042    $  31,905    $  30,931    $  37,325
Tangible net income, as
  adjusted, per common
  share(4)(5).................. $    1.14    $    1.02

Capital expenditures........... $  12,914    $   9,727    $   7,675    $   4,859    $   8,326
Net cash provided by operating
  activities...................    78,905       66,030       60,065       26,778       46,268
Net cash used in investing
  activities...................   352,774       19,447       25,700       50,557       22,614
Net cash provided by (used
in) financing activities.......   274,228      (46,946)     (34,441)      24,384      (33,361)
Number of daily newspapers,
  end of period................        24           18           18           17           16
Number of non-daily
   publications, end of
   period......................       185          141          118          114           68

BALANCE SHEET DATA:
Total current assets........... $  81,878    $  77,833    $  66,035    $  73,456    $  56,959
Property, plant and equipment,
  net..........................    99,978       92,620       91,713       99,036      100,842
Total assets...................   671,869      327,931      305,985      306,434      245,290
Total current liabilities,
  less current maturities of
   long-term debt..............    50,124       39,034       37,720       44,582       33,734
Total debt, including current
  maturities...................   765,000      490,774      654,825      689,256      664,298
Stockholders'/members'           (225,313)    (266,242)    (423,658)    (451,767)    (478,548)
  deficit(6)...................


-----------------
 (1) The special charge of $31.9 million (before benefit for income taxes of $13.0 million) was comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. The management bonus was comprised of 1.1 million shares of Common Stock and a cash portion to satisfy the recipients' tax obligations arising from the management bonus.

(2) Extraordinary items represent gains or losses related to debt extinguishment. In connection with certain refinancings, the Company recognized a loss of $4.5 million (net of tax) in 1998 and a loss of $13.1 million in 1994 on extinguishment of debt.

(3) Proforma net income per common share for 1996 was calculated reflecting the 37,962,500 shares which were issued and outstanding prior to the Company's initial public offering, but subsequent to December 31, 1996.

(4) The 1998 other data excludes the effects of special charges ($3.8 million, before tax benefit, $3.2 million of which was recorded in Selling, general and administrative and approximately $630,000 in Other expenses) related to the cancellation of the Company's convertible debt offering, integration of the Goodson Acquisition, and an increase to certain receivable reserves and an extraordinary item ($4.5 million, net of tax) for the write-off of deferred financing charges relating to the Company's prior credit agreement. The 1997 other data excludes the effect of the special charge of $31.9 million (before benefit for income taxes of $13.0 million) comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. See Note 5 of "Notes to Consolidated Financial Statements."

 (5) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash, special or non-recurring charges. Tangible net income is defined as net income plus after-tax amortization. EBITDA and tangible net income are not intended to represent cash flow from operations and should not be considered as alternatives to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as indicators of the Company's operating performance, as alternatives to cash from operating activities (as determined in accordance with GAAP) or as measures of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA and tangible net income using the same methods; therefore, the EBITDA and tangible net income figures set forth above may not be comparable to EBITDA and tangible net income reported by other companies. Certain covenants contained in the Company's Credit Agreement are based upon EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Tangible net income per share is calculated using the weighted average shares outstanding on a diluted basis.

(6) During 1994, the Company was converted into a limited liability company and in March 1997 the Company was converted into a C corporation. In connection with such conversion, the Company's preferred stock and dividends in arrears thereon were redeemed for approximately $61.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

GENERAL

      The Company's business is publishing newspapers in the United States, where its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

      As of December 31, 1998, the Company owned and operated 24 daily newspapers and 185 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of December 31, 1998, the Company had total paid daily circulation of 652,866, total paid Sunday circulation of 625,461 and total non-daily distribution of approximately 3.7 million.

      The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From 1993 through 1998, the Company successfully completed 13 strategic acquisitions, acquiring 12 daily newspapers, 117 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications. The third is a premium quality sheet-fed printing company.

      The Company believes that its newspapers are generally effective in addressing the needs of local readers and advertisers. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

      REVENUES. In 1998, revenues increased $67.4 million, or 18.8%, to $426.8 million, due to acquisitions. Newspaper revenues increased $55.2 million, or 15.9%, to $402.3 million in 1998, principally due to increased advertising revenue as a result of acquisitions. Circulation revenues increased approximately $9.2 million, or 11.4%, to $89.4 million in 1998. Commercial printing and other represented 5.7% of the Company's revenues in 1998, as compared to 3.4% in 1997 due to the commercial printing operations acquired as part of the InterCounty acquisition in December of 1997.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 32.6% of the Company's revenues in 1998 and 31.8% in 1997. Salaries and employee benefits increased $24.9 million, or 21.8%, in 1998 to $139.2 million, due to acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In 1998, newsprint, ink and printing charges were 12.6% of the Company's revenues, as compared to 11.3% in 1997. Newsprint, ink and printing charges increased $13.1 million, or 32.5%, in 1998 as compared to 1997, primarily as a result of volume increases due to the Company's acquisitions and an approximately 8.0% increase in the price per ton of newsprint in 1998 as compared with 1997.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.1% and 8.5% of the Company's revenues for 1998 and 1997, respectively. Selling, general and administrative expenses for 1998 increased $8.6 million, or 28.2%, to $39.0 million, due to the Company's acquisitions and the special charges incurred during the third quarter of 1998 of $3.2 million (see Note 4 to Selected Financial Data). Excluding the special charges, selling, general and administrative expenses for 1998 increased $5.4 million from the prior-year primarily due to acquisitions and represented 8.4% of the Company's revenues for 1998.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.6% of the Company's revenues in 1998 as compared to 5.7% in 1997. Depreciation and amortization expenses increased $3.4 million, or 16.4%, to $23.8 million in 1998, primarily due to increased amortization resulting from the Company's acquisitions. This increase was partially offset by a decrease in depreciation expense related to certain assets that became fully depreciated during 1998 and in the third and fourth quarters of 1997.

      OTHER EXPENSES. Other expenses accounted for 12.2% of the Company's revenues in 1998 as compared to 11.3% in 1997. Other expenses increased $11.2 million, or 27.5%, to $52.0 million in 1998, primarily due to acquisitions, increased circulation promotion expenses, increased postage expense related to the Company's preprint advertising sales and $630,000 in special charges incurred in the third quarter of 1998 (see Note 4 to Selected Financial Data). Excluding the $630,000 in special charges, other expenses for 1998 increased $10.6 million and represented 12.0% of the Company's revenues for 1998.

      OPERATING INCOME. Operating income increased $38.0 million in 1998 to $119.1 million, including special charges of $3.8 million, from $81.0 million in 1997, which included a special charge of $31.9 million related to the Company's Initial Public Offering ("IPO") in May 1997.

      INTEREST EXPENSE. Interest expense increased $3.2 million, or 7.5%, from 1997 to 1998 as a result of increased borrowing in connection with the Company's acquisitions including the Goodson Acquisition, offset in part by a decrease in average borrowing rates.

      PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 38.1% and 40.7% for the years ended December 31, 1998 and 1997, respectively. The reduction in the effective tax rate is a result of the Company's corporate restructuring implemented January 1, 1998 offset in part by an increase in the rate as a result of the Goodson Acquisition.

      EXTRAORDINARY ITEM. The Company recorded an extraordinary item related to the write-off of deferred financing charges in connection with the Company's prior credit agreement in the amount of $7.3 million ($4.5 million, net of $2.8 million income tax benefit) in the third quarter of 1998.

      NET INCOME. Net income was $41.1 million, or $.85 per share, basic and diluted, for 1998, which reflects $6.8 million (net of $4.3 million of income tax benefit) of special charges and an extraordinary item, as compared to $23.0 million, or $.51 per share, basic and diluted, for 1997, which included a special charge of $18.9 million (net of $13.0 million of income tax benefit) related to the IPO.

      OTHER INFORMATION. EBITDA as adjusted for the special charges noted above in both years, increased $13.3 million, or 10.0%, to $146.7 million from $133.4 million in 1997. Net income in 1998 excluding the special charges and extraordinary item was $48.0 million or $.99 per share.

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

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses accounted for 8.5% of the Company's revenues in 1997, as compared to 8.8% in 1996. Selling, general and administrative expenses decreased by approximately $543,000, or 1.8%, to $30.5 million in 1997. This decrease was due primarily to higher expenses in 1996 related to the Company's Web site development.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was 5.7% of the Company's revenues in 1997 as compared to 5.8% in 1996, and was basically flat in 1997 at $20.5 million as compared to 1996.

      OTHER EXPENSES. Other expenses accounted for 11.3% of the Company's revenues in 1997 as compared to 11.1% in 1996. Other expenses increased $1.8 million, or 4.6% in 1997, primarily due to (i) increased circulation expenses and (ii) an increase in postage expense due primarily to an increase in preprint volume.

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

      PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 40.7% and 33.7% for the years ended December 31, 1997 and 1996, respectively. In 1996, the effective tax rate was lower than the combined federal and state statutory rates primarily due to recognition of tax benefits which had been offset by a valuation allowance in previous years

      NET INCOME. Net income as reported on an historical basis was $23.0 million, or $.51 per share, for the year ended December 31, 1997. See "Other information," below, for net income, as adjusted for the effects of the Company's initial public offering and tax savings related to the Company's January 1, 1998 corporate restructuring.

      OTHER INFORMATION. EBITDA rose $14.0 million, or 11.7%, to $133.4 million in 1997, excluding the 1997 special charge. On the same basis, the Company's EBITDA Margin reached 37.1% for 1997, as compared to 34.0% for the prior year.

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

      CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities increased $12.9 million to $78.9 million in 1998. Net cash provided by operating activities in 1998 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization), of $65.0 million.

      CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities increased $333.3 million to $352.8 million in 1998. The increase in investing activities was primarily due to the Company's investment in the purchase of newspaper properties of $341.3 million. In 1998 the Company's capital expenditures increased by $3.2 million, and proceeds from the sale of property, plant and equipment increased by $301,000 as compared to 1997. The Company has a capital expenditure program (excluding future acquisitions) of approximately $17.0 million in place for 1999, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment, plants and property, vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. It is expected that the 1999 capital expenditure program will be funded from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas has necessitated the construction of a centralized production facility, scheduled to begin in the first quarter of 2000. Costs for this facility are currently estimated to be approximately $35.0 million. The Company expects to fund this construction project with cash flows from operations and borrowings.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $274.2 million in 1998 as compared to net cash used in financing activities of $46.9 million in 1997. The 1998 activity reflects net proceeds of approximately $808.0 million from the issuance of senior secured debt in connection with the Company's new credit facility, $533.8 million which was used to repay outstanding debt.

      On July 15, 1998, the Company entered into a new credit agreement (the "Credit Agreement") with the banks and other financial institutions, signatories thereto and The Chase Manhattan Bank, as administrative agent for the lenders thereunder. The Credit Agreement provides for $500.0 million in term loans and a $400.0 million revolving credit facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the prior senior facilities and to fund the Goodson Acquisition. The term loans mature on March 31, 2006 and September 30, 2006, and the revolving credit facility matures on March 31, 2006.

    The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4% to 1/2% above LIBOR (as defined in the Credit Agreement) or (ii) 1/2% to 0% above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or
(b) 1/2% above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and reduce as such ratio declines.

      The Company generally manages its exposure to interest rate fluctuations for its variable rate debt by entering into interest rate protection agreements. The Company was required under the prior credit agreement and is required under the Credit Agreement to maintain interest rate protection agreements for a certain percentage of its outstanding debt, based upon the Total Leverage Ratio (as defined in the Credit Agreement). Interest rate protection agreements relating to the Company's borrowings at December 31, 1998 included a SWAP agreement with a notional principal amount of $300.0 million which matured on January 29, 1999. As of December 31, 1998, if the SWAP was marked to market, it would result in a net loss of approximately $756,000. In 1998, the Company entered into interest rate protection agreements as required which took effect in January of 1999 when its existing interest rate protection agreement expired, exchanging floating LIBOR rate plus the applicable margin for a fixed LIBOR rate of approximately 5.85% plus the applicable margin on $400.0 million of debt, in the aggregate. The $400.0 million interest rate protection agreements reduce by $75.0 million per year and expire in October 2002. If the new SWAP agreements on December 31, 1998 were marked to market, they would have resulted in an aggregate loss of approximately $7.7 million. If such SWAP agreements were marked to market on March 9, 1999 they would have resulted in an aggregate loss of $3.3 million. For the year ended December 31, 1998, the Company's weighted average effective interest rate on its outstanding debt balance was approximately 7.2%. This takes into account the interest rate protection agreements in effect during that period.

      As of December 31, 1998, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $765.0 million, of which $265.0 million was outstanding under the revolving credit facility. There was $135.0 million of unused and available funds under the revolving credit facility at December 31, 1998.

YEAR 2000

      In 1996, the Company began the initial planning of a comprehensive initiative to address the Year 2000 issue. The Company organized a Year 2000 oversight team led by the Company's senior information technology officer to develop a strategy of evaluation, implementation, testing and contingency planning to address the Company's Year 2000 readiness. The evaluation phase, which began in September 1996, involved performing a complete, company-wide inventory to identify all internal, general purpose and production hardware and software systems, commonly referred to as information technology ("IT")
 systems, that required modification to become Year 2000 compliant. In conjunction with the Company's internal assessment, the Company communicated with key third parties, namely suppliers of production equipment as well as financial institutions to determine their state of Year 2000 readiness, implementation of Year 2000 compliant systems and related contingency plans. The Company has received responses from approximately 70% of such key third parties and is evaluating their impact on the Company. The Company will continue to correspond with critical vendors and modify the Company's contingency plans as necessary.

      In January of 1997, the Company began the implementation phase of replacing or modifying system hardware and software as required. The Company believes the majority of the general business systems will be modified or determined to be Year 2000 compliant. The Company is developing contingency plans to address potential non-compliance both internally and externally.

      In accordance with GAAP, the Company's direct Year 2000 costs, including modifying computer software or converting to new programs, are expensed as incurred. Additionally, a majority of the hardware costs for replacement systems will be capitalized as ordinarily accounted for in the normal course of business. These system replacements represent upgrades consistent with the Company's goal to maintain and improve operational efficiencies. The Company has capitalized approximately $3.0 million related to new hardware and software in connection with its Year 2000 compliance plan as of December 31, 1998 and an additional $6.0 million is expected to be capitalized in 1999.

     Although the Company believes it has taken all of the necessary steps to ensure that the Company will be Year 2000 compliant, there can be no assurances that the Company will be able to complete all of the modifications in the required time frame, that all third parties will be Year 2000 compliant or that unforeseen Year 2000 issues will not arise. The Company expects to complete its Year 2000 compliance project by September 30, 1999. The Company's assessment at this time is that the failure of any of the Company's IT or non-IT systems, or failure by a third party to become Year 2000 compliant would not have a material adverse effect on the Company, although there can be no assurances that a material adverse effect could not result.

 INFLATION

      The Company's results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

RECENT EVENTS

      On July 15, 1998, the Company completed its acquisition of the Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group (including Mark Goodson Enterprises, Ltd.) for approximately $300 million in cash (the "Goodson Acquisition") (See Note 12 of the Company's accompanying Consolidated Financial Statements).

      On January 11, 1999 the Company announced that its Board of Directors authorized a share repurchase program of up to 2 million shares of the Company's common stock. As of March 11, 1999, the Company has repurchased 1,141,800 shares on the open market. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions.

      The decision to repurchase stock depends on price, market conditions and other factors. The Company indicated that there is no minimum number of shares to be purchased under the program.

      Purchases under the program will be financed with the Company's free cash flow or borrowings under the Company's revolving credit facility.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K include forward-looking statements, which may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things, the factors discussed below under "Certain Factors Which May Affect the Company's Future Performance." The following factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING PRONOUNCEMENT

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


INDEBTEDNESS

      The Company has a substantial amount of indebtedness. As of December 31, 1998, the consolidated indebtedness of the Company was approximately $765.0 million, which represents a multiple of 5.2 times the Company's twelve months trailing EBITDA of approximately $146.7 million (excluding the 1998 special charge). As of December 31, 1998, the Company had a net stockholders' deficit of approximately $225.3 million and a total capitalization of $539.7 million, and, thus, the percentage of the Company's indebtedness to total capitalization was 141.7%. The Company may incur additional indebtedness to fund operations, capital expenditures or future acquisitions.

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

ENVIRONMENTAL MATTERS

      The Company's operations are subject to federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of waste at its facilities. To the best of the Company's knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. The Company cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to the Company, may give rise to additional costs which could be material. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could have a material adverse effect on the financial condition or results of operations of the Company. The Company is not aware of any pending legislation by federal, state or local governments relating to environmental matters which, if enacted, would reasonably be expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company is in the process of monitoring groundwater contamination which has been detected at one of its facilities. The Company believes the remediation of any such groundwater contamination, if required, will not have a material adverse effect on its financial condition or results of operations. In May 1998, one of the Company's subsidiaries, acquired as part of the Goodson Acquisition, received a Notice of Potential Liability in connection with a landfill superfund site. The Company is fully indemnified for all costs and liabilities arising out of this issue by the seller as part of the Goodson Acquisition purchase agreement.

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

PRICE AND AVAILABILITY OF NEWSPRINT

      The basic raw material for newspapers is newsprint. The Company's newsprint consumption (excluding paper consumed in the Company's commercial printing operations) totaled approximately $39.4 million in 1998, which was approximately 9.2% of the Company's newspaper revenues. In 1998, the Company consumed approximately 79,000 metric tons of newsprint. The average price per metric ton of newsprint based on East Coast transaction prices in 1998, 1997, and 1996 was $596, $555 and $645, respectively, as reported by the trade publication PULP AND PAPER WEEKLY. The Company has no long-term contracts to purchase newsprint. Generally, the Company purchases all of its newsprint from two suppliers. Historically, the percentage of the Company's newsprint supplied by each of such suppliers has varied. The Company believes that it would not be materially adversely effected if it were no longer able to purchase its newsprint supply from its two current suppliers and that, in such event, other newsprint suppliers would be readily available to the Company. In the future, the Company may purchase newsprint from other suppliers. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition or results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average cost of newsprint consumed increased approximately 8% in 1998, decreased approximately 18% in 1997, and increased approximately 13% in 1996, in each case compared to the previous year. The Company believes that if any price increase or decrease is sustained in the industry, the Company will also be impacted by such increase or decrease. The Company is unable to predict whether, or to what extent, any increase or decrease will be sustained. Significant increases in newsprint costs could have a material adverse effect on the financial condition or results of operations of the Company. The Company has managed the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on certain interest rate spreads applied to LIBOR, the Prime Rate or Federal Funds Rate as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates, the Company, as required by its Credit Agreement, enters into certain interest rate protection agreements, which allows the Company to exchange variable rate interest for fixed rate, maturing at specific intervals. The difference to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. The Company's use of these agreements is limited to hedging activities and not for trading or speculative activity.

     At December 31, 1998, the Company had in effect a SWAP agreement for a notional amount of $300 million. The fair market value of the SWAP at December 31, 1998 had the SWAP been marked to market, would have resulted in a loss of approximately $756,000. In addition, during 1998, the Company entered into SWAP agreements in an aggregate notional amount of $400 million which became effective January 29, 1999. The agreements reduce by $75 million per year and expire on October 29, 2002. At December 31, 1998, had these SWAP agreements been marked to market, they would have resulted in an aggregate loss of approximately $7.7 million. However, if such SWAP agreements were marked to market at March 9, 1999, they would have resulted in an aggregate loss of approximately $3.3 million. Assuming a ten percent increase or reduction in interest rates for the year ended December 31, 1998, the effect on the Company's pre-tax earnings and cash flows would be approximately $2.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        INDEX TO FINANCIAL STATEMENTS


                                                                     PAGE
FINANCIAL STATEMENTS:

Report of Independent Auditors....................................... 29
Consolidated Balance Sheets.......................................... 30
Consolidated Statements of Income.................................... 31
Consolidated Statements of Stockholders'/Members' Deficit............ 32
Consolidated Statements of Cash Flows................................ 33
Notes to Consolidated Financial Statements........................... 34

FINANCIAL STATEMENT SCHEDULE:

Schedule II, Valuation and Qualifying Accounts.......................S-1

      All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Journal Register Company


      We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders'/members' deficit, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company, as of December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP



February 9, 1999
MetroPark, New Jersey

                           JOURNAL REGISTER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               December 31,
                                                           ---------------------
                                                             1998        1997
                                                           ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                                $  8,542    $  8,183
  Accounts receivable, less allowance for doubtful
    accounts of $4,632 in 1998 and $4,055 in 1997            58,244      48,675
  Inventories                                                 8,440       9,865
  Deferred income taxes                                       2,522       6,444
  Other current assets                                        4,130       4,666
                                                           ---------   ---------
Total current assets                                         81,878      77,833

Property, plant and equipment:
  Land                                                        8,810       7,567
  Buildings and improvements                                 65,127      60,685
  Machinery and equipment                                   156,223     148,605
                                                           ---------   ---------
                                                            230,160     216,857
  Less accumulated depreciation                            (130,182)   (124,237)
                                                           ---------   ---------
Property, plant and equipment, net                           99,978      92,620
Intangible and other assets, net of accumulated
  amortization of $28,297 in 1998 and $23,973 in 1997       490,013     157,478
                                                           ---------   ---------
Total assets                                               $671,869    $327,931
                                                           =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                     $     --    $ 57,060
  Accounts payable                                           12,107       9,277
  Income taxes payable                                          829         535
  Accrued interest                                            6,374       5,067
  Deferred subscription revenue                               8,290       6,539
  Accrued salaries and vacation                               5,231       3,838
  Other accrued expenses and current liabilities             17,293      13,778
                                                           ---------   ---------
Total current liabilities                                    50,124      96,094

Senior debt, less current maturities                        765,000     433,714
Deferred income taxes                                        14,029       8,049
Accrued retiree benefits and other liabilities               17,078      20,641
Income taxes payable                                         50,951      35,675

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.01 par value per share, 300,000,000
    shares authorized, 48,437,581 and 48,437,500
    issued and outstanding at December 31, 1998
     and 1997, respectively                                     484         484
  Additional paid-in capital                                358,236     358,234
  Accumulated deficit                                      (583,821)   (624,960)
  Accumulated other comprehensive loss, net of
    tax of $153                                                (212)         --
                                                           ---------   ---------
Net stockholders' deficit                                  (225,313)   (266,242)
                                                           ---------   ---------
Total liabilities and stockholders' deficit                $671,869    $327,931
                                                           =========   =========

                           SEE ACCOMPANYING NOTES.

                           JOURNAL REGISTER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            Year Ended December 31,
                                     ------------------------------------
                                       1998         1997        1996
                                     ----------  -----------  ----------
Revenues:
   Advertising                       $312,908      $266,914     $ 256,971
   Circulation                         89,388        80,211        79,776
                                     --------      --------     ---------
Newspaper revenues                    402,296       347,125       336,747
Commercial printing and other          24,484        12,282        14,373
                                     --------      --------     ---------
                                      426,780       359,407       351,120

Operating expenses:
   Salaries and employee benefits     139,216       114,302       111,626
   Newsprint, ink and printing         53,594        40,452        50,110
   Selling, general and
     administrative                    39,047        30,450        30,993
   Depreciation and amortization       23,844        20,480        20,525
   Other                               52,012        40,783        38,976
   Special charge                          --        31,899            --
                                     --------      --------     ---------
                                      307,713       278,366       252,230
                                     --------      --------     ---------
Operating income                      119,067        81,041        98,890

Other income (expense):
   Interest expense                   (45,465)      (42,282)      (56,410)
   Interest income                         60            46           107
   Other                                   84           (52)         (169)
                                     --------      --------     ---------
Income before provision for income
  taxes and extraordinary item         73,746        38,753        42,418
Provision for income taxes             28,112        15,784        14,309
                                     --------      --------     ---------
Income before extraordinary item       45,634        22,969        28,109
Extraordinary item, net of tax of
  $2,755                                4,495            --            --
                                     --------      --------     ---------
Net income                           $ 41,139      $ 22,969     $  28,109
                                     ========      ========     =========


Net Income per common share (basic
  and diluted):
   Income before extraordinary item  $    .94      $    .51     $      --
   Net income                        $    .85      $    .51     $      --
   Proforma net income (unaudited)   $     --      $     --     $     .74



                           SEE ACCOMPANYING NOTES.

                           JOURNAL REGISTER COMPANY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' DEFICIT
                                (IN THOUSANDS)


                                                                                                 TOTAL
                                                   ADDITIONAL      OTHER                      STOCKHOLDERS'/
                             COMMON   MEMBERSHIP    PAID-IN     COMPREHENSIVE   ACCUMULATED      MEMBERS'
                             STOCK     INTEREST     CAPITAL     INCOME(LOSS)      DEFICIT        DEFICIT

Balance at January 1, 1996   $   --   $   2,104    $  22,167      $    --        $(676,038)    $(451,767)
Net income                                                                          28,109        28,109
                             ------   ---------    ---------      -------        ---------     ---------
Balance at December 31, 1996     --       2,104      222,167           --         (647,929)     (423,658)

Net income                                                                          22,969        22,969
Conversion of
  membership interest           379      (2,104)       1,725           --               --            --
Issuance of common
  stock                         105          --      134,342           --               --       134,447
                             ------   ---------    ---------      -------        ---------     ---------
Balance at December 31, 1997    484          --      358,234           --         (624,960)     (266,242)

Net income                                                                          41,139        41,139

Minimum pension
  liability adjustment,
  net of tax of $153                                                 (212)                          (212)
                                                                                               ---------
  Comprehensive income                                                                            40,927
                                                                                               ---------
Exercise of stock
  options for common stock       --          --            2           --               --             2
                             ------   ---------    ---------      -------        ---------     ---------
Balance at December 31, 1998 $  484   $      --    $ 358,236      $  (212)       $(583,821)    $(225,313)
                             ======   =========    =========      =======        =========     =========



                           SEE ACCOMPANYING NOTES.

                           JOURNAL REGISTER COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                     Year Ended December 31,
                                          -------------------------------------------
                                             1998              1997           1996
                                          ----------        ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                $  41,139         $  22,969     $  28,109
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Provision for losses on accounts
      receivable                              4,464             3,291         3,914
    Depreciation and amortization            23,844            20,480        20,525
    Net gain on disposal of property,
      plant and equipment and other
      assets                                 (1,074)             (464)         (110)
    Extraordinary loss on extinguishment
      of deferred debt costs                  7,250                --            --
    Non-cash portion of special charge           --            15,400            --
    Increase in income taxes payable         15,570             8,526        14,693
    Increase (decrease) in accrued
      interest                                1,307            (2,431)       (2,068)
    Increase (decrease) in deferred
      taxes                                   7,928             4,779        (4,836)
    Increase in accounts receivable          (5,885)           (4,546)       (3,972)
    Decrease (increase) in inventories        2,412            (2,431)       10,476
    Increase (decrease) in accounts
      payable                                 1,427             2,001        (2,664)
    (Decrease) increase  in deferred
      subscription revenue                     (126)              310          (401)
    (Decrease) increase in accrued
      retiree benefits and other
      liabilities                            (6,877)            1,964        (1,227)
    (Increase) decrease in other assets,
      net of increase (decrease) in other
      current liabilities                   (12,474)           (3,818)       (2,374)
                                          ---------         ---------     ---------
Net cash provided by operating activities    78,905            66,030        60,065

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                 (12,914)           (9,727)       (7,675)
Net proceeds from sale of property,
  plant and equipment and other assets        1,487             1,186           237
Purchase of newspaper properties, net of
  cash acquired                            (341,347)          (10,906)      (18,262)
                                          ---------         ---------     ---------
Net cash used in investing activities      (352,774)          (19,447)      (25,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt:
    Senior facilities                       808,000             4,000         7,000
    Accretion on subordinated notes              --             1,205         3,029
Repayments of:
    Senior debt                           ( 533,774)         (136,674)      (44,470)
    Subordinated notes                           --           (34,524)           --
Exercise of stock options for common
  stock                                           2                --            --
Net proceeds from issuance of common
  stock                                          --           119,047            --
                                          ---------         ---------     ---------
Net cash provided by (used in) financing
  activities                                274,228           (46,946)      (34,441)
                                          ---------         ---------     ---------
Increase (decrease) in cash and cash
  equivalents                                   359              (363)          (76)
Cash and cash equivalents, beginning of
  year                                        8,183             8,546         8,622
                                          ---------         ---------     ---------
Cash and cash equivalents, end of year    $   8,542         $   8,183     $   8,546
                                          =========         =========     =========
SUPPLEMENTAL  DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
          Interest                        $  44,158         $  44,713     $  54,244
          Income taxes                        1,719             2,479         4,452

SUPPLEMENTAL DISCLOSURES OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Issuance of additional subordinated
  notes                                   $      --         $   1,205     $   3,029
Issuance of note payable in
  connection with an acquisition                 --             2,884            --
Comprehensive loss - minimum pension
  liability, net of tax                         212                --            --


                           SEE ACCOMPANYING NOTES.

                           JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998


1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include Journal Register Company (the "Company") and all of its wholly owned subsidiaries. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

In March of 1997, certain entities (namely, JRC, LLC, JRNI and INSI) were combined and JRC, LLC was converted into a C corporation, Journal Register Company. Substantially all of the membership interests and equity securities of these entities were owned by affiliates of E.M. Warburg, Pincus & Co., LLC (collectively, "Warburg, Pincus"). Since the companies were under common control, this transaction was accounted for on a basis similar to a pooling of interests. The accompanying financial statements include the accounts and operations of JRC (or its predecessor JRC, LLC), JRNI and INSI for all periods presented.

      Journal Register Company (through its consolidated subsidiaries) primarily publishes daily and non-daily newspapers serving markets in Connecticut, Philadelphia and its surrounding areas, Ohio, the greater St. Louis area, central New England and the Capital-Saratoga and Mid-Hudson, New York regions; and has commercial printing operations in Connecticut, Ohio and Pennsylvania.

      The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding as of December 31, 1998.

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

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      The balance of intangible assets at December 31, 1998 and 1997 was comprised of subscriber lists and excess cost over the value of identifiable net assets of companies acquired. These assets are being amortized over a period of 4 to 40 years and are amortized by the straight-line method.

      In accordance with SFAS No. 121"Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of the long-lived assets is reduced by the difference between the carrying amount and estimated fair value.

      Other assets consist principally of capitalized costs associated with the term loans and the revolver (as defined in Note 4, Long-Term Debt) that are being amortized over the terms of such loans.

      INCOME TAXES

      The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      DEFERRED SUBSCRIPTION REVENUE

      Deferred subscription revenue arises from subscription payments made in advance of newspaper delivery. Revenue is recognized in the period in which it is earned.

      INTEREST-RATE PROTECTION AGREEMENTS

      The Company enters into Interest-Rate Protection Agreements ("IRPAs") to modify the interest characteristics of its outstanding debt. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. Certain of these agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. The fair values of IRPAs are not recognized in the financial statements. Gains and losses on terminations of IRPAs would be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the IRPAs. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the IRPA would be recognized in income coincident with the extinguishment. Any IRPAs that were not designated with outstanding debt or notional amounts (or durations) of IRPAs in excess of the principal amounts (or maturities) of the underlying debt would be recorded as an asset or liability at fair value, with changes in fair value recorded in other income (expense).

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

      EARNINGS PER SHARE

      The Company, in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", discloses earnings per share on a basic and diluted basis. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings per share. The pronouncement had no impact on the proforma earnings per share amount for 1996.

      CONCENTRATION OF RISK

      Certain   employees  of  the  Company's   newspapers  are  employed  under
collective bargaining agreements.

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      SEGMENTS REPORTING

      In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superceded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". The adoption of SFAS 131 did not effect the results of operations or financial position and did not effect the disclosure of segment information.

      The Company is exclusively a newspaper company. The Company publishes 24 daily and 185 non-daily newspapers in the U.S. It maintains operations and local management in the markets that it serves. Revenue is earned from the sale of advertising, circulation and related activities. Newspapers are distributed through local distribution channels consisting of contract carriers and single copy outlets.

      The Company conducts business in one operating segment. The Company determined its operating segment based on individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operational decisions. These individual operations have been aggregated into one segment because the Company believes it helps the users understand the Company's performance. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution systems.

      EFFECT OF NEW PRONOUNCEMENT

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

      RECLASSIFICATIONS

      Certain reclassifications were made to the 1997 financial statements to conform to the 1998 presentation.

3.    INTANGIBLE AND OTHER ASSETS

      Intangible and other assets as of December 31, net of accumulated amortization, are summarized as follows:

                                                        (in thousands)
                                                      1998            1997
                                                  -------------   -------------
Excess of cost over the value of identifiable
  net assets and subscriber lists                      $473,245       $138,370
Prepaid pension cost                                      8,434          7,784
Other                                                     8,334         11,324
                                                  --------------  -------------
                                                       $490,013       $157,478
                                                  ==============  =============

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998


4.    LONG-TERM DEBT


      The Company's long-term debt as of December 31 was comprised of the following:

                                                      (in thousands)
                                                   1998             1997
                                               --------------  ------------

Senior Secured Term Loans                           $500,000      $364,890
Senior Secured Revolving Credit Facility             265,000       123,000
Other debt                                                --         2,884
                                               --------------  ------------
                                                     765,000       490,774
Less current portion                                      --       (57,060)
                                               ==============  ============
                                                    $765,000      $433,714
                                               ==============  ============


        On July 15, 1998, the Company entered into a new credit agreement with a group of lenders led by The Chase Manhattan Bank as administrative agent. The Credit Agreement provides a 7 3/4-year term loan facility ("Term Loan A") in the aggregate amount of $250.0 million, an 8 1/4-year term loan facility ("Term Loan B") in the aggregate amount of $250.0 million and a 7 3/4-year revolving credit facility in the aggregate amount of $400.0 million (the "Revolving Credit Facility"). Proceeds under these loan facilities were used to repay existing debt and to fund the Goodson Acquisition. In May 1997, the Company's prior credit facility ("prior credit facility") was amended to include $398.0 million in senior secured term loans and a $235.0 million senior secured revolving credit facility (the "prior revolver"). The Company had $135.0 million unused and available under the Revolving Credit Facility at December 31, 1998 and $112.0 million unused and available under the prior revolver at December 31, 1997. During 1998 and in conjunction with the new Credit Agreement, the Company borrowed approximately $808.0 million of which $533.8 million was used to repay outstanding debt.

        The Term Loan A Facility matures on March 31, 2006 and is repayable in quarterly installments commencing on June 30, 2000. The Term Loan B Facility matures on September 30, 2006 and is repayable in quarterly installments commencing on June 30, 2000.

          The aggregate annual maturities of long-term debt payable under the term loans are as follows:

                                              (in thousands)

          1999....................................$     --
          2000......................................19,500
          2001......................................30,688
          2002......................................36,937
          2003......................................43,188
          Thereafter...............................369,687

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998

4.    LONG-TERM DEBT (CONTINUED)

      The Revolving Credit Facility is available on a revolving basis until March 31, 2006. Availability will be reduced by consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006, in an aggregate amount for each twelve month period commencing on the date set forth below equal to the amount set forth opposite such date (with reductions during each such period being equal in amount):

                                           PRINCIPAL AMOUNT (IN THOUSANDS)
              June 30, 2002                         $   55,000
              June 30, 2003                             65,000
              June 30, 2004                            100,000
              June 30, 2005                            180,000

    The Credit Agreement also provides for an uncommitted multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500.0 million as permitted by the Agent to be repaid under conditions as defined in the agreement.

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

      The amounts outstanding under the credit facilities bear interest at (i) 1 3/4% to 1/2% above LIBOR or (ii) 1/2% to 0% above the higher of (a) the Prime Rate or (b) 1/2% above the Federal Funds Rate. The interest rate spreads are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and reduce as such ratio declines.

      An annual commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage which varies from 0.375% to 0.250% based on the quarterly calculation of the Total Leverage Ratio. At December 31, 1998, the Company's commitment fee was 0.375%.

      The Credit Agreement also requires the Company, in order to manage interest rate risk, to maintain interest rate protection agreements for a certain percentage of the outstanding debt, based upon the Total Leverage Ratio (as defined in the Credit Agreement). In accordance with this requirement, the Company participates in certain interest rate protection agreements whereby the Company has assumed a fixed rate of interest and a counterparty has assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. Prior to and during 1997, the Company, in connection with the prior credit agreement, also entered into interest rate collar agreements which expired on various dates between April 30, 1998 and June 30, 1998. The interest rate collar agreements had an aggregate notional principal amount of $286.0 million with ceiling interest rates ranging from 7.29% through 7.41% and floor interest rates of 5.48%.

      Interest rate protection agreements relating to the Company's borrowings at December 31, 1998 included a SWAP agreement with a notional principal amount of $300.0 million which matured on January 29, 1999. As of December 31, 1998, if the SWAP was marked to market, it would result in a net loss of approximately $756,000. Upon expiration of the SWAP agreement on January 29,1999, the Company's new SWAP agreements,

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998

4.  LONG-TERM DEBT (CONTINUED)

for an aggregate notional principal amount of $400.0 million, which reduce by $75.0 million per year, became effective. The new SWAP agreements will expire on October 29, 2002. At December 31, 1998, if the new SWAP agreements, although not in effect, were marked to market, they would have resulted in a loss of approximately $7.7 million. The fair value as of December 31, 1998 of the IRPAs were obtained from the Company's bank. The fixed LIBOR rate of such SWAP agreements is approximately 5.85%.

      The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value since the interest rates are variable.

      In 1997, the Company repaid $33.3 million of subordinated notes owed to affiliates of Warburg, Pincus.

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

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998

6.     STOCK INCENTIVE PLAN (CONTINUED)

      Proforma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk-free interest rate of 5.49% and 5.76%, respectively; dividend yield of 0% for both years; volatility factor of the expected market price of the Common Stock of .38 and .31, respectively; and a weighted-average expected life of the option of seven years for both 1998 and 1997.

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

      For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information, had compensation costs for the Company's stock option plans been determined in accordance with FASB No. 123, for the years ended December 31, 1998 and 1997 is as follows:

                                 (in thousands)

                                                              1998      1997
                                                              ----      ----

            Net income attributable to common stockholder:
               As reported                                  $41,139    $22,969
               Proforma                                      39,135     22,259

            Net income per share
               As reported
                  Basic                                     $   .85    $   .51
                  Diluted                                       .85        .51
               Proforma
                  Basic                                         .81        .50
                  Diluted                                       .80        .49

      A summary of the Company's stock option activity and related information for the years ended 1998 and 1997 are as follows:


                                           1998                           1997
                                            WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                   OPTIONS   EXERCISE PRICE      OPTIONS     EXERCISE PRICE

  Outstanding-beginning of year   1,825,189      $17.50                 --           --
    Granted                         925,700      $22.45          1,959,992       $17.50
    Exercised                         5,174      $14.00                 --           --
    Forfeited                       158,548      $17.59            134,803       $17.52
                                  ---------                      ---------
    Outstanding-end of year       2,587,167      $19.27          1,825,189       $17.50
                                  =========                      =========

    Exercisable at end of year      332,973      $17.51                 --           --
    Weighted-average fair
      value of options granted
      during the year                $11.13                          $5.42


                        JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998


6.         STOCK INCENTIVE PLAN (CONTINUED)

      Exercise prices for options outstanding as of December 31, 1998 ranged from $14.00 to $22.50 per share. The weighted-average remaining contractual life of those options is 8.7 years.

7.     EXTRAORDINARY ITEM

      In July 1998, in connection with the Credit Agreement, the Company expensed approximately $7.3 million of deferred financing costs associated with the extinguishment of the Company's prior credit facility, resulting in an extraordinary charge of $4.5 million, net of tax (See Note 4, Long-Term Debt).

8.    EARNINGS PER COMMON SHARE

      The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended December 31, 1998 and 1997.

                                                           1998         1997
                                                        ----------   -----------
Weighted-average shares for basic earnings per share    48,437,521   44,792,774
Effect of diluted securities:
  employee stock options                                   188,935      190,747
                                                        ----------   ----------
Adjusted weighted-average shares for diluted
  earnings per share                                    48,626,456   44,983,521
                                                        ==========   ==========

      Options to purchase 1.7 million shares of common stock at a range of $18.00 to $22.50 were outstanding during 1998 but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

      PROFORMA NET INCOME PER COMMON SHARE (UNAUDITED):

      Proforma net income per common share for 1996 was calculated reflecting the 37,962,500 shares which were issued and outstanding prior to the Offering, but subsequent to December 31, 1996.


9.    PENSION AND POST RETIREMENT PLANS

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

      In 1997, the Company changed the date it uses to measure pension plan assets and liabilities from December 31 to September 30, in order to meet the Company's reporting requirements.

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            DECEMBER 31, 1998

9.    PENSION AND POST RETIREMENT PLANS (CONTINUED)

      The following table sets forth the plans' funded status and the amount recognized in the Company's consolidated balance sheet:

                                                            (in thousands)
                                               PENSION BENEFITS      POST-RETIREMENT BENEFITS
                                               1998         1997          1998        1997
                                            --------      -------       -------     -------
Change in benefit obligation
   Benefit obligation at beginning of year  $ 57,697      $55,130       $ 6,850     $ 7,103
   Service cost                                1,588        1,328            15          13
   Interest cost                               4,516        4,115           500         519
   Actuarial (gain)/loss                       3,377          931           197        (277)
   Benefits paid                              (4,201)      (3,807)         (487)       (508)
   Business combinations                      11,301           --           216          --
                                            --------      -------       -------     -------
   Benefit obligation at end of year        $ 74,278      $57,697       $ 7,291     $ 6,850

Change in plan assets
   Fair value of trust assets at
     beginning of year                      $ 78,365      $69,054       $    --     $    --
   Actual return on plan assets               (2,099)      13,034            --          --
   Employer contributions                        114           84           487         508
   Benefits paid                              (4,201)      (3,807)         (487)       (508)
   Business combinations                      11,777           --            --          --
                                            --------      -------       -------     -------
   Fair value of trust assets at
     end of year                            $ 83,956      $78,365       $    --     $    --

Reconciliation of funded status
   Funded status                            $  9,678      $20,668       $(7,291)    $(6,850)
   Unrecognized net
    Transition (asset)/obligation                240          341            --          --
    Prior service cost                        (3,073)      (3,440)         (622)       (704)
    (Gain)/loss                                2,151      (10,895)         (367)       (581)
   Contributions after measurement date           34           28            --          --
                                            --------      -------       -------     -------
   Net amount recognized                    $  9,030      $ 6,702       $(8,280)    $(8,135)

Amounts recognized in statement of
  financial position
   Prepaid benefit cost                     $  9,466      $ 7,128       $    --     $    --
   (Accrued) benefit cost                     (1,032)        (657)       (8,280)     (8,135)
   Adjustment required to
     recognize minimum liability                 231          231           N/A         N/A
   Accumulated other comprehensive
     loss                                        365           --           N/A         N/A
                                            --------      -------       -------     -------
   Net amount recognized                    $  9,030      $ 6,702       $(8,280)    $(8,135)

Separate disclosures for pension
  plans with accumulated benefit
  obligation in excess of plan
  assets
   Projected benefit obligation at
     end of year                            $  3,811      $ 1,958           N/A          N/A
   Accumulated benefit obligation
     at end of year                         $  3,578      $ 1,898           N/A          N/A
   Fair value of assets at end of
     year                                   $  3,019      $ 1,788           N/A          N/A


                               JOURNAL REGISTER COMPANY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   DECEMBER 31, 1998

      9.    PENSION AND POST RETIREMENT PLANS (CONTINUED)

                                                            (in thousands)
                                               PENSION BENEFITS      POST-RETIREMENT BENEFITS
                                               1998         1997          1998        1997
                                            --------      -------       -------     -------
Components of net periodic benefit cost
   Service cost                             $  1,588      $ 1,328       $    15     $    13
   Interest cost                               4,516        4,115           500         519
   Expected return on plan assets             (7,273)      (6,051)           --          --
   Amortization of net
    Transition obligation                        101          101            --          --
    Prior service cost                          (367)        (367)          (82)        (82)
    (Gain)/loss                                 (297)           1           (17)        (18)
                                            --------      -------       -------     -------
    Net periodic benefit (income) cost      $(1,732)      $  (873)      $   416     $   432

Actuarial assumptions
   Discount rate                               7.00%         7.50%         7.00%       7.50%
   Expected long-term return on
     plan assets                               9.00%         9.00%           N/A        N/A
   Rate of compensation increase               3.00%         3.00%         3.00%       3.00%
   Rate of increase in health
     benefit costs
       Immediate rate                                                      8.00%       9.00%
       Ultimate rate                                                       6.50%       6.50%
       Year ultimate rate reached                                          2000        2000

Effects of a change in the assumed
rate of health benefit costs
   Effect of a 1% increase on
    Total of service cost and
      interest cost                                                         $33         $30
    Post-Retirement benefit obligation                                     $390        $353
   Effect of a 1% decrease on
    Total of service cost and
      interest cost                                                        $(31)        N/A
    Post-Retirement benefit obligation                                    $(350)        N/A


      The Company also has defined contribution plans covering certain employees. Contributions to these plans are based on a percentage of participants' salaries and amounted to approximately $377,000, $325,000, and $417,000 in 1998, 1997 and 1996, respectively.

      The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $110,000, $68,000, and $71,000 in 1998, 1997, and 1996, respectively.

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998

10.   INCOME TAXES

      The provision for income taxes on income before extraordinary item is as follows:

                                                (in thousands)
                                      1998         1997          1996
                                   -----------  ------------  -----------
Current tax expense:
   Federal                         $   16,492   $    8,035    $     9,812
   State                                3,389        2,970          9,333
                                   -----------  ------------  -----------
Total current                          19,881       11,005         19,145
Deferred tax expense (benefit):
   Federal                             10,157        5,027         (4,322)
   State                               (1,926)        (248)          (514)
                                   -----------  ------------  -----------
Total deferred                          8,231        4,779         (4,836)
                                   ===========  ============  ===========
Total provision for taxes          $   28,112   $   15,784    $    14,309
                                   ===========  ============  ===========


      The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:

                                                  (in thousands)
                                         1998        1997         1996
                                      ----------- ------------ -----------
Tax at U.S. statutory rates              $25,811     $13,564      $14,846
State taxes, net of federal effect           951       1,769        5,732
Reduction in valuation allowance              --          --       (6,632)
Other                                      1,350         451          363
                                      =========== ============ ===========
                                         $28,112     $15,784      $14,309
                                      =========== ============ ===========


      The reduction in the valuation allowance in 1996 reflects the recognition of approximately $4.3 million in deferred tax benefits expected to be realized in future years, as well as the reversal of certain temporary differences.

      State net operating loss carryforwards were utilized as follows: $13.5 million in 1998, $700,000 in 1997 and $300,000 in 1996.

      At December 31, 1998, certain subsidiaries had net operating loss carryforwards available ranging from approximately $100,000 to $25.0 million in various state and local jurisdictions. Substantial portions of the related deferred tax assets are offset by valuation allowances. The carryforwards at December 31, 1998 expire in various years through 2013.

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998

10.   INCOME TAXES (CONTINUED)

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                      (in thousands)
                                             1998           1997
                                         -----------------------------
Deferred tax liabilities:
   Property, plant and equipment             $13,966       $   14,333
   Intangibles                                 4,891               --
                                             -------       ----------
Total deferred tax liabilities                18,857           14,333
Deferred tax assets:
   Intangibles                                    --            2,042
   Retiree benefits                               54              793
   Net operating loss carryforwards            3,251            1,915
   Deferred interest expense                      --            4,121
   Other                                       5,127            5,649
                                             -------       ----------
Total deferred tax assets                      8,432           14,520
Valuation allowance                            1,082            1,792
                                             -------       ----------
Net deferred tax assets                        7,350           12,728
                                             -------       ----------
Net deferred tax liabilities                 $11,507       $    1,605
                                             =======       ==========

      As part of the acquisition of the Goodson properties, the Company recorded net deferred tax liabilities of approximately $2.0 million.

      The Company's valuation allowances for deferred tax assets decreased by approximately $700,000 and $600,000 in 1998 and 1997, respectively.

      The Company's federal income tax returns, which consisted, prior to the Offering, of three separate consolidated groups and two individual entities, have not been examined by the Internal Revenue Service. Effective with the Offering that occurred in May of 1997, the Company files its federal income tax return as one consolidated group.

11.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space and equipment under noncancellable operating leases. These leases contain several renewal options for periods up to five years. The Company's future minimum lease payments under operating leases at December 31, 1998 are as follows:

                                               (in thousands)


      1999..........................................$2,416
      2000..........................................$1,952
      2001..........................................$  902
      2002..........................................$  532
      2003..........................................$  476
      Thereafter....................................$  368

      Total rent expense was $3.1 million, $2.0 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                              JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998

11.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The Company is involved in certain litigation matters which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings should not have a material adverse impact on the Company's financial position or results of operations.

12.   ACQUISITIONS

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

      On July 15, 1998, the Company completed its acquisition of the Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group (including Mark Goodson Enterprises, Ltd.) for approximately $300 million in cash (the "Goodson Acquisition"). The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost, on a preliminary basis, was allocated to the tangible assets and liabilities acquired based upon their estimated fair market value on the effective date of the acquisition of approximately $17.1 million and $7.9 million, respectively. Intangible assets of approximately $300 million were recorded for the subscriber lists and excess of the purchase price over the value of identifiable net assets and are being amortized in accordance with the Company's policy.

      The following table presents the unaudited proforma results of operations of the Company as though the Goodson Acquisition occurred on January 1, 1997.

                                                          (in thousands)

                                                        1998            1997
                                                        ----            ----
      Net Revenues                                 $    464,330     $   428,416
      Income before extraordinary item                   40,413          12,024
      Net Income                                         35,918          12,024

      Net income per share (basic and diluted):
      Income before extraordinary item             $        .83     $       .27
      Net income                                   $        .74     $       .27

      The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented and are not intended to be a projection of future results.

      On September 21, 1998, the Company completed its acquisition of Taconic Media, Dutchess County, NY. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost, on a preliminary basis, was allocated to the assets and liabilities based on the relative estimated fair values on the effective date of the acquisition.

      Intangible assets of $344.0 million related to the aforementioned 1998 acquisitions were recorded and are being amortized according to the Company's policy. The results of the acquired companies have been included in the consolidated financial statements since the acquisition date.

      On December 22, 1997, the Company acquired for approximately $12.8 million
certain  assets  and  liabilities  of  the  InterCounty   Newspaper  Group.  The
InterCounty Newspaper Group includes 17 weekly

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998

12.    ACQUISITIONS (CONTINUED)

newspapers in suburban Philadelphia and central and southern New Jersey with total weekly distribution of approximately 100,000. The Company applied the purchase method of accounting for this transaction.

      Accordingly, the total acquisition cost was allocated to the tangible assets and liabilities, respectively, of InterCounty Newspaper Group based on their relative estimated fair values on the effective date of the acquisition of approximately $6.2 million and $1.8 million, respectively.

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

      On December 13, 1996, the Company acquired for approximately $18.0 million certain assets and liabilities of a daily newspaper, published in Taunton, Massachusetts. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost was allocated to the tangible assets and liabilities of the TAUNTON DAILY GAZETTE based on their relative estimated fair values on the effective date of the acquisition of $1.8 million and $500,000, respectively. Intangible assets of approximately $17.0 million were recorded for the subscriber list and excess of the purchase price over the value of identifiable net assets and are being amortized according to the Company's policy.

13.   MEMBERSHIP INTERESTS

      Membership interests at December 31, 1996 are summarized as follows:

                                                   Membership Interests                          Additional
                                      Par    ---------------------------------   Membership       Paid-in
                                     Value   Authorized  Issued    Outstanding    Interest        Capital
                                    -------------------------------------------------------------------------
  Journal Register Company, LLC:
    Class A Membership Interest     $ 1.00   1,000,000  1,000,000  1,000,000    $ 1,000,000
    Class B Membership Interest     $ 1.00   1,000,000  1,000,000  1,000,000      1,000,000
    Additional paid-in capital                                                           --      $216,982,319
                                                                                -----------    --------------
                                                                                  2,000,000       216,982,319
  INS Holdings, Inc.:
    Common stock voting             $  .10       2,000      2,000      2,000            200
    Common stock non-voting         $  .10   1,000,000  1,000,000  1,000,000        100,000
    Preferred Stock, Class A        $ 1.00       4,000      4,000      4,000          4,000
    Additional paid-in capital                                                           --         5,185,016
                                                                                               --------------
                                                                                    104,200         5,185,016
                                                                                -----------    --------------
                                                                                $ 2,104,200      $222,167,335
                                                                                ===========    ==============

      On March 11, 1997, membership interests in JRC, LLC and the capital stock of INSI Holdings, Inc. were converted to 37,962,500 shares of Common Stock (see
Note 1).

                           JOURNAL REGISTER COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1998

14.   SUBSEQUENT EVENTS (UNAUDITED)

      On January 11, 1999, the Company announced that its Board of Directors authorized a share repurchase program of up to 2 million shares of the Company's common stock. As of March 11, 1999, the Company has purchased 1,141,800 shares on the open market. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions.

      The decision to repurchase stock depends on price, market conditions and other factors. There is no minimum number of shares to be purchased under the program. Purchases under the program will be financed with the Company's free cash flow or borrowings under the Company's revolving credit facility.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for years ended December 31, 1998 and 1997:


                                                Mar. 31       June 30        Sept. 30       Dec. 31
                                              -----------   ------------   ------------  ------------
                                                      (In thousands, except per share data)

1998
----
Revenues                                        $ 89,661      $101,881      $114,046      $121,192
Operating income                                $ 22,302      $ 31,739      $ 27,807      $ 37,219
Net income                                      $  8,563      $ 14,606      $  3,615      $ 14,355

Net income per common share:
     (basic and diluted)
     Income before extraordinary item(1)        $   0.18      $   0.30      $    .17      $    .30
     Net income                                 $   0.18      $   0.30      $    .07      $    .30


1997
----
Revenues                                        $ 83,040      $ 92,651      $ 89,493      $ 94,223
Operating income (loss)                         $ 22,644      $   (566)     $ 27,438      $ 31,525
Net income (loss)                               $  5,724      $ (7,267)     $ 10,968      $ 13,544

Net income (loss) per common share:
     (basic and diluted)                        $     --      $  (0.16)     $   0.23      $   0.28
Proforma net income per common share(2)         $   0.15            --            --            --




(1) Extraordinary item recorded in the third quarter of 1998 was related to the extinguishment of debt.

(2)   Proforma  net income per  common  share for the first  quarter of 1997 was
      calculated   reflecting  the  37,962,500  shares  which  were  issued  and outstanding prior to the Offering.

                           JOURNAL REGISTER COMPANY
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT                        CHARGES TO                        BALANCE AT
                                              BEGINNING OF                       COSTS AND                           END OF
             DESCRIPTION                         PERIOD        ADJUSTMENTS(1)     EXPENSES       DEDUCTIONS(2)       PERIOD
             -----------                      ------------     --------------    -----------     -------------     ----------
                                                                       (in thousands)
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts                  $ 4,055          $1,092           $4,464           $4,979           $4,632
Valuation allowance for deferred tax assets      $ 1,792              --               --           $  710           $1,082

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts                  $ 4,173          $  847           $3,291           $4,256           $4,055
Valuation allowance for deferred tax assets      $ 2,350              --               --           $  558           $1,792

YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts                  $ 2,874              --           $3,914           $2,615           $4,173
Valuation allowance for deferred tax assets      $10,034              --               --           $7,684           $2,350



----------------------------

(1)   Allowance  for  doubtful  accounts additions  related   to  1998 and  1997
      acquisitions.

(2) Write-off of uncollectable accounts to the allowance for doubtful accounts and reduction of the valuation allowance for deferred tax assets.

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
            FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Registrant."

      The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information appearing under the caption "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information appearing under the caption "Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

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

(B)   REPORTS ON FORM 8-K.

      No Reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

(C)   INDEX TO EXHIBITS.

      The following is a list of all Exhibits filed as part of this Report:

  EXHIBIT NO.                             DESCRIPTION

    *2.1        Master Agreement, dated as of May 17, 1998, by and among each of the  persons  listed on Annex A and Annex B thereto,  Richard G.
                Schneidman, as Designated Stockholder, and the Company (filed as
                Exhibit  99.2 to the  Company's  Current  Report on Form  8-K/A,
                dated June 30, 1998).
    *3(i)       Amended and  Restated  Certificate  of  Incorporation  (filed as
                Exhibit 3(i) to Journal Register Company's Form 10-Q/A Amendment
                No. 1 for the fiscal quarter ended June 30, 1997 (the "June 1997
                Form 10-Q")).
    *3(ii)      Amended and Restated By-laws (filed as Exhibit 3(ii) to the
                June 1997 Form 10-Q).
    *4.1        Company Common Stock Certificate (filed as Exhibit 4.1 to
                Journal Register Company's Registration Statement on Form S-1,
                Registration No. 333-23425 (the "Form S-1")).
   *10.1        1997 Stock Incentive Plan (filed as Exhibit 10.2 to the June
                1997 Form 10-Q).+
   *10.2        Management Bonus Plan (filed as Exhibit 10.3 to the June 1997
                Form 10-Q).+
   *10.3        Supplemental 401(k) Plan (filed as Exhibit 10.4 to the Form
                S-1).+
   *10.4        Voting Agreement by and among Journal Register Company,
                Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital
                Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as
                Exhibit 10.5 to the June 1997 Form 10-Q).
   *10.5        Registration Rights Agreement by and among Journal Register
                Company, Warburg, Pincus Capital Company, L.P., Warburg,
                Pincus Capital Partners, L.P. and Warburg, Pincus Investors,
                L.P. (filed as Exhibit 10.6 to the June 1997 Form 10-Q).
   *10.6        Credit  Agreement among Journal  Register  Company,  each of the banks  and  other  financial  institutions  that is a  signatory thereto or which,  pursuant  to Section  2.01 (c) or Section (b)
                thereto,  becomes a "Lender"  thereunder and the Chase Manhattan
                Bank, as administrative  agent for the lenders (filed as Exhibit
                10.7 to the September 30, 1998 Form 10-Q).
  **21.1        Subsidiaries of Journal Register Company.
  **23.1        Consent of Ernst & Young LLP.
  **24          Power of Attorney (appears on signature page).
  **27.1        Financial Data Schedule.

-------------
  +   Management contract or compensatory plan or arrangement.
  *   Incorporated by reference.
  **    Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 29th day of March, 1999.

                                    JOURNAL REGISTER COMPANY


                                    By: /S/ ROBERT M. JELENIC
                                        ----------------------------------------
                                        Chairman, President  and Chief Executive
                                        Officer


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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1999.


               SIGNATURE                               TITLE(S)

    /S/ ROBERT M. JELENIC               Chairman, President, Chief Executive
-------------------------------         Officer and Director (Principal
        Robert M. Jelenic               Executive Officer)

     /S/ JEAN B. CLIFTON                Executive Vice President, Chief
-------------------------------         Financial Officer (Principal Financial
         Jean B. Clifton                and Accounting Officer), Treasurer and
                                        Secretary

    /S/ JOHN L. VOGELSTEIN              Director
-------------------------------
        John L. Vogelstein


     /S/ DOUGLAS M. KARP                Director
-------------------------------
         Douglas M. Karp


     /S/ SIDNEY LAPIDUS                 Director
-------------------------------
         Sidney Lapidus


    /S/ JOHN R. PURCELL                 Director
-------------------------------
        John R. Purcell


   /S/ JOSEPH A. LAWRENCE               Director
-------------------------------
       Joseph A. Lawrence

                                 EXHIBIT INDEX

  EXHIBIT NO.                             DESCRIPTION

    *2.1        Master Agreement, dated as of May 17, 1998, by and among each of the  persons  listed on Annex A and Annex B thereto,  Richard G.
                Schneidman, as Designated Stockholder, and the Company (filed as
                Exhibit  99.2 to the  Company's  Current  Report on Form  8-K/A,
                dated June 30, 1998).
    *3(i)       Amended and  Restated  Certificate  of  Incorporation  (filed as
                Exhibit 3(i) to Journal Register Company's Form 10-Q/A Amendment
                No. 1 for the fiscal quarter ended June 30, 1997 (the "June 1997
                Form 10-Q")).
    *3(ii)      Amended and Restated By-laws (filed as Exhibit 3(ii) to the
                June 1997 Form 10-Q).
    *4.1        Company Common Stock Certificate (filed as Exhibit 4.1 to
                Journal Register Company's Registration Statement on Form S-1,
                Registration No. 333-23425 (the "Form S-1")).
   *10.1        1997 Stock Incentive Plan (filed as Exhibit 10.2 to the June
                1997 Form 10-Q).+
   *10.2        Management Bonus Plan (filed as Exhibit 10.3 to the June 1997
                Form 10-Q).+
   *10.3        Supplemental 401(k) Plan (filed as Exhibit 10.4 to the Form
                S-1).+
   *10.4        Voting Agreement by and among Journal Register Company,
                Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital
                Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as
                Exhibit 10.5 to the June 1997 Form 10-Q).
   *10.5        Registration Rights Agreement by and among Journal Register
                Company, Warburg, Pincus Capital Company, L.P., Warburg,
                Pincus Capital Partners, L.P. and Warburg, Pincus Investors,
                L.P. (filed as Exhibit 10.6 to the June 1997 Form 10-Q).
   *10.6        Credit  Agreement among Journal  Register  Company,  each of the banks  and  other  financial  institutions  that is a  signatory thereto or which,  pursuant  to Section  2.01 (c) or Section (b)
                thereto,  becomes a "Lender"  thereunder and the Chase Manhattan
                Bank, as administrative  agent for the lenders (filed as Exhibit
                10.7 to the September 30, 1998 Form 10-Q).
  **21.1        Subsidiaries of Journal Register Company.
  **23.1        Consent of Ernst & Young LLP.
  **24          Power of Attorney (appears on signature page).
  **27.1        Financial Data Schedule.

-------------
  +   Management contract or compensatory plan or arrangement.
  *   Incorporated by reference.
  **  Filed herewith.