Form 10-Q
period 1999-03-31
JOURNAL REGISTER CO
filed 1999-05-14
CIK 1035815

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

                  For the quarterly period ended March 31, 1999

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share - 46,534,081 outstanding (exclusive of treasury shares) as of May 13, 1999.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q



PART I.             FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

         Item 1.    Financial Statements:

                    Condensed Consolidated Balance Sheets at March 31,
                    1999 (Unaudited) and December 31, 1998...................  1

                    Condensed Consolidated Statements of Income for the
                    three months ended March 31, 1999 and 1998 (Unaudited)...  2

                    Condensed Consolidated Statements of Cash Flows for
                    the three months ended March 31, 1999 and 1998
                    (Unaudited)..............................................  3

                    Notes to Unaudited Condensed Consolidated
                    Financial Statements.....................................  4

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................  6

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk.............................................. 10

PART II.       OTHER INFORMATION

         Item 1.    Legal Proceedings........................................ 11

         Item 2.    Changes in Securities and Use of Proceeds................ 11

         Item 3.    Defaults Upon Senior Securities.......................... 11

         Item 4.    Submission of Matters to a Vote of Security Holders...... 11

         Item 5.    Other Information........................................ 11

         Item 6.    Exhibits and Reports on Form 8-K......................... 11

         Signature  ......................................................... 12


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  March 31,      December 31,
                                                     1999            1998
                                                 -------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                       $    9,219     $     8,542
  Accounts receivable, less allowance for
    doubtful accounts of $5,473 in
    1999 and $4,632 in 1998                           55,738          58,244
  Inventories                                          8,277           8,440
  Deferred income taxes                                2,684           2,522
  Other current assets                                 4,282           4,130
                                                 -------------   --------------
Total current assets                                  80,200          81,878


Property, plant and equipment:                       231,962         230,160
     Less accumulated depreciation                  (133,316)       (130,182)
                                                 -------------   --------------
                                                      98,646          99,978
Intangible and other assets, net of accumulated
   amortization of $31,970 in 1999
   and $28,297 in 1998                               488,168         490,013
                                                 -------------   --------------
Total assets                                       $ 667,014       $ 671,869
                                                 =============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
  Accounts payable                                 $  11,834       $  12,107
  Income taxes payable                                   942             829
  Accrued interest                                     7,019           6,374
  Other accrued expenses and current liabilities      31,553          30,814
                                                 -------------   --------------
Total current liabilities                             51,348          50,124

Senior debt, less current maturities                 762,425         765,000
Deferred income taxes                                 14,870          14,029
Accrued retiree benefits and other liabilities        15,560          17,078
Income taxes payable                                  55,072          50,951

Commitments and contingencies

Stockholders' deficit:

Common  stock,  $.01  par  value  per
    share, 300,000,000  shares  authorized,
    48,437,581 issued and outstanding at
    March 31, 1999 and December 31, 1998                 484             484
  Additional paid-in capital                         358,236         358,236
  Accumulated deficit                               (575,881)       (583,821)
                                                 -------------   --------------
  Total                                             (217,161)       (225,101)

Less treasury stock, 1,141,800 shares at cost         (14,888)            ---
Accumulated other comprehensive loss, net of
  tax of $153                                            (212)           (212)
                                                 -------------   --------------
Net stockholders' deficit                            (232,261)       (225,313)
                                                 --------------  --------------
Total liabilities and stockholders' deficit         $ 667,014       $ 671,869
                                                 =============   ==============

                             See accompanying notes.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      Three months ended
                                                          March 31,
                                                    1999              1998
                                              -----------------  ---------------
  Revenues:
     Advertising                                $   79,570       $    63,940
     Circulation                                    24,308            20,134
                                              -----------------  ---------------
  Newspaper revenues                               103,878             84,074
  Commercial printing and other                      6,024              5,587
                                              -----------------  ---------------
                                                   109,902             89,661

  Operating expenses:
     Salaries and employee benefits                 38,997             30,912
     Newsprint, ink and printing charges            12,477             11,896
     Selling, general and administrative            10,349              8,158
     Depreciation and amortization                   7,232              4,939
     Other                                          14,098             11,454
                                              -----------------  ---------------
                                                    83,153             67,359
                                              -----------------  ---------------
  Operating income                                  26,749             22,302

  Interest and other expense                       (13,462)            (8,698)
                                              -----------------  ---------------

  Income before provision for income taxes          13,287             13,604
  Provision for income taxes                         5,347              5,041
                                              -----------------  ---------------
  Net income                                    $    7,940         $    8,563
                                              =================  ===============

  Net Income per common share (basic
    and diluted):                                    $ .17             $  .18

  Weighted average shares outstanding:
    Basic                                           47,725              48,438
    Diluted                                         47,725              48,706



                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                        ----------------------------------------
                                                                            1999                    1998
                                                                        --------------         ---------------

Cash flows from operating activities:
 Net income                                                                    $7,940                 $ 8,563
 Adjustments  to  reconcile  net  income  to
   net  cash  provided  by  operating
   activities:
  Provision for losses on accounts receivable                                     899                     618
  Depreciation and amortization                                                 7,232                   4,939
  other, net                                                                    4,303                   5,173
                                                                        --------------         ---------------
Net cash provided by operating activities                                      20,374                  19,293

Cash flows from investing activities:
Additions to property, plant and equipment                                    (2,238)                 (2,171)
Net proceeds from sale of property, plant
  and equipment and other
  assets                                                                           4                       5
Purchase of newspaper properties                                                  --                 (36,086)
                                                                        --------------         ---------------

Net cash used in investing activities                                         (2,234)                (38,252)

Cash flows from financing activities:
Proceeds from issuance of senior facilities                                       --                   39,000
Repayments of senior debt                                                     (2,575)                 (17,148)
Purchase of treasury shares                                                  (14,888)                       -

                                                                        --------------         ---------------
Net cash (used in) provided by  financing activities                         (17,463)                  21,852
                                                                        --------------         ---------------

Increase  in cash and cash equivalents                                            677                   2,893
Cash and cash equivalents, beginning of period                                  8,542                   8,183
                                                                        --------------         ---------------
Cash and cash equivalents, end of period                                      $ 9,219                 $11,076
                                                                        ==============         ===============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                               $   12,749                 $8,845
    Income taxes                                                                  434                    344

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
         NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Journal Register Company (the "Company") and all of its wholly-owned subsidiaries. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

         The Company (through its consolidated subsidiaries) primarily publishes daily and non-daily newspapers serving markets in Connecticut, Philadelphia and its surrounding areas, Ohio, the greater St. Louis area, central New England and the Capital-Saratoga and Mid-Hudson, New York regions; and has commercial printing operations in Connecticut, Ohio and Pennsylvania.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1999 and December 31, 1998 and the results of its operations and cash flows for the periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the December 31, 1998 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         For the three-month period ended March 31, 1999, there was no dilutive effect from the employee stock options, therefore, the weighted average number of shares outstanding (basic and diluted) was 47,725,341. Options to purchase approximately 2.5 million shares of common stock at a range of $14.00 to $22.50 were outstanding at March 31,1999 but were not included in the computation of the diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

3.       COMMON STOCK

         On January 11, 1999, the Company's Board of Directors authorized a share repurchase program of up to two million shares of the Company's common stock. At March 31, 1999, the Company had repurchased 1,141,800 shares at a total cost of approximately $14.9 million.

         On April 8, 1999, the Company's Board of Directors authorized the repurchase of an additional one million shares of its common stock under its stock repurchase program. Subsequent to March 31, 1999, the Company repurchased an additional 761,700 shares on the open market. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions.

                            JOURNAL REGISTER COMPANY
         NOTES TO UNUAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999



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

         The following table presents the unaudited pro forma results of operations of the Company as though the Goodson Acquisition occurred on January 1, 1998.


                                                       Three months ended
                                                          March 31, 1998
                                                       ------------------
                                                         (in thousands)

         Net Revenues                                     $    105,864
         Net Income                                              5,467

         Net income per share (basic and diluted):          $      .11


         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the period presented and are not intended to be a projection of future results.

5.       COMPREHENSIVE LOSS

         The March 31, 1999 accumulated other comprehensive loss relates to a minimum pension liability adjustment of $212,000 net of tax recorded at December 31, 1998.

6.       SEGMENTS

         In 1998, the Company adopted Financial Accounting Standards Board, No. 131, "Disclosure About Segments of an Enterprise and Related Information." In accordance with FASB 131, the Company concluded that it operates in one reportable segment. The Company determined its operating segment based on individual operations that the chief operating decision maker reviews for purposes of assessing performance and making operational decisions. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution systems.

7.       RECLASSIFICATIONS

         Certain reclassifications were made to the 1998 financial statements to conform with the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's business is publishing newspapers in the United States, where its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

         As of March 31, 1999, the Company owned and operated 24 daily newspapers and 185 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of March 31, 1999, the Company had total paid daily circulation of approximately 653,000 and total non-daily distribution of approximately 3.7 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From 1993 through present, the Company successfully completed 13 strategic acquisitions, acquiring 12 daily newspapers, 117 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications. The third is a premium quality sheet-fed printing company.

         Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Conversely, the fourth quarter (October -December) tends to be the strongest quarter as it includes heavy holiday season advertising.

         The first quarter of 1999 includes the results of the following acquisitions: The Saratogian, Saratoga Springs, New York, acquired March 9, 1998; the Goodson Acquisition, completed July 15, 1998; and Taconic Media, Dutchess County, New York, acquired September 21, 1998.


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. In the three months ended March 31, 1999, revenues increased $20.2 million, or 22.6% to $109.9 million, primarily due to acquisitions. Newspaper revenues in the first quarter increased $19.8 million, or 23.6%, to $103.9 million, principally due to increased advertising revenue as a result of acquisitions. Circulation revenues increased approximately $4.2 million, or 20.7%, to $24.3 million during the three months ended March 31, 1999. Commercial printing and other represented 5.5% of the Company's revenues in the first quarter of 1999, as compared to 6.2% in the first quarter of 1998.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 35.5% of the Company's revenues in the first quarter of 1999 as compared to 34.5% in the first quarter of 1998. Salaries and employee benefits increased $8.1 million, or 26.2%, in the first quarter of 1999 to $39.0 million, primarily due to acquisitions.

         NEWSPRINT, INK AND PRINTING CHARGES. In the first quarter of 1999, newsprint, ink and printing charges were 11.4% of the Company's revenues, as compared to 13.3% in the first quarter of 1998. Newsprint, ink and printing charges in the three months ended March 31, 1999 increased approximately $581,000, or 4.9%, as compared to the prior year period. The increase in the first quarter of 1999 compared to 1998 is a result of the volume increases related to the Company's acquisitions, offset by a decrease in newsprint prices of approximately 3%, as well as savings related to the web width reduction at the New Haven Register.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.4% and 9.1% of the Company's revenues in the first quarters of 1999 and 1998, respectively. Selling, general and administrative expenses for the first quarter of 1999 increased $2.2 million, or 26.9%, to $10.3 million, due to the Company's acquisitions, commissions related to increased sales and additional costs associated with the company's revenue generating activities.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.6% of the Company's revenues in the first quarter of 1999 as compared to 5.5% in the first quarter of 1998. Depreciation and amortization expenses in the first quarter of 1999 increased $2.3 million, or 46.4%, to $7.2 million due to increased amortization resulting from the Company's acquisitions in the third quarter of 1998.

         OTHER EXPENSES. Other expenses accounted for 12.8% of the Company's revenues in the first quarters of both 1999 and 1998. Other expenses increased $2.6 million, or 23.1%, to $14.1 million in the first quarter of 1999, primarily due to acquisitions and increased circulation, promotion and distribution expenses.

         OPERATING INCOME. Operating income increased $4.4 million, or 19.9%, for the first quarter of 1999 as compared to the first quarter of 1998. The increase in operating income as compared to the prior year period is attributable to the growth in the Company's advertising revenue, results of continued cost savings strategies implemented at the Company's operating subsidiaries and the effect of acquisitions during the first three months of 1999.

         INTEREST EXPENSE. Interest expense increased $4.7 million, or 54.1%, in the first quarter of 1999 as compared to the first quarter of 1998, as a result of increased borrowing in connection with the Company's acquisitions including the Goodson Acquisition, offset in part by a decrease in average borrowing rates.

         PROVISION FOR INCOME TAXES. The Company reported an effective tax rate of 40.2% for the first quarter of 1999 as compared to 37.1% for the first quarter of 1998. The increase in the effective tax rate from the first quarter of 1998 is a result of the Company's 1998 acquisitions, primarily the Goodson Acquisition completed in the third quarter of 1998.

         NET INCOME. Net income was $7.9 million, or $.17 per share, basic and diluted, for the first quarter of 1999 as compared to $8.6 million or $.18 per share, basic and diluted, for the first quarter of 1998. The decrease as compared to the first quarter of 1998 is a direct result of the current dilutive effect of increased intangible amortization expense in connection with the Goodson Acquisition.

         OTHER INFORMATION. EBITDA(1)for the first quarter of 1999 was $34.0 million, an increase of $7.0 million from the prior year period. Tangible net income1 increased 11.6% to $10.7 million in the first quarter of 1999 as compared to the first quarter of 1998.


--------
(1)EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash, special or non-recurring charges. Tangible net income is defined as net income plus after-tax amortization. EBITDA and tangible net income are not intended to represent cash flow from operations and should not be considered as alternatives to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as indicators of the Company's operating performance, as alternatives to cash from operating activities (as determined in accordance with GAAP) or as measures of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry.
  Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA and tangible net income using the same methods; therefore, the EBITDA and tangible net income figures set forth above may not be comparable to EBITDA and tangible net income reported by other companies. Certain covenants contained in the Company's credit agreement are based upon EBITDA.

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

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities in the first three months of 1999 increased $1.1 million to $20.4 as compared to the first three months of 1998. Net cash provided by operating activities in 1999 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization), of $15.2 million.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $36.0 million to $2.2 million in the first three months of 1999. In 1999, the Company's capital expenditures increased by $67,000. The Company has a capital expenditure program (excluding future acquisitions) of approximately $17.0 million in place for 1999, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment, plants and property, vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. The Company expects to continue to fund the 1999 capital expenditure program from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas has necessitated the construction of a centralized production facility, scheduled to begin in the first quarter of 2000. Costs for this facility are currently estimated to be approximately $35.0 million. The Company expects to fund this construction project with cash flows from operations and borrowings.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $17.5 million in the first three months of 1999 as compared to net cash provided by financing activities of $21.9 million in the first three months of 1998 as a result of increased borrowings due to the Company's acquisitions. The 1999 activity reflects the use of funds of approximately $14.9 million in connection with the Company's stock repurchase program.

         The amounts outstanding under the Company's credit agreement bear interest at (i) 1 3/4% to 1/2% above LIBOR (as defined in the credit agreement) or (ii) 1/2% to 0% above the higher of (a) the Prime Rate (as defined in the credit agreement) or (b) 1/2% above the Federal Funds Rate (as defined in the credit agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the credit agreement) and reduce as such ratio declines.

         In connection with the requirements of the Company's credit facility, the Company is required to maintain interest rate protection agreements for a certain percentage of its outstanding debt, based upon the Total Leverage Ratio (as defined in the credit agreement). On January 29, 1999, certain SWAP agreements entered into during 1998 became effective. The agreements exchange a floating LIBOR rate plus the applicable margin for a fixed LIBOR rate of approximately 5.85% plus the applicable margin on $400.0 million of debt, in the aggregate. The $400.0 million interest rate protection agreements are specifically attributable to certain LIBOR loans (as defined in the Company's credit agreement), reduce by $75.0 million per year and expire in October 2002.

         As of March 31, 1999, the Company had outstanding indebtedness under the credit facility, due and payable in installments through 2006, of $762.4 million, of which $262.4 million was outstanding under the revolving credit facility. There was $137.6 million of unused and available funds under the revolving credit facility at March 31, 1999.

YEAR 2000

         In 1996, the Company began the initial planning of a comprehensive initiative to address the Year 2000 issue. The Company organized a Year 2000 oversight team led by the Company's senior information technology officer to develop a strategy of evaluation, implementation, testing and contingency planning to address the Company's Year 2000 readiness. The evaluation phase, which began in September 1996 and was completed by December 1996, involved performing a complete, company-wide inventory to identify all internal and external, general purpose and production hardware and software systems, commonly referred to as information technology ("IT") systems, that required modification to become Year 2000 compliant. In conjunction with the Company's internal assessment, the Company communicated with key third parties, namely suppliers of production equipment as well as financial institutions to determine their state of Year 2000 readiness, implementation of Year 2000 compliant systems and related contingency plans. The Company has received responses from approximately 80% of such key third parties and is evaluating the impact on the Company. The Company will continue to correspond with critical vendors and modify the Company's contingency plans as necessary.

         In January of 1997, the Company began the implementation phase of replacing or modifying system hardware and software as required. To date the Company has completed the implementation and testing phase at approximately 65% of its operating properties. The remaining properties are in the process of implementation and are expected to be completed within the Company's target deadline of September 30, 1999. Although no formal plan has been documented the Company is developing contingency plans to address potential non-compliance both internally and externally. The Company expects to have its contingency plans formalized by September 30, 1999.

         In accordance with GAAP, the Company's direct Year 2000 costs, including modifying computer software or converting to new programs, are expensed as incurred. Additionally, a majority of the hardware costs for replacement systems will be capitalized as ordinarily accounted for in the normal course of business. These system replacements represent upgrades consistent with the Company's goal to maintain and improve operational efficiencies. The Company has capitalized approximately $700,000 in the first quarter of 1999 related to new hardware and software in connection with its Year 2000 compliance plan and expects to capitalize an additional $5.3 million during the remainder of the year.

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

RECENT EVENTS

         On April 8, 1999, the Company's Board of Directors authorized the repurchase of an additional one million shares of its common stock under its stock repurchase program. The original repurchase program, authorized on January 11, 1999, allowed for the repurchase of up to two million shares. As of May 10, 1999, the Company had repurchased 1,903,500 shares on the open market. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K include forward-looking statements, which may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) a decline in general economic conditions, (ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgement in pending or future litigation,
(iv) increased competitive pressure from current competitors and future market entrants, (v) sales of substantial amounts of the common stock in the public markets, or the perception that such sales could occur, and (iv) the factors discussed in the Company's Form 10-K for 1998 in "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Performance." The following factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on certain interest rate spreads applied to LIBOR, the Prime Rate or Federal Funds Rate each as defined in the credit agreement. To manage its exposure to fluctuations in interest rates, the Company, as required by its credit agreement, enters into certain interest rate protection agreements, which allows the Company to exchange variable rate interest for fixed rate, maturing at specific intervals. The difference to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. The Company's use of these agreements is limited to hedging activities and not for trading or speculative activity.

         At March 31, 1999, the Company had in effect SWAP agreements for a notional amount of $400 million. The fair market value of the SWAPs at March 31, 1999, had the SWAPs been marked to market, would have resulted in a loss of approximately $4.5 million. Assuming a 10% increase or reduction in interest rates for the three months ended March 31, 1999, the effect on the Company's pre-tax earnings and cash flows would be approximately $644,000.

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

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

                  27.1    Financial Data Schedule

           (b) Reports on Form 8-K

                   None.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         Date: May 13, 1999            JOURNAL REGISTER COMPANY


                                       By:  /s/  Jean B. Clifton
                                          ---------------------------------
                                          Jean B. Clifton
                                          Executive Vice President &
                                          Chief Financial Officer
                                          (signing on behalf of the registrant
                                          and as principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

 27.1                    Financial Data Schedule