Form 10-K405/A
period 1998-12-31
JOURNAL REGISTER CO
filed 1999-06-25
CIK 1035815

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-K/A NO. 1

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 1999 was approximately $170,373,339.

     As of June 15, 1999, 46,534,081 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE.  None.

================================================================================

         The information required by Part III (Items 10, 11, 12 and 13) of the undersigned Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Annual Report"), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was to be incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction G of Form 10-K. However, the definitive Proxy Statement was not filed with the Securities and Exchange Commission (the "Commission") within such time period. Accordingly, the Company hereby amends Items 10, 11, 12 and 13 of the Annual Report to include the information previously to be incorporated by reference. This information, except for Item 12 which has been updated, is identical to the corresponding information contained in the Company's definitive Proxy Statement, which was mailed on March 29, 1999 to stockholders of record as of March 23, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Registrant."

         The following table sets forth the name and age (as of May 18, 1999) of the directors, the class to which each director has been nominated for election or elected, their principal occupations at present, the positions and offices, if any, held by each director with the Company in addition to their position as a director, and the period during which each has served as a director of the Company.

                                                                                                     SERVED AS A
                                                                                                   DIRECTOR OF THE
NAME                                       AGE         PRINCIPAL OCCUPATION-POSITION HELD           COMPANY SINCE
----                                       ---         ----------------------------------          ----------------

CLASS A-2001

Douglas M. Karp.......................      44    Managing Director of E.M. Warburg, Pincus &           1997
                                                  Co., LLC
John R. Purcell.......................      67    Chairman and Chief Executive Officer of               1997
                                                  Grenadier Associates Ltd.

CLASS B-1999

Gary D. Nusbaum.......................      32    Managing Director of E.M. Warburg, Pincus &           1999
                                                  Co., LLC
Jean B. Clifton.......................      38    Executive Vice President, Chief Financial             1997
                                                  Officer and Secretary
Joseph A. Lawrence....................      49    Private Investor                                      1997

CLASS C-2000

John L. Vogelstein....................      64    Vice Chairman and President of E.M. Warburg,          1997
                                                  Pincus & Co., LLC
Robert M. Jelenic.....................      48    Chairman, President and Chief Executive               1997
                                                  Officer


CLASS A DIRECTORS

     DOUGLAS M. KARP has been a director of the Company since March 1997.
Mr. Karp has been a General Partner of Warburg, Pincus & Co. ("WP") and a Member and Managing Director of E.M. Warburg, Pincus & Co., LLC ("EMWP") and its predecessors since 1991. Mr. Karp is a director of Qwest Communications

International, Inc. ("Qwest"); Golden Books Family Entertainment, Inc.; Primus Telecommunications Group, Inc.; TV Filme, Inc.; Paging Network do Brasil, S.A.; and several privately held companies.

     JOHN R. PURCELL has been a director of the Company since June 1997. Mr. Purcell has been Chairman and Chief Executive Officer of Grenadier Associates Ltd., a venture banking firm, since 1989. From 1991 to 1996, Mr. Purcell was also Chairman of Donnelly Marketing, Inc., a data-based direct marketing company. From 1987 to 1990, Mr. Purcell served as Chairman of Mindscape,
Inc., an educational and entertainment computer software company. From 1982 to 1986, Mr. Purcell was Chairman and President of SFN Companies, Inc., a communications company. Prior to 1982, Mr. Purcell was also an Executive Vice President of CBS, Inc. and was a Senior Vice President, Finance and Business Operations of Gannett Co., Inc. Mr. Purcell is a director of Bausch & Lomb, Inc.; Technology Solutions Company and Omnicom Group, Inc.

CLASS B DIRECTORS

     GARY D. NUSBAUM has been a director of the Company since February 1999. Mr. Nusbaum has been a General Partner of WP and a Member and Managing Director of EMWP since January 1997. Mr. Nusbaum was a Vice President of Warburg, Pincus Ventures, LLC from January 1995 to December 1996 and was an Associate at Warburg, Pincus Ventures, LLC from September 1989 to December 1994. Mr. Nusbaum is a director of TV Filme, Inc.; Paging Network do Brasil, S.A.; and several privately held companies.

     JEAN B. CLIFTON has been a director of the Company and its predecessors for more than the past five years. Ms. Clifton is the Executive Vice President, Chief Financial Officer and Secretary of the Company, positions she has held since the Company's inception. Prior to joining the Company, Ms. Clifton, a Certified Public Accountant, had been employed by Arthur Young & Co. (a predecessor to Ernst & Young LLP). Ms. Clifton has 13 years of senior management experience in the newspaper industry. Ms. Clifton is a member of the Board of Trustees of Junior Achievement of Central New Jersey, the Honorary Advisory Board of KidsBridge Children's Cultural Center in Trenton, the Board of Directors of The Fresh Air Fund, and the Postal Affairs and Employee Benefits committees of the Newspaper Association of America.

     JOSEPH A. LAWRENCE has been a director of the Company since August 1997. From June 1998 (the date when Qwest and LCI International, Inc. ("LCI") merged) to February 1998, Mr. Lawrence was Executive Vice President and Chief Administrative Officer of Qwest. Prior to June 1998, Mr. Lawrence was Executive Vice President of LCI. Mr. Lawrence joined LCI in October 1993 as Senior Vice President of Finance and Development and Chief Financial Officer, assuming the role of Executive Vice President and Chief Financial Officer in August 1997. From 1990 to 1993, Mr. Lawrence was Vice President of Finance and Administration for MCI Communications Corporation's Consumer Markets division and from 1985 to 1990 was Senior Vice President of Finance for MCI Communications
Corporation's Mid-Atlantic division.

CLASS C DIRECTORS

     JOHN L. VOGELSTEIN has been a director of the Company and its predecessors for more than the past five years. Mr. Vogelstein is a General Partner of WP and a Member, Vice Chairman and President of EMWP, where he has been employed since 1967. Mr. Vogelstein is a director of ADVO, Inc.; Golden Books Family Entertainment, Inc.; and Mattel, Inc.

     ROBERT M. JELENIC has been a director of the Company and its predecessors for more than the past five years. Mr. Jelenic is the Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company in 1990. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 23 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic is a director of the Newspaper Association of America.

     In connection with the Company's initial public offering of Common Stock in May 1997, certain affiliates of E.M. Warburg, Pincus & Co., LLC (collectively, "Warburg, Pincus") executed a voting agreement pursuant to which it agreed with the Company that, with respect to any matter brought to a stockholder vote, Warburg, Pincus will vote in its own discretion shares representing no more than 50% of the voting power of the Company's shares entitled to vote on the applicable matter. The shares owned by Warburg, Pincus, which represent in excess of such 50%, will be voted in the same proportion as the shares voted by the other stockholders on the applicable matter.

     Pursuant to a registration rights agreement, Warburg, Pincus and certain individuals are entitled to certain registration rights with respect to their respective shares of capital stock of the Company aggregating approximately 36,556,250 shares.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Commission and the New York Stock Exchange. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "Named Executives"), with respect to 1998.


                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                  COMPENSATION(1)          SECURITIES
             NAME AND                                                      UNDERLYING         LTIP            ALL OTHER
        PRINCIPAL POSITION           YEAR    SALARY($)       BONUS($)      OPTIONS (#)    PAYOUTS($)(2)    COMPENSATION(3)
        ------------------           ----    ---------       --------      -----------    -------------    ---------------

Robert M. Jelenic,............       1998     $825,000     $    195,000      320,000      $255,623              $24,750
  Chairman, President and            1997      825,000       10,497,142(4)   645,834       431,137               24,750
    Chief  Executive Officer         1996      800,000          200,000           --       326,667               24,000

Jean B. Clifton,..............       1998      465,000          125,000      160,000       116,124               13,950
  Executive Vice President           1997      445,000        5,268,571(4)   322,916       190,746               13,350
    Chief Financial Officer          1996      425,000          125,000           --       143,850               12,750
    and Secretary

William J. Rush,..............       1998      232,019            5,000       25,000(5)     60,796                2,803
  Vice President of the              1997      275,000        1,189,676(4)    52,474(5)     34,293                3,500
    Company and Publisher            1996      265,000           15,000           --        76,050                3,450
    and Chief Executive
    Officer, New Haven Register

Allen J. Mailman,.............       1998      187,500           12,500       25,000        40,359                5,625
  Senior Vice President of           1997      185,000        1,174,676(4)    56,510        64,091                5,550
    Technology                       1996      180,000            7,500           --        48,250                5,400


William J. Higginson,.........       1998      180,000           12,500       25,000        17,359                5,400
   Vice President of Production      1997      175,000        1,041,184(4)    53,126         8,213                5,175
                                     1996      170,000            7,500           --         4,301                5,100


----------------
(1) All other annual compensation has been omitted because such compensation (which related only to perquisites and personal benefits) did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive.

(2) Prior to the Company's initial public offering of Common Stock in May 1997 (the "Offering"), the Company maintained a bonus plan (the "StarShare Plan"), which commenced in January 1992 and in which key employees were eligible to participate. Each participant received award units (the "StarShare Units") based on target percentages of his or her base salary. Each StarShare Unit represented a proportionate share of an aggregate dollar amount. Such dollar amount was based on certain performance measures related to the Company's compound annual growth in cash flow and revenue and reduction in debt and/or equity redemption over a three-year performance period. In general, StarShare Units granted under the StarShare Plan vest at the end of the third year of the grant. Following the applicable vesting period, the values of the StarShare Units are paid to the participants in three equal annual installments, with interest paid on the second and third payments at the applicable treasury note rate from the first applicable payment date. The Company discontinued making grants under the StarShare Plan prior to completion of the Offering and all future payouts with respect to outstanding grants are payable solely in cash.

(3) These amounts represent the Company's matching contributions under the Company's 401(k) Plan and Supplemental 401(k) Plan.

(4) Includes special management bonuses paid to these Named Executives for past services to the Company and its predecessors (the "Management Bonuses") in the following amounts: Mr. Jelenic, $10,337,142 ($5,685,428 in shares of Common Stock and $4,651,714 in cash); Ms. Clifton, $5,168,571 ($2,842,714 in shares of Common Stock and $2,325,857 in cash); Mr. Rush, $1,174,676 ($646,072 in shares of Common Stock and $528,604 in cash); Mr. Mailman, $1,174,676 ($646,072 in shares of Common Stock and $528,604 in cash); and Mr. Higginson, $1,033,684 ($568,526 in shares of Common Stock and $465,158 in cash).

(5) In connection with his retirement in October 1998, Mr. Rush forfeited all of his unvested options. As of his retirement, Mr. Rush had 10,494 vested options which, in accordance with the Company's 1997 Stock Incentive Plan (as hereinafter defined), may be exercised by Mr. Rush for a period of one year from the date of his retirement.

STOCK OPTION GRANTS

      The following table sets forth information regarding grants of options to purchase shares of Common Stock made by the Company during the fiscal year ended December 31, 1998 to each of the Named Executives. No stock appreciation rights ("SARs") were granted during 1998.


                              OPTION GRANTS IN 1998

                                                                                            POTENTIAL REALIZABLE VALUE
                                NUMBER OF       PERCENT OF                                       AT ASSUMED ANNUAL
                                SECURITIES    TOTAL OPTIONS                                    RATES OF STOCK PRICE
                                UNDERLYING      GRANTED TO      EXERCISE                         APPRECIATION FOR
                                 OPTIONS       EMPLOYEES IN      PRICE       EXPIRATION           OPTION TERM(3)
NAME                           GRANTED (#)       1998(1)      ($/SHARE)(2)      DATE            (5%)           (10%)
----                           -----------       -------      ------------      ----            ----           -----

Robert M. Jelenic..........       320,000(4)        34.6%        $22.50       05/01/08        $4,528,000     $11,475,000
Jean B. Clifton............       160,000(4)        17.3          22.50       05/01/08         2,264,000       5,737,500
William J. Rush............        25,000(5)         2.7          22.50       05/01/08           353,750         896,500
Allen J. Mailman...........        25,000(4)         2.7          22.50       05/01/08           353,750         896,500
William J. Higginson.......        25,000(4)         2.7          22.50       05/01/08           353,750         896,500

-----------------------

(1) The Company granted options to purchase a total of 925,700 shares of Common Stock during 1998.

(2) The exercise price was equal to the fair market value of the shares of Common Stock underlying the options on the grant date.

(3) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the option holder will receive the amounts reflected.

(4) Options vest and become exercisable in five equal annual installments beginning on the first anniversary of the date of grant.

(5) Mr. Rush forfeited these options in connection with his retirement from the Company in October 1998.

YEAR-END OPTION VALUES

         The following table sets forth information regarding the number and year-end value of unexercised options held at December 31, 1998 by each of the Named Executives. The Named Executives exercised no SARs during fiscal 1998.


                       FISCAL 1998 YEAR-END OPTION VALUES


                                                                 NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED                "IN-THE-MONEY"
                                                                   OPTIONS AT FISCAL                OPTIONS AT FISCAL
                                                                     YEAR-END (#)                      YEAR-END ($)
NAME                                                           EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE(1)
----                                                           -------------------------       -------------------------

Robert M. Jelenic.........................................          129,166/836,668                  $64,583/$258,334
Jean B. Clifton...........................................          64,582/418,334                    32,291/129,167
William J. Rush(2)........................................        10,494/0                           5,247/0
Allen J. Mailman..........................................         11,302/70,208                      5,651/22,604
William J. Higginson......................................         10,624/67,502                      5,312/21,251


------------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $15.00 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1998, and the exercise price of the option, multiplied by the applicable number of options.

(2) In connection with his retirement in October 1998, Mr. Rush forfeited all of his unvested options. As of his retirement, Mr. Rush had 10,494 vested options which, in accordance with the Company's 1997 Stock Incentive Plan (as hereinafter defined), may be exercised by Mr. Rush for a period of one year from the date of his retirement.

COMPENSATION PURSUANT TO PLANS

         1997 STOCK INCENTIVE PLAN

         Prior to completion of the Offering, the Board adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). Set forth below is a discussion of the material terms of the 1997 Plan.

         Subject to adjustment as provided in the 1997 Plan, the 1997 Plan authorizes the granting of up to 4,843,750 shares of Common Stock through (i) incentive stock options ("ISOs") and non-qualified stock options ("NQOs") (in each case, with or without related SARs) to acquire Common Stock, (ii) awards of restricted shares of Common Stock ("Restricted Stock"), and (iii) performance units ("Performance Units") (collectively, "Awards") to such directors, officers and other employees of, and consultants to the Company, its subsidiaries and affiliates, as may be designated by the Compensation Committee or such other committee of the Board as the Board may designate. All directors, officers, employees of, and consultants to the Company, its subsidiaries and affiliates who are responsible for or contribute to the management, growth and profitability of the business of the Company, its subsidiaries and affiliates are eligible to receive Awards under the 1997 Plan, provided, that (i) consultants are not eligible to receive grants of ISOs and (ii) directors are eligible to receive only NQOs, as described below, and Restricted Stock. Approximately 200 persons are currently participating in the 1997 Plan. No participant in the 1997 Plan may be granted Awards covering in excess of 700,000 shares of Common Stock in any fiscal year. The aggregate number of shares available for Awards and the per-participant limitation are 4,843,750 and 2,000,000, respectively, subject to adjustment for certain changes in the Company's capitalization, such as stock dividends or stock splits. Each of the Named Executives received a grant of stock options during 1998. For details regarding the 1998 grants made to the Named Executives, see "--Summary Compensation Table" and "--Stock Option Grants."

         The Compensation Committee currently administers the 1997 Plan, approves the eligible participants who will receive Awards, determines the form and terms of the Awards and has the power to fix vesting periods. Subject to certain limitations, the Compensation Committee may from time to time delegate some of its authority under the 1997 Plan.

          Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that publicly traded companies may not deduct compensation paid to the chief executive officer or any of the four most highly compensated other officers ("Covered Employees") to the extent it exceeds $1,000,000 in any one tax year, unless the payments are made based upon the attainment of objective performance goals that are established by a committee of the Board, in accordance with requirements of Section 162(m) of the Code, based upon business criteria and other material terms approved by stockholders. This limitation applies to the Company but did not apply to the Management Bonuses because they were issued prior to the Offering. The 1997 Plan is designed so that options and SARs granted with a fair market value exercise price, and awards of Common Stock designated as "Performance Awards" (as described below), that are made to Covered Employees will be considered performance-based and hence fully deductible. However, the Compensation Committee will have the discretion to grant awards to Covered Employees that will not qualify for the exemption from
Section 162(m). Moreover, in certain cases such as death or disability (as described below), Performance Awards may become payable even though the performance goals are not met, in which event the Performance Awards will not be exempt from Section 162(m) and the Company might lose part or all of its tax deduction.

         Under the terms of the 1997 Plan, the Compensation Committee may from time to time grant options to purchase shares of Common Stock at a price (generally payable in cash and/or shares of Common Stock) determined by the Compensation Committee which in the case of ISOs may not be less than the Fair Market Value (as defined in the 1997 Plan) of the shares of Common Stock, as determined by the mean between the highest and lowest sale prices on the New York Stock Exchange or such other exchange on which the Common Stock is listed on the date the option is granted. Generally, options may not be exercised later than ten years after the date of grant. The Compensation Committee may also grant SARs related to the options granted under the 1997 Plan. A SAR would entitle the holder thereof to receive, upon exercise, the appreciation from the option price to the fair market value of the shares of Common Stock on the date of exercise, such appreciation being payable in cash and/or in shares of Common Stock as determined by the Compensation Committee. Exercise of a SAR cancels the related option to the extent of such exercise, and the shares of Common Stock related thereto are not available for future grants under the 1997 Plan.

         The Compensation Committee determines the times at which an option may be exercised. Except as otherwise determined and as set forth below, an option may only be exercised during employment or generally during the three months following termination of employment for any reason other than death, permanent disability, retirement or cause. Upon termination of employment for cause, an option may no longer be exercised. Stock options generally may be exercised during the period of one year after death if the optionee is still in the employ of the Company or any of its subsidiaries or affiliates at the time of death, to the extent exercisable at the time of termination by death. After termination of an optionee's employment with the Company or any of its subsidiaries or affiliates on account of permanent disability, stock options generally may be exercised during the period of three years after the date of termination to the extent exercisable at the time of termination; provided, that in the event of death prior to expiration of the option term following termination of employment for permanent disability, options generally may be exercised during the period of one year following the date of death, to the extent exercisable at the time of death. After an optionee retires from the Company or any of its subsidiaries or affiliates, the optionee's stock options generally may thereafter be exercised to the extent to which they were exercisable at the time of the optionee's retirement and may be exercised at any time during the one-year period following retirement (or such shorter period as the Compensation Committee determines); provided, that in the event of death prior to the expiration of the option, options generally may be exercised during the period of one year following the date of death.

         The 1997 Plan provides that the Compensation Committee may establish option exercise procedures for purposes of permitting an optionee to defer receipt of compensation beyond the date of the option exercise.

         Under the 1997 Plan, the Compensation Committee may also make awards of Restricted Stock. The Committee may condition the grant or vesting of such awards on the attainment of certain performance goals and/or upon the participant's continued service with the Company or any of its subsidiaries or affiliates. During the period (the "Restricted Period") commencing with the grant of Restricted Stock and ending on attainment of the applicable performance goals or satisfaction of the requisite period of service, the participant is not permitted to sell, transfer, assign or otherwise dispose of the Restricted Stock. The participant generally has the right during the Restricted Period to vote the Restricted Stock and to receive cash dividends paid thereon. However, the Compensation Committee may determine that such cash dividends be deferred and reinvested in additional Restricted Stock and that dividends payable in Common Stock be paid in Restricted Stock. Upon termination of employment prior to the end of the Restricted Period, the Restricted Stock will be forfeited, although the Compensation Committee may waive any remaining restrictions upon termination of employment due to retirement or involuntary termination of employment other than for cause.

         The Compensation Committee may award Performance Units. The Compensation Committee may condition the vesting of such Performance Units on the attainment of specified levels of one or more performance goals described below and/or upon the continued service of the participant. The Performance Units may not be sold, assigned or otherwise transferred during the period (the "Performance Cycle") over which the Performance Units are to be earned. Upon termination of employment prior to the end of the Performance Cycle, the Performance Units will be forfeited, although the Compensation Committee may waive any remaining payment limitations, except as described in the immediately following paragraph, upon termination of employment due to retirement or involuntary termination other than for cause. Subject to the Compensation Committee's approval, a participant may, generally prior to commencement of the Performance Cycle, elect to defer receipt of cash or shares in settlement of the Performance Units. At the end of the Performance Cycle, the Compensation Committee will determine which Performance Units have been earned and will cause to be delivered to the participant a number of shares equal to the number of Performance Units deemed by the Compensation Committee to have been earned or cash equal to the fair market value of such shares.

         The Compensation Committee may designate an award of Restricted Stock or Performance Units to a Covered Employee as a qualified performance-based award ("Performance Award") and condition the vesting of such awards upon the attainment of specified levels of one or more of the following performance goals: earnings per share and/or return on equity. The Compensation Committee does not have the power to waive achievement of such goals, except upon the death or disability of the participant.

         The 1997 Plan provides that the Compensation Committee may establish procedures for the distribution of shares distributable pursuant to Performance Units for purposes of permitting an awardee to defer compensation.

         At the time any Award under the 1997 Plan is granted, the Compensation Committee may grant the participant the right to receive a cash payment in an amount specified by the Compensation Committee, to be paid when the Award results in compensation income to the participant and to help the participant pay the resulting taxes.

         The 1997 Plan also provides that each director of the Company who is not otherwise an employee of the Company or any of its subsidiaries or affiliates and is not an officer, director or employee of EMWP or one of its affiliates will receive, during the term of his or her directorship, an annual grant of NQOs to purchase 10,000 shares of Common Stock on terms and conditions specified by the Compensation Committee.

         The 1997 Plan provides for the use of authorized but unissued shares of Common Stock or treasury shares. To the extent that treasury shares are not used, authorized but unissued shares of Common Stock of the Company have been reserved for issuance upon exercise of options or distribution of Awards granted under the 1997 Plan.

         No Awards may be granted under the 1997 Plan after May 6, 2007, but Awards theretofore granted may extend beyond that date. The 1997 Plan may be amended or discontinued by the Board at any time, but no termination may impair the rights of any holders of options or Awards granted prior thereto without such holder's consent. Subject to certain limitations, the Compensation Committee may amend the terms of any Award retroactively or prospectively, but the 1997 Plan does not permit the Compensation Committee to cause a Performance Award to fail to be exempt from Section 162(m) or impair the rights of any holder without the holder's consent. The Compensation Committee has the power to interpret the 1997 Plan and to make all other determinations necessary or advisable for its administration.

         The Company has filed a registration statement covering the issuance of shares of Common Stock pursuant to the 1997 Plan.

         PENSION PLAN

         Mr. Rush participated in the Journal News, Inc. Retirement Plan (the "JNI Retirement Plan"), which is a noncontributory defined benefit pension plan covering substantially all non-union employees of certain of the Company's subsidiaries. The JNI Retirement Plan provides for normal retirement benefits on the later of the date on which the participant attains age 65 or the fifth anniversary of such participant's becoming a JNI Retirement Plan participant. Annual normal retirement benefits are based on career average pay and generally consists of the sum of the following: (i) for each year after 1993, 1% of the participant's "covered compensation" plus 1.5% of compensation in excess of "covered compensation," (ii) if the participant also participated in the predecessor pension plan, 1.5% of the participant's average annual compensation for 1988-1993, times years of service through October 31, 1993, minus 1.25% of the participant's Social Security benefit, times years of service through October 31, 1993 (up to 40) and (iii) for the period from November 1, 1993 through December 31, 1993, 1% of compensation for such period, up to $3,786, plus 1.5% of the compensation for such period in excess of $3,786. "Covered compensation" is the average of the taxable Social Security wage bases for the 35 years ending in the year of retirement. Mr. Rush retired early, on October 23, 1998, with an annual retirement benefit of $56,458.

COMPENSATION OF DIRECTORS

         Independent directors receive an annual fee of $10,000, a fee of $1,000 for each Board meeting attended in person and a fee of $500 for each Board meeting attended by telephone conference call. All directors are reimbursed for

                             COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

all reasonable expenses incurred in connection with their attendance at Board meetings. Under the Company's 1997 Plan, the Company grants independent directors, during the term of their directorships, NQOs to purchase 10,000 shares of Common Stock annually on terms and conditions specified by the Compensation Committee.

         The current members of the Compensation Committee are Messrs. Karp, Purcell and Lawrence. The Compensation Committee oversees the compensation policies applicable to all employees, including the executive officers; has the responsibility for establishing the specific compensation packages for the Company's Chief Executive Officer and Chief Financial Officer; has the primary responsibility for administering the 1997 Plan; and will administer the Executive Incentive Compensation Plan, if it is approved by stockholders.

EXECUTIVE COMPENSATION POLICY

         The Company's compensation program is designed to achieve four fundamental objectives: (1) to provide competitive salary levels and compensation incentives that attract and retain qualified executives; (2) to motivate executives to achieve specific strategic short-term and long-term objectives of the Company; (3) to recognize individual performances and achievements, as well as the performance of the Company relative to that of certain of its peers; and (4) to link the interests of its senior management with the long-term interests of the Company's stockholders. During 1998, the Company's compensation program consisted of base salary, an annual incentive bonus and an annual grant of stock options. Base salary provides the foundation for the Company's executive pay; its purpose is to compensate the executive for performing his or her basic duties. The purpose of annual incentive bonuses is to provide recognition for favorable performance and achievement of intermediate-term objectives while the purpose of long-term incentive plan awards and stock option grants is to provide incentives and rewards for long-term performance and to motivate long-term strategic planning. The Company generally establishes base salary, annual incentive bonuses and other compensation awards primarily based on job responsibilities, prior job performance and Company and/or unit performance.

         BASE SALARIES. Base salaries for the Company's executive officers are established annually and when there is a significant change in the executive's level of responsibility. During 1998, the Company did not utilize any formal survey or other compilation of empirical data on executive compensation paid at other companies. Instead, executive compensation was determined based on a number of factors, including the responsibilities, experience, performance and potential of the executive officers and their period of service at current salary levels. In addition, the Company also considered the financial results of the Company and/or unit and certain non-financial measures. The base salary of $825,000 paid to the Company's Chief Executive Officer in 1998 was unchanged from his 1997 base salary. The 1998 stock option grant demonstrates that the Company has continued to transition the Company's compensation program from one based purely on cash to one containing a significant equity component.

         INCENTIVE BONUSES. The Company's executive officers are eligible to receive annual incentive bonuses, which are linked to the operating performance of the Company and/or the operating unit(s) for which they are responsible. The annual incentive bonus is designed to reward selected key employees of the Company who contributed materially to the success of the Company during the most recent fiscal year, thus enabling them to participate in that success as well as providing future incentives. In determining the amount of incentive bonus awarded, the Company takes into account a number of factors including the individual's level of responsibility, performance and achievement of their annual performance goals. For 1998, the Company's Chief Executive Officer received an annual incentive bonus of $195,000. This bonus amount was determined based on a number of factors, including the achievement of the Company's 1998 goals which included the Company's acquisitions completed during the year.

         STOCK OPTIONS. Since May 1997, the Company has been utilizing stock options as a means of providing long-term incentives to members of the Company's management. All stock option awards are granted with an exercise price of at least 100% of Fair Market Value (as defined in the 1997 Plan) of the Common Stock on the date of grant and currently vest in increments of 20% annually.

Currently, no specific formula is used to determine the number of options granted to employees but instead awards are based on an evaluation of each individual's overall past and expected future contribution to the Company. The 1997 Plan also provides for the grant of other forms of long-term awards including restricted stock, SARs and performance units. The Company's Chief Executive Officer received a grant of 320,000 options during 1998, which have an exercise price of $22.50.

         If approved at the 1999 Annual Meeting of Stockholders, the Company intends to implement the Executive Incentive Compensation Plan which provides for quarterly and/or annual incentive awards to the Chief Executive Officer and the Chief Financial Officer if the Company achieves certain specified performance objectives.

SECTION 162(M) OF THE INTERNAL REVENUE CODE

         In connection with making decisions with respect to executive compensation, the Company has taken into account, as one of the factors considered, the provisions of Section 162(m), which limits the deductibility by the Company of certain categories of compensation in excess of $1,000,000 paid to Covered Employees.

Respectfully submitted,

Douglas M. Karp
Joseph A. Lawrence
John R. Purcell

                       CUMULATIVE TOTAL STOCKHOLDER RETURN

         The following graph shows a comparison of cumulative total returns on the Common Stock against the cumulative total return for the Standard & Poors ("S&P") 500 Index and the S&P Publishing (Newspapers) Index. The graph assumes an investment of $100 on May 8, 1997 (the date the Common Stock began trading on he New York Stock Exchange) in the Common Stock, the S&P 500 Index and the S&P Publishing (Newspapers) Index. Cumulative total return assumes reinvestment of dividends. The performance shown is not necessarily indicative of future performance.


                 COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*
                AMONG JOURNAL REGISTER COMPANY, THE S&P 500 INDEX
                    AND THE S&P PUBLISHING (NEWSPAPERS) INDEX

                                     [GRAPH]

                                                              CUMULATIVE TOTAL VALUES*($)
                                            --------------------------------------------------------------------------
                                                                                                        S&P PUBLISHING
                                                                              THE S&P                    (NEWSPAPERS)
1997 AND 1998                                    THE COMPANY                 500 INDEX                       INDEX
-------------                                    -----------                 ---------                       -----

May 8, 1997...............................           $100                       $100                         $100
June 30, 1997.............................           $142                       $111                         $115
September 30, 1997........................           $140                       $119                         $126
December 31, 1997.........................           $150                       $123                         $144
March 31, 1998............................           $149                       $140                         $163
June 30, 1998.............................           $120                       $144                         $165
September 30, 1998........................           $105                       $130                         $123
December 31, 1998.........................           $107                       $158                         $149


* 100 invested on May 8, 1997 in Common Stock or index, including reinvestment of dividends, fiscal year ending December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of June 15, 1999, by (i) each person known to the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executives, and (iv) all executive officers and directors of the Company, as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.


                                                                             AMOUNT AND NATURE
                                                                               OF BENEFICIAL            PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                             OWNERSHIP(1)               CLASS
------------------------------------                                          ----------------          -------------


Warburg, Pincus Capital Company, L.P.(2).............................             24,248,774                52.1%
     466 Lexington Avenue
     New York, NY  10017

Warburg Pincus Investors, L.P.(2)....................................             12,086,349                26.0
     466 Lexington Avenue
     New York, NY  10017

Douglas M. Karp(2)...................................................             36,335,123                78.1

Gary D. Nusbaum(2)...................................................             36,335,123                78.1

John L. Vogelstein(2)................................................             36,335,123                78.1

Robert M. Jelenic(3)(4)..............................................                730,884                 1.6

Jean B. Clifton(3)(5)................................................                365,831                 *

John R. Purcell(3) (6)...............................................                 67,000                 *

Joseph A. Lawrence(3)................................................                  5,750                 *

William J. Rush(3)...................................................                 56,642                 *

Allen J. Mailman(3)(7)...............................................                 75,552                 *

William J. Higginson(3)..............................................                 66,859                 *

All directors and executive officers as a group (10 persons).........             37,703,641                81.0%



------------------

* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of June 15, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

      Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The sole General Partner of Warburg, Pincus Capital Company, L.P. ("WPCC") and Warburg, Pincus Investors, L.P. ("Investors") is WP, a New York general partnership. EMWP manages WPCC and Investors. The members of EMWP are substantially the same as the partners of WP. Lionel I. Pincus is the Managing Partner of WP and the Managing Member of EMWP, and may be deemed to control both WP and EMWP. WP has a 20% interest in the profits of WPCC and Investors, as the General Partner. Douglas M. Karp, Gary D. Nusbaum and John L. Vogelstein, directors of the Company, are Members and Managing Directors of EMWP and General Partners of WP. As such, Messrs. Karp, Nusbaum and Vogelstein may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), in an indeterminate portion of the shares beneficially owned by WPCC, Investors and WP. Messrs. Karp, Nusbaum and Vogelstein disclaim "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act. The address of Messrs. Karp, Nusbaum and Vogelstein is c/o E.M. Warburg, Pincus & Co. LLC, 466 Lexington Avenue, New York, New York 10017.

(3) Includes shares of Common Stock which these individuals have the right to acquire through the exercise of stock options within 60 days of June 15, 1999 as follows: Robert M. Jelenic, 322,332; Jean B. Clifton, 161,166; William J. Rush, 10,494; Allen J. Mailman, 27,604; William J. Higginson, 26,250; John R. Purcell, 4,000; and Joseph A. Lawrence, 4,000.

(4) Includes 250 shares of Common Stock owned by Mr. Jelenic's spouse and 800 shares of Common Stock held by Mr. Jelenic as custodian for his children.

(5) Includes 50 shares of Common Stock owned by Ms. Clifton's spouse, 914 shares of Common Stock held by Ms. Clifton as custodian for her children and 600 shares of Common Stock held by Ms. Clifton as custodian for the benefit of her nieces and nephews.

(6) Includes 7,850 shares of Common Stock owned by Mr. Purcell's spouse. Mr. Purcell disclaims "beneficial ownership" of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(7)   Includes 1,800 shares of Common Stock owned by Mr. Mailman's spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the Offering, certain affiliates of E.M. Warburg, Pincus & Co., LLC (collectively, "Warburg, Pincus") executed a voting agreement pursuant to which it agreed with the Company that, with respect to any matter brought to a stockholder vote, Warburg, Pincus will vote in its own discretion shares representing no more than 50% of the voting power of the Company's shares entitled to vote on the applicable matter. The shares owned by Warburg, Pincus, which represent in excess of such 50%, will be voted in the same proportion as the shares voted by the other stockholders on the applicable matter.

         Pursuant to a registration rights agreement, Warburg, Pincus and certain individuals are entitled to certain registration rights with respect to their respective shares of capital stock of the Company aggregating approximately 36,556,250 shares.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 25th day of June, 1999.

                                     JOURNAL REGISTER COMPANY


                                     By:/S/  Robert M. Jelenic
                                        -----------------------------------
                                        Chairman, President and Chief
                                        Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of June, 1999.



    SIGNATURE                               TITLE(S)
    ---------                               --------

    /S/ Robert M. Jelenic               Chairman, President, Chief Executive
--------------------------------        Officer and Director (Principal
        Robert M. Jelenic               Executive Officer)

     /S/ Jean B. Clifton                Executive Vice President, Chief
--------------------------------        Financial Officer (Principal Financial
         Jean B. Clifton                and Accounting Officer), Treasurer and
                                        Secretary

    /S/ John L. Vogelstein*             Director
--------------------------------
        John L. Vogelstein


     /S/ Douglas M. Karp*               Director
--------------------------------
         Douglas M. Karp


     /S/ Sidney Lapidus*                Director
--------------------------------
         Sidney Lapidus


    /S/ John R. Purcell*                Director
--------------------------------
        John R. Purcell


   /S/  Joseph A. Lawrence*             Director
--------------------------------
       Joseph A. Lawrence




*By:/S/ Robert M. Jelenic
    -----------------------------
    Robert M. Jelenic
    Attorney-in-fact


*By:/S/ Jean B. Clifton
    -----------------------------
    Jean B. Clifton
    Attorney-in-fact