Form 10-Q
period 1999-06-30
JOURNAL REGISTER CO
filed 1999-08-16
CIK 1035815

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

                 For the quarterly period ended June 30,1999

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

  ___________________________________________________________________________
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 46,534,081 shares outstanding (exclusive of treasury shares) as of August 13, 1999.

================================================================================

                           JOURNAL REGISTER COMPANY

                              INDEX TO FORM 10-Q


PART I.           FINANCIAL INFORMATION

                                                                      PAGE NO.

      Item 1. Financial Statements:

              Condensed Consolidated Balance Sheets at June
              30, 1999 (Unaudited) and December 31, 1998................    1

              Condensed Consolidated Statements of Income for
              the three and six months ended June 30, 1999
              and 1998 (Unaudited)......................................    2

              Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1999 and 1998
              (Unaudited)...............................................    3

              Notes to Unaudited Condensed Consolidated
              Financial Statements......................................    4

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............    6

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk...............................................   11

PART II.      OTHER INFORMATION

      Item 1. Legal Proceedings.........................................   12

      Item 2. Changes in Securities and Use of Proceeds.................   12

      Item 3. Defaults Upon Senior Securities...........................   12

      Item 4. Submission of Matters to a Vote of Security
              Holders...................................................   12

      Item 5. Other Information.........................................   12

      Item 6. Exhibits and Reports on Form 8-K..........................   13

      Signature.........................................................   14


================================================================================

                        PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          June 30,  December 31,
                                                            1999        1998
                                                          --------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                              $  4,791     $ 8,542
  Accounts receivable, less allowance for doubtful
   accounts of $ 6,319 in 1999 and $4,632 in 1998          58,209      58,244

  Inventories                                               7,794       8,440
  Deferred income taxes                                     2,684       2,522
  Other current assets                                      5,777       4,130
                                                         ---------   --------
Total current assets                                       79,255      81,878

Property, plant and equipment:                            237,628     230,160

     Less accumulated depreciation                       (136,811)   (130,182)
                                                         ---------   ---------
                                                          100,817      99,978
Intangible and other assets, net of accumulated
 amortization of $35,641 in 1999
 and $28,297 in 1998                                      484,435     490,013
                                                         --------    ---------
Total assets                                             $664,507    $671,869
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                    $ 6,500    $   ---
  Accounts payable                                         11,236      12,107
  Income taxes payable                                        524         829
  Accrued interest                                          7,144       6,374
  Other accrued expenses and current liabilities           30,984      30,814
                                                         ---------   ---------
Total current liabilities                                  56,388      50,124

Senior debt, less current maturities                      741,925     765,000
Deferred income taxes                                      16,069      14,029
Accrued retiree benefits and other liabilities             15,436      17,078
Income taxes payable                                       62,199      50,951

Commitments and contingencies

Stockholders' deficit:

  Common stock, $.01 par value per share, 300,000,000
   shares authorized, 48,437,581 issued and outstanding
   at June 30, 1999 and December 31, 1998                     484         484
  Additional paid-in capital                              358,236     358,236
  Accumulated deficit                                    (562,029)   (583,821)
                                                         ---------   ---------
  Total                                                  (203,309)   (225,101)

  Less treasury stock, 1,903,500 shares at cost           (23,989)        ---

  Accumulated other comprehensive loss, net of
   tax of $153                                               (212)       (212)
                                                         ---------   ---------
Net stockholders' deficit                                (227,510)   (225,313)
                                                         =========   =========
Total liabilities and stockholders' deficit              $664,507    $671,869
                                                         =========   =========

                           SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                    1999        1998        1999        1998
                                 ----------  ---------   ---------   ----------
Revenues:
  Advertising                     $ 90,653    $75,080    $170,223      $139,020
  Circulation                       24,320     20,584      48,628        40,718
                                 ----------  ---------   ---------   -----------
  Newspaper revenues               114,973     95,664     218,851       179,738
  Commercial printing and other      6,193      6,217      12,217        11,804
                                 ----------  ---------   ---------   -----------
                                   121,166    101,881     231,068       191,542

Operating expenses:
  Salaries and employee benefits    39,692     31,951      78,689        62,863
  Newsprint, ink and printing
  charges                           12,598     12,695      25,075        24,591
  Selling, general and
  administrative                    11,107      8,378      21,456        16,536
  Depreciation and amortization      7,277      5,085      14,509        10,024
  Other                             14,510     12,033      28,608        23,487
                                 ----------  ---------   ---------   -----------
                                    85,184     70,142     168,337       137,501

  Operating income                  35,982     31,739      62,731        54,041

  Interest and other expense       (12,775)    (8,517)    (26,237)      (17,215)
                                 ----------  ---------   ---------   -----------

  Income before provision for
  income taxes                      23,207     23,222      36,494        36,826
  Provision for income taxes         9,355      8,616      14,702        13,657
                                 ----------  ---------   ---------   -----------
  Net income                     $  13,852   $ 14,606    $ 21,792      $ 23,169
                                 ==========  =========   =========   ===========

  Net income per common share
  (basic and diluted):           $   .30    $    .30     $   .46        $ .48

  Weighted average shares
  outstanding:
      Basic                        46,577     48,438     47,148       48,438
      Diluted                      46,715     48,717     47,179       48,712




                           SEE ACCOMPANYING NOTES.

                           JOURNAL REGISTER COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                       Six months ended
                                                           June 30,
                                                  ----------------------------
                                                    1999            1998
                                                  ---------      -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $ 21,792         $ 23,169
 Adjustments  to  reconcile  net  income  to
  net  cash  provided  by  operating activities:
   Provision for losses on accounts receivable      2,187            1,216
   Depreciation and amortization                   14,509           10,024
   Other, net                                       6,980            3,109
                                                   ---------      -----------
Net cash provided by operating activities          45,468           37,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant and equipment     (8,406)          (4,581)
Purchase of newspaper properties                     (249)         (36,086)
                                                 ----------      -----------

Net cash used in investing activities              (8,655)         (40,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior facilities            --           37,000
Repayments of senior debt                         (16,575)         (31,414)
Purchase of treasury shares                       (23,989)              --
                                                  ---------      -----------
Net cash (used in) provided by financing
 activities                                       (40,564)           5,586
                                                  ---------      -----------

(Decrease)/increase  in cash and cash equivalents  (3,751)           2,437
Cash and cash equivalents, beginning of period      8,542            8,183
                                                  ---------      -----------
Cash and cash equivalents, end of period          $ 4,791          $10,620
                                                  =========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                      $ 25,447         $18,862
    Income taxes                                     1,881           1,349



                           SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
         NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include Journal Register Company (the "Company") and all of its wholly-owned subsidiaries. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

      The Company (through its consolidated subsidiaries) primarily publishes daily and non-daily newspapers serving markets in Connecticut, Philadelphia and its surrounding areas, Ohio, the greater St. Louis area, central New England and the Capital-Saratoga and Mid-Hudson, New York regions; and has commercial printing operations in Connecticut, Ohio and Pennsylvania.

      The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the December 31, 1998 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.


2.    EARNINGS PER COMMON SHARE

      The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                          Three months ended              Six months ended
                                               June 30,                       June 30,
                                          1999            1998           1999          1998
                                        -----------    ----------     ----------    ----------

 Weighted-average shares for basic
 earnings per share                     46,577,077     48,437,500     47,148,037    48,437,500
 Effect of dilutive securities:
    Employee stock options                 138,114        279,946         30,661       274,737
                                        ===========    ==========     ==========    ==========

 Adjusted  weighted-average  shares  for
 diluted earnings per share             46,715,191     48,717,446     47,178,698    48,712,237
                                        ==========     ==========     ==========    ==========

      Options to purchase 1.7 million and 2.6 million shares of common stock at a range of $17.63 to $22.50 and $14.75 to $22.50 were outstanding during the three and six month periods ended June 30, 1999, respectively, but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

3.    COMMON STOCK

      On January 11, 1999, the Company's Board of Directors authorized a share repurchase program of up to two million shares of the Company's common stock. On April 8, 1999, the Company's Board of Directors authorized the repurchase of an additional one million shares. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions. At June 30, 1999, the Company had repurchased 1,903,500 shares at a total cost of approximately $24 million.

                           JOURNAL REGISTER COMPANY
       NOTES TO UNUAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1999

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

                                               SIX MONTHS ENDED
                                                JUNE 30, 1998
                                               ----------------
                                                (in thousands)

      Net Revenues                              $    226,422
      Net Income                                      18,106

      Net income per share (basic and diluted):   $      .37

      The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the period presented and are not intended to be a projection of future results.

5.    COMPREHENSIVE LOSS

      The June 30, 1999 accumulated other comprehensive loss relates to a minimum pension liability adjustment of $212,000 net of tax recorded at December 31, 1998.

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

      As of June 30, 1999, the Company owned and operated 24 daily newspapers and 186 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of June 30, 1999, the Company had total paid daily circulation of approximately 640,000 and total non-daily distribution of approximately 3.7 million. In addition, the Company has 25 Web sites, featuring all of the Company's daily and weekly newspapers.

      The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From 1993 through present, the Company successfully completed 14 strategic acquisitions, acquiring 12 daily newspapers, 118 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications. The third is a premium quality sheet-fed printing company.

      Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Conversely, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

      The second quarter and first six months of 1999 include the results of the following acquisitions: the Goodson Acquisition, completed July 15, 1998; Taconic Media, Dutchess County, New York, acquired September 21, 1998, THE SARATOGIAN, Saratoga Springs, New York, acquired March 9, 1998 and THE FARMINGTON VALLEY POST, Avon CT, acquired June 7, 1999.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      REVENUES. In the three months ended June 30, 1999, revenues increased $19.3 million, or 18.9%, to $121.2 million, primarily due to acquisitions. Newspaper revenues in the second quarter increased $19.3 million, or 20.2%, to $115.0 million, principally due to the effect of acquisitions. Advertising revenues increased $15.6 million, or 20.7%, followed by an increase in circulation revenues of $3.7 million, or 18.2%, as compared to the prior year period. Commercial printing and other represented 5.1% of the Company's revenues in the second quarter of 1999, as compared to 6.1% in the second quarter of 1998.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 32.8% of the Company's revenues in the second quarter of 1999 as compared to 31.4% in the second quarter of 1998. Salaries and employee benefits increased $7.7 million, or 24.2%, in the second quarter of 1999 to $39.7 million, primarily due to acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In the second quarter of 1999, newsprint, ink and printing charges were 10.4% of the Company's revenues, as compared to 12.5% in the second quarter of 1998. Newsprint, ink and printing charges in the three months ended June 30, 1999 decreased approximately $97,000 as compared to the prior year period. During the second quarter of 1999, newsprint prices continued to decline, resulting in a price decrease of approximately 12% from the prior year period. The decrease in newsprint expense attributable to cost savings has been offset by volume increases related to the Company's acquisitions.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.2% and 8.2% of the Company's revenues for the second quarter of 1999 and 1998, respectively. Selling, general and administrative expenses for the second quarter of 1999 increased $2.7 million, or 32.6%, to $11.1 million, due to the Company's acquisitions, agency commissions related to increased sales and additional costs associated with the company's revenue generating activities.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.0% of the Company's revenues in the second quarter of 1999 as compared to 5.0% in the second quarter of 1998. Depreciation and amortization expenses in the second quarter of 1999 increased $2.2 million, or 43.1%, to $7.3 million due to increased amortization resulting from the Company's acquisitions in the third quarter of 1998.

      OTHER EXPENSES. Other expenses accounted for 12.0% and 11.8% of the Company's revenues in the second quarter of 1999 and 1998, respectively. Other expenses increased $2.5 million, or 20.6%, to $14.5 million in the second quarter of 1999, primarily due to acquisitions and increased promotion expenses.

      OPERATING INCOME. Operating income increased $4.2 million, or 13.4%, for the second quarter of 1999 as compared to the second quarter of 1998. The increase in operating income as compared to the prior year period is attributable to the growth in the Company's advertising revenue, results of continued cost savings strategies implemented at the Company's operating subsidiaries and the effect of acquisitions during the second quarter of 1999.

      INTEREST AND OTHER EXPENSE. Interest and other expense increased primarily due to an increase in interest expense of $4.2 million, or 48.1%, in the second quarter of 1999 as compared to the second quarter of 1998, as a result of increased borrowing in connection with the Company's acquisitions including the Goodson Acquisition, offset in part by a decrease in average borrowing rates.

      PROVISION FOR INCOME TAXES. The Company reported an effective tax rate of 40.3% for the second quarter of 1999 as compared to 37.1% for the second quarter of 1998. The increase in the effective tax rate for the second quarter of 1999 is primarily the result of the Company's 1998 acquisitions, particularly the Goodson Acquisition completed in the third quarter of 1998.

      NET INCOME. Net income was $13.9 million, or $.30 per share, basic and diluted, for the second quarter of 1999 as compared to $14.6 million or $.30 per share, basic and diluted, for the second quarter of 1998. The decrease in net income as compared to the second quarter of 1998 is a direct result of the current dilutive effect of increased interest and intangible amortization expense in connection with the Goodson Acquisition.

      OTHER INFORMATION. EBITDA(1) for the second quarter of 1999 was $43.3 million, an increase of $6.4 million, or 17.5%, from the prior year period. Tangible net income1 per share, on a diluted basis, increased 9.8% to $.36 in the second quarter of 1999 as compared to $.32 per share in the second quarter of 1998.


__________________________

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      REVENUES. In the six months ended June 30, 1999, revenues increased $39.5 million, or 20.6%, to $231.1 million, primarily due to acquisitions. Newspaper revenues in the six months ended June 30, 1999 increased $39.1 million, or 21.8%, to $218.9 million, principally due to increased advertising revenue as a result of acquisitions. Circulation revenues increased approximately $7.9 million, or 19.4%, to $48.6 million during the six months ended June 30, 1999. Commercial printing and other represented 5.3% of the Company's revenues in the six months ended June 30, 1999 as compared to 6.2% in the six months ended June 30, 1998.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 34.1% of the Company's revenues for the six months ended June 30, 1999 as compared to 32.8% for the six months ended June 30, 1998. Salaries and employee benefits increased $15.8 million, or 25.2%, during the six months ended June 30, 1999 to $78.7 million, primarily due to acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In the six months ended June 30, 1999, newsprint, ink and printing charges were 10.9% of the Company's revenues, as compared to 12.8% in the six months ended June 30, 1998. Newsprint, ink and printing charges in the six months ended June 30, 1999 increased approximately $484,000, or 2.0%, as compared to the prior year period. During the six months ended June 30, 1999, newsprint prices declined approximately 8% from the prior year period. The decrease in newsprint expense attributable to cost savings has been offset by volume increases related to the Company's acquisitions.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.3% and 8.6% of the Company's revenues in the six months ended June 30, 1999 and 1998, respectively. Selling, general and administrative expenses for the six months ended June 30, 1999 increased $4.9 million, or 29.8%, to $21.5 million, due to the Company's acquisitions, agency commissions related to increased sales and additional costs associated with the company's revenue generating activities.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.3% of the Company's revenues in the six months ended June 30, 1999 as compared to 5.2% in the six months ended June 30, 1998. Depreciation and amortization expenses in the six months ended June 30, 1999 increased $4.5 million, or 44.7%, to $14.5 million due to increased amortization resulting from the Company's acquisitions in the third quarter of 1998.

      OTHER EXPENSES. Other expenses accounted for approximately 12.4% and 12.3% of the Company's revenues in the six months ended June 30, 1999 and 1998, respectively. Other expenses increased $5.1 million, or 21.8%, to $28.6 million in the six months ended June 30, 1999, primarily due to acquisitions and increased circulation promotion and distribution expenses.

      OPERATING INCOME. Operating income increased $8.7 million, or 16.1%, for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase in operating income as compared to the prior year period is attributable to the growth in the Company's advertising revenue, results of continued cost savings strategies implemented at the Company's operating subsidiaries and the effect of acquisitions during the six month period ended June 30, 1999.

      INTEREST AND OTHER EXPENSE. Interest and other expense increased primarily due to an increase in interest expense of $8.9 million, or 51.1%, in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, as a result of increased borrowing in connection with the Company's acquisitions including the Goodson Acquisition, offset in part by a decrease in average borrowing rates.

      PROVISION FOR INCOME TAXES. The Company reported an effective tax rate of 40.3% for the six months ended June 30, 1999 as compared to 37.1% for the six months ended June 30, 1998. The increase in the effective tax rate for the six months ended June 30, 1999 is primarily the result of the Company's 1998 acquisitions, particularly the Goodson Acquisition completed in the third quarter of 1998.

      NET INCOME. Net income was $21.8 million, or $.46 per share, basic and diluted, for the six months ended June 30, 1999 as compared to $23.2 million or $.48 per share, basic and diluted, for the six months ended June 30, 1998. The decrease as compared to the six months ended June 30, 1998 is a direct result of the dilutive effect of increased interest and intangible amortization expense in connection with the Goodson Acquisition.

      OTHER INFORMATION. EBITDA for the six months ended June 30, 1999 was $77.2 million, an increase of $13.2 million from the prior year period. Tangible net income per share, on a diluted basis, increased 11.2% to $.58 for the six months ended June 30, 1999 as compared to $.52 per share in the six months ended June 30, 1998.

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

      CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities in the first six months of 1999 increased $8.0 million to $45.5 million as compared to the first six months of 1998. Net cash provided by operating activities in 1999 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization), of $36.3 million.

      CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $32.0 million to $8.7 million in the first six months of 1999. In 1999, the Company's capital expenditures increased by $3.7 million. The Company has a capital expenditure program (excluding future acquisitions) of approximately $17.0 million in place for 1999, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment, plants and property, vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. The Company expects to continue to fund the 1999 capital expenditure program from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas has necessitated the construction of a centralized production facility, scheduled to begin in the first quarter of 2000. Costs for this facility are currently estimated to be approximately $35.0 million. In addition to the Company's capital expenditure program noted above, approximately $5.0 million will be expended in 1999 in connection with the Philadelphia facility. The Company expects to fund this construction project with cash flows from operations and borrowings.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $40.6 million in the first six months of 1999 as compared to net cash provided by financing activities of $5.6 million in the first six months of 1998. The cash provided in 1998 includes borrowed funds of approximately $37.0 million used to finance the Company's acquisitions. The 1999 activity reflects the use of funds of approximately $24.0 million in connection with the Company's stock repurchase program.

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

      As of June 30, 1999, the Company had outstanding indebtedness under the credit facility, due and payable in installments through 2006, of $748.4 million, of which $248.4 million was outstanding under the revolving credit facility. There was $151.6 million of unused and available funds under the revolving credit facility at June 30, 1999.

YEAR 2000

      In 1996, the Company began the initial planning of a comprehensive initiative to address the Year 2000 issue. The Company organized a Year 2000 oversight team led by the Company's senior information technology officer to develop a strategy of evaluation, implementation, testing and contingency planning to address the Company's Year 2000 readiness. The evaluation phase, which began in September 1996 and was completed by December 1996, involved performing a complete, company-wide inventory to identify all internal and external, general purpose and production hardware and software systems, commonly referred to as information technology ("IT") systems, that required modification to become Year 2000 compliant. In conjunction with the Company's internal assessment, the Company communicated with key third parties, namely suppliers of production equipment as well as financial institutions to determine their state of Year 2000 readiness, implementation of Year 2000 compliant systems and related contingency plans. The Company has received a substantial number of responses and is now focusing on non-replies from key third parties. The Company will continue to correspond with critical vendors and modify the Company's contingency plans as necessary. The Company expects to have its contingency plans finalized by September 30, 1999.


      In January of 1997, the Company began the implementation phase of replacing or modifying system hardware and software as required. To date the Company has completed the implementation and testing phase at approximately 75% of its operating properties. The remaining properties are in the process of implementation and are expected to be completed within the Company's target deadline of September 30, 1999. Although no formal plan has been documented, the Company has contracted with consultants to assist in the development of contingency plans to address potential non-compliance both internally and externally.

      In accordance with GAAP, the Company's direct Year 2000 costs, including modifying computer software or converting to new programs, are expensed as incurred. Additionally, a majority of the hardware costs for replacement systems will be capitalized as ordinarily accounted for in the normal course of business. These system replacements represent upgrades consistent with the Company's goal to maintain and improve operational efficiencies. The Company has capitalized approximately $1.3 million during the six-month period ended June 30, 1999 related to new hardware and software in connection with its Year 2000 compliance plan and expects to capitalize an additional $4.7 million during the remainder of the year.

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

RECENT EVENTS

      On July 12, 1999 the Company announced the planned launch of six new Friday editions of the St. Louis Suburban Journals effective August 13, 1999.

      On July 13, 1999 the Company announced the acquisition of TOWN TALK SOUTHERN, TOWN TALK EASTERN and the DELAWARE COUNTY JOURNAL from Sue-Lew, Inc. All three publications are based in Holmes, PA with a combined total weekly distribution of approximately 38,000.


INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include forward-looking statements, which may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) a decline in general economic conditions, (ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgement in pending or future litigation,
(iv) increased competitive pressure from current competitors and future market entrants, (v) sales of substantial amounts of the common stock in the public markets, or the perception that such sales could occur, and (iv) the factors discussed in the Company's Form 10-K for 1998 in "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Performance." The following factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

      At June 30, 1999, the Company had in effect SWAP agreements for a notional amount of $400 million. The fair market value of the SWAPs at June 30, 1999, had the SWAPs been marked to market, would have resulted in a gain of approximately $610,000. Assuming a 10% increase or reduction in interest rates for the six months ended June 30, 1999, the effect on the Company's pre-tax earnings and cash flows would be approximately $1.2 million.

                      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Meeting of Stockholders on May 18, 1999. Proposals presented for a stockholder vote were (i) the election of three Class B directors, (ii) the approval of the executive incentive compensation plan; and
(iii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year 1999.

      Each of the incumbent Class B directors nominated by the Company were elected with the following voting results:

                            VOTES FOR             VOTES WITHHELD
                            ---------             --------------
Gary D. Nusbaum            44,870,896                  7,410
Jean B. Clifton            44,870,886                  7,420
Joseph A. Lawrence         44,870,896                  7,410

           The names of the Class A and Class C directors remaining in office following the 1999 Annual Meeting of Stockholders are as follows: Douglas M. Karp and John R. Purcell, each a Class A director; and John L. Vogelstein and Robert M. Jelenic, each a Class C director.

           The executive incentive compensation plan was approved with the following voting results:

      VOTES CAST FOR         VOTES CAST AGAINST           ABSTENTIONS
      --------------         ------------------           -----------
        44,798,035                 59,446                   20,825

           The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year 1999 was approved with the following voting results:

      VOTES CAST FOR         VOTES CAST AGAINST          ABSTENTIONS
      --------------         ------------------          -----------
        44,868,103                  5,403                   4,800


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

    Date: August 13, 1999            JOURNAL REGISTER COMPANY


                                      By: /s/ JEAN B.CLIFTON
                                          --------------------------------------
                                          Jean B. Clifton
                                          Executive Vice President &
                                          Chief Financial Officer
                                          (signing on behalf of the registrant
                                           and as principal financial officer)

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER    DESCRIPTION OF EXHIBIT
       -------   ----------------------

       27.1      Financial Data Schedule for the six month period ended
                 June 30, 1999