Form 10-Q
period 1999-09-30
JOURNAL REGISTER CO
filed 1999-11-16
CIK 1035815

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

                For the quarterly period ended September 30, 1999

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

   __________________________________________________________________________
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 46,524,128 shares outstanding (exclusive of treasury shares) as of November 15, 1999.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q



PART I.             FINANCIAL INFORMATION

                                                                                                           PAGE NO.


         Item 1.    Financial Statements:

                    Condensed Consolidated Balance Sheets at September 30, 1999
                    (Unaudited) and December 31, 1998....................................................      1

                    Condensed Consolidated Statements of Income for the three and nine
                    months ended September 30, 1999 and 1998 (Unaudited).................................      2

                    Condensed Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1999 and 1998 (Unaudited)........................................      3

                    Notes to Unaudited Condensed Consolidated Financial Statements.......................      4

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................      6

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................     11

PART II.            OTHER INFORMATION

         Item 1.    Legal Proceedings....................................................................     12

         Item 2.    Changes in Securities and Use of Proceeds............................................     12

         Item 3.    Defaults Upon Senior Securities......................................................     12

         Item 4.    Submission of Matters to a Vote of Security Holders..................................     12

         Item 5.    Other Information....................................................................     12

         Item 6.    Exhibits and Reports on Form 8-K.....................................................     12

         Signature  .....................................................................................     13



                                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                             JOURNAL REGISTER COMPANY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)


                                                                                         September 30    December 31,
                                                                                            1999            1998
                                                                                        -------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $     6,163     $     8,542
  Accounts receivable, less allowance for doubtful accounts of $ 5,595 at
    September 30, 1999 and $4,632 at December 31, 1998                                       61,695          58,244
  Inventories                                                                                 9,334           8,440
  Deferred income taxes                                                                       2,852           2,522
  Other current assets                                                                        6,884           4,130
                                                                                        -------------   --------------
Total current assets                                                                         86,928          81,878


Property, plant and equipment:                                                              244,137         230,160

     Less accumulated depreciation                                                         (140,480)       (130,182)
                                                                                        -------------   --------------
                                                                                            103,657          99,978
Intangible and other assets, net of accumulated amortization of $39,311 at
   September 30, 1999 and $28,297 at December 31, 1998                                      497,289         490,013
                                                                                        --------------  --------------

Total assets                                                                              $ 687,874       $ 671,869
                                                                                        =============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:
  Current maturities of long-term debt                                                  $    13,000     $       ---
  Accounts payable                                                                           12,768          12,107
  Income taxes payable                                                                          276             829
  Accrued interest                                                                            7,432           6,374
  Other accrued expenses and current liabilities                                             33,045          30,814
                                                                                        -------------   --------------
Total current liabilities                                                                    66,521          50,124

Senior debt, less current maturities                                                        736,000         765,000
Deferred income taxes                                                                        17,403          14,029
Accrued retiree benefits and other liabilities                                               16,054          17,078
Income taxes payable                                                                         67,804          50,951

Commitments and contingencies

Stockholders' deficit:

  Common stock, $.01 par value per share, 300,000,000 shares authorized,
      48,437,581 issued and outstanding at September 30, 1999 and
      December 31, 1998                                                                         484             484
  Additional paid-in capital                                                                358,245         358,236
  Accumulated deficit                                                                      (550,514)       (583,821)
                                                                                        -------------   --------------
  Total                                                                                    (191,785)       (225,101)

  Less treasury stock, 1,897,253 shares at cost                                             (23,911)
                                                                                                                ---
  Accumulated other comprehensive loss, net of tax of $153                                     (212)           (212)
                                                                                        -------------   --------------
Net stockholders' deficit                                                                  (215,908)       (225,313)
                                                                                                        --------------
                                                                                        =============
Total liabilities and stockholders' deficit                                              $  687,874       $ 671,869
                                                                                        =============   ==============

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                       1999              1998            1999               1998
                                                 ----------------   -------------   -------------     ----------------
Revenues:
   Advertising                                        $ 88,656         $ 83,349        $258,879           $ 222,369
   Circulation                                          24,616           24,063          73,244              64,780
                                                  ---------------    -------------   -------------     ---------------
Newspaper revenues                                     113,272          107,412         332,123             287,149
Commercial printing and other                            6,273            6,634          18,490              18,439
                                                  ---------------    -------------   -------------     ---------------
                                                       119,545          114,046         350,613             305,588

Operating expenses:
   Salaries and employee benefits                       40,515           37,097         119,204              99,917
   Newsprint, ink and printing charges                  12,122           14,477          37,197              39,068
   Selling, general and administrative                  12,098           12,807          33,554              29,386
   Depreciation and amortization                         7,399            6,776          21,908              16,800
   Other                                                14,902           15,082          43,510              38,569
                                                  ---------------    -------------   -------------     ---------------
                                                        87,036           86,239         255,373             223,740

Operating income                                        32,509           27,807          95,240              81,848

Net interest and other expense                         (13,264)         (14,100)        (39,501)            (31,315)
                                                  ---------------    -------------   -------------     ---------------

Income before provision for income taxes,
equity interest and extraordinary item                  19,245           13,707          55,739              50,533

Provision for income taxes                               7,663            5,597          22,365              19,254
                                                  ---------------    -------------   -------------     ---------------
Income before equity interest and
extraordinary item                                      11,582            8,110          33,374              31,279

Equity interest                                            (67)             ---             (67)                ---
                                                  ---------------    -------------   -------------     ---------------

Income before extraordinary item                        11,515            8,110          33,307              31,279

Extraordinary item, net of tax                             ---            4,495             ---               4,495
                                                  ---------------    -------------   -------------     ---------------

Net income                                            $ 11,515          $ 3,615        $ 33,307            $ 26,784
                                                  ===============    =============   =============     ===============


Net income per common share (basic  and
diluted):

   Income before extraordinary item                   $ .25             $  .17         $    .71            $ .65

   Net Income                                         $ .25             $  .07         $    .71            $ .55

Weighted average shares outstanding:
   Basic                                              46,536            48,438         46,942              48,438
   Diluted                                            46,775            48,563         47,057              48,668





                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    Nine months ended
                                                                                      September 30,
                                                                        --------------------------------------
                                                                            1999                    1998
                                                                        -------------            -----------



 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $ 33,307               $  26,784
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for losses on accounts receivable                                   3,189                   3,094
  Depreciation and amortization                                                21,908                  16,800

  Extraordinary loss on extinguishment of deferred debt costs                     ---                   7,250
  Other, net                                                                    8,653                   4,155
                                                                        --------------         ---------------
Net cash provided by operating activities                                      67,057                  58,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant and equipment                                (14,866)                 (6,672)
Purchase of newspaper properties and equity investment                        (14,668)               (340,954)
                                                                        --------------         ---------------

Net cash used in investing activities                                         (29,534)               (347,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior facilities                                       ---                 808,000
Repayments of senior debt                                                     (16,000)               (516,774)
Purchase of treasury shares                                                   (23,989)                    ---
Proceeds from exercise of stock options                                            87                     ---
                                                                        --------------         ---------------
Net cash (used in) provided by  financing activities                          (39,902)                291,226
                                                                        --------------         ---------------

(Decrease)/increase  in cash and cash equivalents                              (2,379)                  1,683
Cash and cash equivalents, beginning of period                                  8,542                   8,183
                                                                        --------------         ---------------
Cash and cash equivalents, end of period                                     $  6,163                $  9,866
                                                                        ==============         ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                                  $38,415                 $29,054
    Income taxes                                                                3,021                   2,049



                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
         NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include Journal Register Company (the "Company") and all of its wholly-owned subsidiaries. The Company was incorporated on March 11, 1997 and became a publicly traded company on the New York Stock Exchange in May of 1997.

         The Company (through its consolidated subsidiaries) primarily publishes daily and non-daily newspapers serving markets in Connecticut, Philadelphia and its surrounding areas, Ohio, the greater St. Louis area, central New England and the Capital-Saratoga and Mid-Hudson, New York regions; and has commercial printing operations in Connecticut, Ohio and Pennsylvania.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the December 31, 1998 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:



                                                                 Three months ended                 Nine months ended
                                                                    September 30,                     September 30,
                                                                1999             1998             1999            1998
                                                            -------------    -------------    -------------    ------------


  Weighted-average shares outstanding - basic                 46,535,909       48,437,500       46,941,752       48,437,500
  Effect of dilutive securities:
     Employee stock options                                      239,196          125,409          115,660          229,876
                                                            -------------    -------------    -------------    -------------
  Adjusted weighted-average shares
  outstanding - diluted                                       46,775,105       48,562,909       47,057,412       48,667,376
                                                            =============    =============    =============    =============


         Options to purchase 1.6 million shares of common stock at a range of $17.63 to $22.50 were outstanding during the three and nine month periods ended September 30, 1999, but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

3.       COMMON STOCK

         On January 11, 1999, the Company's Board of Directors authorized a share repurchase program of up to two million shares of the Company's common stock. On April 8, 1999, the Company's Board of Directors authorized the repurchase of an additional one million shares. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions. At September 30, 1999, the Company had repurchased 1,903,500 shares at a total cost of approximately $24 million. Subsequent to September 30, 1999, the Company repurchased 16,200 shares at a total cost of approximately $211,000.

                            JOURNAL REGISTER COMPANY
         NOTES TO UNUAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


4.       ACQUISITIONS

         On June 7, 1999, the Company acquired certain assets and liabilities of THE FARMINGTON VALLEY POST in Avon, Connecticut, a suburban monthly newspaper. On July 13, 1999, the Company acquired certain assets and liabilities of TOWN TALK SOUTHERN, TOWN TALK EASTERN and the DELAWARE COUNTY JOURNAL in Ridley, Pennsylvania. On August 12, 1999, the Company acquired the stock of Hometown News, Inc., in West Warwick, Rhode Island, comprising a daily, weekly and three non-daily publications. On September 1, 1999, the Company acquired certain assets and liabilities of CONNECTICUT MAGAZINE, in Trumbull, Connecticut, a monthly publication. The Company applied the purchase method of accounting for these transactions. Accordingly, the total acquisition cost was allocated to the tangible assets and liabilities based on their relative estimated fair value on the effective dates of the acquisition of approximately $1.2 million and $800,000, respectively. Intangible assets of approximately $14.3 million were recorded for the excess of the purchase price over the value of identifiable net assets and are being amortized according to the Company's policy.

5.       SEGMENTS

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

6.       RECLASSIFICATIONS

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

         As of September 30, 1999, the Company owned and operated 25 daily newspapers and 194 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of September 30, 1999, the Company had total paid daily circulation of approximately 640,000 and total non-daily distribution of approximately 4.0 million. In addition, the Company has 26 Web sites, featuring all of the Company's daily and weekly newspapers.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From 1993 through present, the Company successfully completed 17 strategic acquisitions, acquiring 13 daily newspapers, 126 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications. The third is a premium quality sheet-fed printing company.

         Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Conversely, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

         The third quarter and nine-month period ended September 30, 1999 include the results of the following acquisitions: the Goodson Acquisition, completed July 15, 1998; Taconic Media, Dutchess County, New York, acquired September 21, 1998; The Saratogian, Saratoga Springs, New York, acquired March 9, 1998; The Farmington Valley Post, Avon Connecticut, acquired June 7, 1999; Towntalk Newspaper, Ridley, Pennsylvania, acquired July 13, 1999; Kent County Daily Times, West Warwick, Rhode Island, acquired August 12, 1999; and Connecticut Magazine, Trumbull, Connecticut, acquired September 1, 1999. In addition, during the third quarter, the Company purchased a 7.14% interest in AdOne, LLC, a provider of classified advertising on the Internet.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. In the three months ended September 30, 1999, revenues increased $5.5 million, or 4.8%, to $119.5 million. Newspaper revenues in the third quarter increased $5.9 million, or 5.5%, to $113.3 million, lead by growth in advertising revenues. On a pro forma basis, including the acquisitions as though they were owned as of the beginning of the prior year period, advertising revenue increased approximately 3.0%. Circulation revenues increased $553,000, or 2.3%, as compared to the prior-year period. Commercial printing and other represented 5.2% of the Company's revenues in the third quarter of 1999, as compared to 5.8% in the third quarter of 1998. On-line revenue, included in advertising revenue, increased 71% from the prior-year quarter to approximately $900,000.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 33.9% of the Company's revenues in the third quarter of 1999 as compared to 32.5% in the third quarter of 1998. Salaries and employee benefits increased $3.4 million, or 9.2%, in the third quarter of 1999 to $40.5 million, primarily due to acquisitions and increased pension expense. Excluding the effect of acquisitions, salaries and benefits increased 3.5%.

         NEWSPRINT, INK AND PRINTING CHARGES. In the third quarter of 1999, newsprint, ink and printing charges were 10.1% of the Company's revenues, as compared to 12.7% in the third quarter of 1998. Newsprint, ink and printing charges in the three months ended September 30, 1999 decreased approximately $2.4 million as compared to the prior year period. During the third quarter of

1999, newsprint prices continued to decline, resulting in a price decrease of approximately 19% from the prior year period. The decrease in newsprint expense attributable to cost savings has been offset by volume increases related to the Company's acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 10.1% and 11.2% of the Company's revenues for the third quarter of 1999 and 1998, respectively. Selling, general and administrative expenses for the third quarter of 1999 decreased $709,000, or 5.5%, to $12.1 million. The 1998 third quarter includes special charges of $3.2 million. Excluding the effect of the 1998 special charges, selling, general and administrative expenses increased $2.5 million due to the Company's acquisitions and promotion costs associated with the company's revenue generating activities.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.2% of the Company's revenues in the third quarter of 1999 as compared to 5.9% in the third quarter of 1998. Depreciation and amortization expenses in the third quarter of 1999 increased $623,000, or 9.2%, to $7.4 million due to increased amortization resulting from the Company's acquisitions.

         OTHER EXPENSES. Other expenses accounted for 12.5% and 13.2% of the Company's revenues in the third quarter of 1999 and 1998, respectively. Other expenses decreased $180,000, or 1.2%, to $14.9 million in the third quarter of 1999. Other expenses in the third quarter of 1998 included special charges of $630,000. Excluding the effect of the 1998 special charge, other expenses increased $450,000 due to acquisitions.

         OPERATING INCOME. Operating income increased $4.7 million, or 16.9%, for the third quarter of 1999 as compared to the third quarter of 1998. Excluding the effects of the special charges noted above, operating income increased $928,000, or 2.9%, due to the growth in the Company's advertising revenue, continued newsprint cost savings and the effect of acquisitions during the third quarter of 1999.

         INTEREST AND OTHER EXPENSE. Interest and other expense in the third quarter of 1999 as compared to the third quarter of 1998 decreased approximately $836,000 due to a decrease in interest expense as a result of lower average outstanding debt and a decrease in average borrowing rates.

          PROVISION FOR INCOME TAXES. The Company reported an effective tax rate of 39.8% for the third quarter of 1999 as compared to 40.8% for the third quarter of 1998. The decrease in the effective tax rate for the third quarter of 1999 as compared to the third quarter of 1998 is primarily a result of the Company's inclusion of the Toodson Acquisition for all 1999 as opposed to the tax accounting adjustments required in the initial recording of the acquisition in the third quarter of 1998.

         NET INCOME. Net income was $11.5 million, or $.25 per share, basic and diluted, for the third quarter of 1999 as compared to $3.6 million, or $.07 per share, basic and diluted, for the third quarter of 1998. Excluding the effect of the 1998 special charges and extraordinary item, net income increased $1.1 million, or 10.1%.

         OTHER INFORMATION. EBITDA1 for the third quarter of 1999 was $39.9 million. Tangible net income1 per share, on a diluted basis, increased 14.8% to $.31 in the third quarter of 1999 as compared to $.27 per share in the third quarter of 1998, as adjusted for the special charges noted above.

----------------------------------

1       EBITDA is defined by  the  Company  as  operating   income  (loss)  plus
depreciation, amortization and other non-cash, special or non-recurring charges. Tangible net income is defined as net income, excluding equity interest, plus after-tax amortization. EBITDA and tangible net income are not intended to represent cash flow from operations and should not be considered as alternatives to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as indicators of the Company's operating performance, as alternatives to cash from operating activities (as determined in accordance with GAAP) or as measures of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA and tangible net income using the same methods; therefore, the EBITDA and tangible net income figures set forth above may not be comparable to EBITDA and tangible net income reported by other companies. Certain covenants contained in the Company's credit agreement are based upon EBITDA.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. In the nine months ended September 30, 1999, revenues increased $45.0 million, or 14.7%, to $350.6 million, primarily due to acquisitions. Newspaper revenues in the nine months ended September 30, 1999 increased $45.0 million, or 15.7%, to $332.1 million, principally due to increased advertising revenue as a result of acquisitions. Advertising revenues increased $36.5 million, or 16.4%, from the prior year period and circulation revenues increased approximately $8.5 million, or 13.1%, primarily due to acquisitions. Commercial printing and other represented 5.3% of the Company's revenues in the nine months ended September 30, 1999 as compared to 6.0% in the nine months ended September 30, 1998.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 34.0% of the Company's revenues for the nine months ended September 30, 1999 as compared to 32.7% for the nine months ended September 30, 1998. Salaries and employee benefits increased $19.3 million, or 19.3%, during the nine months ended September 30, 1999 to $119.2 million, primarily due to acquisitions and increased pension expense.

         NEWSPRINT, INK AND PRINTING CHARGES. In the nine months ended September 30, 1999, newsprint, ink and printing charges were 10.6% of the Company's revenues as compared to 12.8% in the nine months ended September 30, 1998. Newsprint, ink and printing charges in the nine months ended September 30, 1999 decreased approximately $1.9 million, or 4.8%, as compared to the prior year period. During the nine months ended September 30, 1999, newsprint prices declined approximately 12% from the prior year period. The decrease in newsprint expense attributable to cost savings has been offset by volume increases related to the Company's acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.6% of the Company's revenue for both nine month periods ended September 30, 1999 and 1998. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $4.2 million, or 14.2%, to $33.6 million. The 1998 third quarter includes special charges of $3.2 million. Excluding the effect of the 1998 special charges, selling, general and administrative expenses for the nine month period increased $7.3 million, or 28.0%, due to the Company's acquisitions and promotion costs associated with the Company's revenue generating activities.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.2% of the Company's revenues in the nine months ended September 30, 1999 as compared to 5.5% in the nine months ended September 30, 1998. Depreciation and amortization expenses in the nine months ended September 30, 1999 increased $5.1 million, or 30.4%, to $21.9 million due to increased amortization resulting from the Company's acquisitions.

         OTHER EXPENSES. Other expenses accounted for approximately 12.4% and 12.6% of the Company's revenues in the nine months ended September 30, 1999 and 1998, respectively. Other expenses increased $4.9 million, or 12.8%, to $43.5 million in the nine months ended September 30, 1999, primarily due to acquisitions and increased circulation promotion and distribution expenses. Other expenses in the third quarter of 1998 included special charges of $630,000 noted above. Excluding the effect of the 1998 special charge, other expenses for the nine-month period increased $5.6 million from the prior year period, primarily due to acquisitions and increased promotion expense.

         OPERATING INCOME. Operating income increased $13.4 million, or 16.4%, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Excluding the effects of the special charges noted above, operating income for the nine month period increased $9.6 million, or 11.2%, due to the growth in the Company's advertising revenue, continued newsprint cost savings and the effect of acquisitions during the third quarter of 1999.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased primarily due to an increase in interest expense of $8.0 million, or 25.4%, in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, as a result of increased borrowing in connection with the Company's acquisitions including the Goodson Acquisition completed in the third quarter of 1998, offset in part by a decrease in average borrowing rates.

         PROVISION FOR INCOME TAXES. The Company reported an effective tax rate of 40.1% for the nine months ended September 30, 1999 as compared to 38.1% for the nine months ended September 30, 1998. The increase in the effective tax rate for the nine months ended September 30, 1999 is primarily the result of the Company's 1998 acquisitions, particularly the Goodson Acquisition completed in the third quarter of 1998.

         NET INCOME. Net income was $33.3 million, or $.71 per share, basic and diluted, for the nine months ended September 30, 1999 as compared to $26.8 million, or $.55 per share, basic and diluted, for the nine months ended September 30, 1998. Excluding the effect of the 1998 special charges and extraordinary item, net income decreased $320,000 due to the dilutive effect of increased interest and intangible amortization expense in connection with the Goodson Acquisition.

         OTHER INFORMATION. EBITDA for the nine months ended September 30, 1999 was $117.1 million. An increase of $14.7 million from the prior year period. Tangible net income per share, as adjusted for the special charges, on a diluted basis, increased 12.1% to $.89 for the nine months ended September 30, 1999 as compared to $.79 per share in the nine months ended September 30, 1998.

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

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities in the first nine months of 1999 increased $9.0 million to $67.1 million as compared to the first nine months of 1998. Net cash provided by operating activities in 1999 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization), of $55.2 million.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $317.9 million to $29.5 million in the first nine months of 1999 due primarily to the Goodson Acquisition completed in the third quarter of 1998. In 1999, the Company's capital expenditures increased by $8.2 million. The Company has a capital expenditure program (excluding future acquisitions) of approximately $17.0 million in place for 1999, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment, plants and property, vehicles and other assets. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs. The Company expects to continue to fund the 1999 capital expenditure program from operating cash flow. The success of the Company's operations in Philadelphia and surrounding areas has necessitated the construction of a centralized production facility, scheduled to begin in the first quarter of 2000. Costs for this facility are currently estimated to be approximately $35.0 million. In addition to the Company's capital expenditure program noted above, approximately $4.0 - $5.0 million will be expended in 1999 in connection with the Philadelphia facility. The Company expects to fund this construction project with cash flows from operations and borrowings.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $39.9 million in the first nine months of 1999 as compared to net cash provided by financing activities of $291.2 million in the first nine months of 1998. The cash provided in 1998 includes borrowed funds of approximately $808.0 million used to finance the Company's acquisitions. The 1999 activity reflects the use of funds of approximately $24.0 million in connection with the Company's stock repurchase program and approximately $16.0 million for the repayment of senior debt.

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

         As of September 30, 1999, the Company had outstanding indebtedness under the credit facility, due and payable in installments through 2006, of $749.0 million, of which $249.0 million was outstanding under the revolving credit facility. There was $151.0 million of unused and available funds under the revolving credit facility at September 30, 1999.

YEAR 2000

         In 1996, the Company began the initial planning of a comprehensive initiative to address the Year 2000 issue. The Company organized a Year 2000 oversight team led by the Company's senior information technology officer to develop a strategy of evaluation, implementation, testing and contingency planning to address the Company's Year 2000 readiness. The evaluation phase, which began in September 1996 and was completed by December 1996, involved performing a complete, company-wide inventory to identify all internal and external, general purpose and production hardware and software systems, commonly referred to as information technology ("IT") systems, that required modification to become Year 2000 compliant. In conjunction with the Company's internal assessment, the Company communicated with key third parties, namely suppliers of production equipment as well as financial institutions to determine their state of Year 2000 readiness, implementation of Year 2000 compliant systems and related contingency plans. The Company has received a substantial number of responses and is now focusing on non-replies from key third parties. During the third quarter, the Company formalized its contingency plan. The Plan involves utilizing the Company's various production and system resources within each operating cluster to provide alternative support in the event of a system failure at one or more of its properties. The Company will continue to correspond with critical vendors and modify the Company's contingency plans as necessary.

         In January of 1997, the Company began the implementation phase of replacing or modifying system hardware and software as required. The Company has now completed the installation and testing of such hardware and software at its operating properties.

         In accordance with GAAP, the Company's direct Year 2000 costs, including modifying computer software or converting to new programs, are expensed as incurred. Additionally, a majority of the hardware costs for replacement systems will be capitalized as ordinarily accounted for in the normal course of business. These system replacements represent upgrades consistent with the Company's goal to maintain and improve operational efficiencies. The Company has capitalized approximately $6.0 million during the nine-month period ended September 30, 1999 related to new hardware and software in connection with its Year 2000 compliance plan.

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

RECENT EVENTS

         On November 9, 1999, the Board of Directors approved a change effective December 27, 1999 in the Company's fiscal year from a calendar year to an industry standard 52/53 week fiscal year ending on the Sunday nearest to December 31. Accordingly, the Company's 1999 fiscal year end will be December 26, 1999.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q include forward-looking statements, which may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects."

These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, among other things: (i) a decline in general economic conditions, (ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgement in pending or future litigation,
(iv) increased competitive pressure from current competitors and future market entrants, (v) sales of substantial amounts of the common stock in the public markets, or the perception that such sales could occur and (iv) the factors discussed in the Company's Form 10-K for 1998 in "Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Which May Affect the Company's Future Performance." The following factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         At September 30, 1999, the Company had in effect SWAP agreements for a notional amount of $400 million. The fair market value of the SWAPs at September 30, 1999, had the SWAPs been marked to market, would have resulted in a gain of approximately $1.9 million. Assuming a 10% increase or reduction in interest rates for the nine months ended September 30, 1999, the effect on the Company's pre-tax earnings and cash flows would be approximately $1.8 million.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           Stockholder proposals submitted for inclusion in the Company's Proxy Statement to be issued in connection with its 2000 Annual Meeting of Stockholders must be mailed to the Secretary, Journal Register Company, State Street Square, 50 West State Street, Trenton, New Jersey 08608-1298, and must be received by the Secretary on or before December 1, 1999. In accordance with the advance notice provisions contained in the Company's Amended and Restated By-Laws filed as an exhibit to this report, stockholde prposals for presentation at the Company's 2000 Annual Meteing of Stockholders must be received by the Secretary no sooner than January 19, 2000 and no later than February 18, 2000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

                  3(ii)    Form of Amended and Restated By-Laws

                  27.1     Financial Data Schedule

           (B)  REPORTS ON FORM 8-K

                   None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 15, 1999                       JOURNAL REGISTER COMPANY


                                              By: /S/ JEAN B. CLIFTON
                                                  ----------------------------
                                                  Jean B. Clifton
                                                  Executive Vice President &
                                                  Chief Financial Officer
                                                  (signing on behalf of the
                                                  registrant and as principal
                                                  financial officer)

                                  EXHIBIT INDEX


       EXHIBIT NO.                          DESCRIPTION

       3(ii)                                Form of Amended and Restated By-Laws

       27.1                                 Financial Data Schedule