Form 10-K
period 1999-12-26
JOURNAL REGISTER CO
filed 2000-03-24
CIK 1035815

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
           |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended ______________________

           |X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

       For the transition period from January 1, 1999 to December 26, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2000 was approximately $144,311,985.

     As of March 17, 2000, 45,367,428 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

     DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders, which will be filed on or before April 24, 2000.

================================================================================

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: THE PLANS AND OBJECTIVES OF THE COMPANY FOR FUTURE OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, (I) A DECLINE IN GENERAL ECONOMIC CONDITIONS, (II) THE UNAVAILABILITY OR MATERIAL INCREASE IN THE PRICE OF NEWSPRINT, (III) AN ADVERSE JUDGMENT IN PENDING OR FUTURE LITIGATION
AND (IV) INCREASED COMPETITIVE PRESSURE FROM CURRENT COMPETITORS AND FUTURE MARKET ENTRANTS. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE." THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY FUTURE REVISIONS IT MAY MAKE TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Journal Register Company (together with all of its subsidiaries and their respective predecessors (the "Company") is a leading U.S. newspaper publisher, with total paid daily circulation of 636,939 and total non-daily distribution of approximately 4.6 million. As of December 26, 1999, the Company owned and operated 25 daily newspapers and 200 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. The Company's newspapers are characterized by an intense focus on coverage of local news and local sports and offer compelling graphic design in colorful, reader-friendly packages.

         From 1993 through 1999, the Company successfully completed 17 strategic acquisitions, acquiring 13 daily newspapers, 126 non-daily publications and three commercial printing companies. The Company has generally increased the revenues and significantly increased the cash flow and profitability of its acquired newspapers. For the fiscal year ended December 26, 1999, the Company generated revenues of $469.6 million, EBITDA (as hereinafter defined) of $160.7 million and net income of $47.7 million. In 1998, the Company's EBITDA was $146.7 million (excluding special charges and an extraordinary item recorded in the third quarter of 1998). From 1993 through 1999, the Company recorded compound annual growth in revenues and EBITDA (excluding special charges in 1997 and 1998 and the extraordinary item in 1998), of approximately 9.5% and 11.1%, respectively. The Company has achieved this growth through a combination of expanding revenues in existing geographic areas, strategic acquisitions and implementing cost controls and ongoing expense reduction efforts at existing and acquired newspapers.

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

         The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of its newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high product quality standards, using extensive process color and compelling graphic design to attract new readers and to more fully engage existing readers. The Company's newspapers typically are produced using advanced prepress pagination technology and are printed on efficient, high-speed presses.

         The Company's revenues are derived from advertising (approximately 74.3% of 1999 revenues), paid circulation, including single copy sales and subscription sales (20.6% of 1999 revenues), and commercial printing and other (5.1% of 1999 revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, local content and creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profits than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

         The Company's advertising revenues in 1999 were derived primarily from a broad group of local retailers (approximately 56%) and classified advertisers (approximately 42%). No advertiser accounted for more than 2% of the Company's 1999 advertising revenues. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

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

OVERVIEW OF OPERATIONS

         The Company's operations are currently clustered in seven geographic areas:

         CONNECTICUT. In Connecticut, the Company owns the NEW HAVEN REGISTER, a daily newspaper with daily circulation of more than 100,000, and Sunday circulation of approximately 108,000, four suburban daily newspapers, 60 non-daily publications and one commercial printing company. The suburban daily newspapers in this cluster are THE HERALD (New Britain), THE BRISTOL PRESS, THE REGISTER CITIZEN (Torrington) and THE MIDDLETOWN PRESS. The five daily newspapers have aggregate daily and Sunday circulation of approximately 155,000 and 157,000, respectively. The 60 suburban and community non-daily publications have aggregate distribution of approximately 862,000. Included in the non-daily publications is Connecticut Magazine, the state's premier magazine, acquired in September, 1999. Combined, the Company's Connecticut daily newspapers and non-daily publications serve a state-wide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) through Hartford and its suburban areas to the greater New Haven area; and the Connecticut shoreline from New Haven northeast to New London.

         The following table sets forth information regarding the Company's publications in Connecticut:


                                         Year          Year                          Daily           Sunday         Non-Daily
            Publication              Originated(1)   Acquired   Location         Circulation(2)  Circulation(2)   Distribution(3)
            -----------              -------------   --------   --------         --------------  --------------   ---------------

NEW HAVEN REGISTER..............         1755          1989     New Haven            100,030         107,886
THE HERALD......................         1881          1995     New Britain           19,095          38,857(4)
THE BRISTOL PRESS...............         1871          1994     Bristol               14,505              (4)
THE REGISTER CITIZEN............         1889          1993     Torrington            11,352          10,649
THE MIDDLETOWN PRESS............         1884          1995     Middletown            10,034              (4)
Imprint Newspapers
   11 publications..............         1880          1995     Bristol                                               98,766
Shore Line Newspapers
   11 publications..............         1877          1995     Guilford                                             129,739
Elm City Newspapers
    9 publications..............         1931          1995     Milford                                               90,342
Minuteman Newspapers
    2 publications..............         1993          1998     Westport                                              36,707
Housatonic Publications
    9 publications..............         1825          1998     New Milford                                           53,570
CONNECTICUT'S COUNTY KIDS
    2 publications..............         1989          1996     Westport                                              45,000
FOOTHILLS TRADER
    3 publications..............         1965          1995     Torrington                                            50,000
CONNECTICUT MAGAZINE............         1938          1999     Trumbull                                              88,639
Gamer Publications
    3 publications..............         1981          1995     Bristol                                               57,500
EAST HARTFORD GAZETTE...........         1885          1995     East Hartford                                         19,500
THOMASTON EXPRESS...............         1874          1994     Thomaston                                              1,485
TMC (7 publications)............                                                                                     191,020
                                                                                 --------------  --------------      -------
TOTALS..........................                                                     155,016         157,392         862,268
                                                                                 ==============  ==============      =======


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 1999, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid and free distribution. Paid distribution for Housatonic Valley and Minuteman Newspapers reflects Certified Audit of Circulations ("CAC") audit results for the 12 month period ended June 30, 1999. All other non-daily distribution reflects average distribution for December 1999.

(4) In August 1996, the Company commenced publication of a Sunday newspaper, THE HERALD PRESS, serving readers of THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS.

         The NEW HAVEN REGISTER is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The NEW HAVEN REGISTER serves a primary circulation area comprised of the majority of New Haven County and portions of Fairfield, Middlesex and New London Counties. This area (including portions of Fairfield County which are served by related non-daily publications) has a population of 749,137 and had population growth of approximately 8% from 1980 to 1999. This area has average household income of $72,021, which is 28% above the national average of $56,184, and a retail environment comprised of approximately 6,600 stores. This area is home to a number of large and well-established institutions, including Yale University and Yale-New Haven Hospital. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only one locally licensed television station (which serves a state-wide, rather than a local, audience) and a fragmented radio market. Consequently, the Company believes that the NEW HAVEN REGISTER is a powerful local news and advertising franchise for the greater New Haven area.

         THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS serve contiguous areas between New Haven and Hartford. THE BRISTOL PRESS serves an area which has a population of 322,794 and had population growth of approximately 4% from 1980 to 1999. This area has average household income of $75,186, which is 34% above the national average. THE MIDDLETOWN PRESS serves an area which has a population of 98,990 and had population growth of approximately 16% from 1980 to 1999. This area has average household income of $65,197, which is 16% above the national average. THE HERALD serves an area which has a population of 102,575, which is essentially unchanged since 1980. This area has average household income of $52,925. THE REGISTER CITIZEN serves an area which has a population of 245,166 and had population growth of approximately 12% from 1980 to 1999. This area has average household income of $73,639, which is 31% above the national average.

         The Connecticut publications benefit from considerable cross-selling of advertising as well as from news-gathering and production synergies. The NEW HAVEN REGISTER gathers state-wide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; THE HERALD and THE MIDDLETOWN PRESS are printed at one facility, as are THE REGISTER CITIZEN and THE BRISTOL PRESS. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS, the Company started a Sunday newspaper, THE HERALD PRESS, serving readers of these three dailies with three zoned editions and having Sunday circulation of approximately 38,857 as of September 30, 1999.

         PHILADELPHIA AND SURROUNDING AREAS. The Company owns six daily newspapers and 51 non-daily publications serving areas surrounding Philadelphia, Pennsylvania. These publications include, in Pennsylvania, the DAILY LOCAL NEWS (West Chester), THE TIMES HERALD (Norristown), THE PHOENIX (Phoenixville), a group of non-daily newspapers serving Philadelphia's affluent Main Line and a group of 17 weekly newspapers, the InterCounty Newspaper Group, serving suburban Philadelphia and central and southern New Jersey; and also in New Jersey, THE TRENTONIAN (Trenton). The Company also owns two commercial printing companies, acquired with the InterCounty Newspapers in December 1997, one of which prints the 17 weekly newspapers and one of which is a premium quality sheet-fed printing operation. The daily newspapers, acquired in the July 1998 Goodson Acquisition (as hereinafter defined) include, both in Pennsylvania, The Delaware County DAILY TIMES and THE MERCURY, Pottstown. The Goodson Acquisition non-daily publications include, also in Pennsylvania, Acme Newspapers (Ardmore), including THE MAIN LINE TIMES, serving the affluent Main Line, and NEWS OF DELAWARE COUNTY, one of the largest audited community newspapers in the United States; Town Talk Newspapers (Media); and Penny Pincher Shoppers (Pottstown). The six daily newspapers have aggregate daily and Sunday circulation of approximately 187,000 and 166,000, respectively. This non-daily distribution totals approximately 692,000.

         The following table sets forth information regarding the Company's publications in Philadelphia and surrounding areas:

                                    Year          Year                               Daily           Sunday         Non-Daily
         Publication            Originated(1)   Acquired       Location          Circulation(2)  Circulation(2)   Distribution(3)
         -----------            -------------   --------       --------          --------------  --------------   ---------------

DAILY TIMES (4)...........          1876          1998      Delaware County, PA       50,373          47,530
DAILY LOCAL NEWS..........          1872          1986      West Chester, PA          33,127          31,316
THE MERCURY (4)...........          1930          1998      Pottstown, PA             26,099          26,851
THE TIMES HERALD..........          1799          1993      Norristown, PA            20,752          17,787
THE PHOENIX...............          1888          1986      Phoenixville, PA           3,768
THE TRENTONIAN............          1945          1985      Trenton, NJ               53,177          42,513
Suburban Publications
   4 publications.........          1885          1986      Wayne, PA                                                   42,631
InterCounty Newspaper
    Group
    17 publications.......          1869          1997      Bristol, PA                                                109,950
Acme Newspapers
   4 publications (4).....          1930          1998      Ardmore, PA                                                 82,917
Penny Pincher Shoppers
   6 publications (4).....          1988          1998      Pottstown, PA                                               65,000
Town Talk Newspapers
   7 publications (4).....          1964          1998      Media, PA                                                   87,500
MERCER'S PARENT & CHILD
   GUIDE..................          1999         1999(5)    Trenton, NJ                                                 60,000
THE WEEKLY SAVER..........          1996         1996(5)    Trenton, NJ                                                 30,000
TRI-COUNTY RECORD.........          1975          1986      Morgantown, PA                                              21,363
THE HOMES MAGAZINE........          1988         1988(5)    West Chester, PA                                            18,545
THE VILLAGE NEWS..........          1980          1986      Downingtown, PA                                             18,135
THE TIMES RECORD..........          1980          1986      Kennett Square, PA                                           9,000
BLUE BELL JOURNAL.........          1999         1999(5)    Blue Bell, PA                                                7,300
TMC (6 publications)......                                                                                             139,966
                                                                                    ------------  ------------      -----------
TOTALS....................                                                           187,296         165,997           692,307
                                                                                     ===========  ============      ============

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.
(2) Circulation averages for the six months ended September 30, 1999, according to ABC Fas-Fax Report.
(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects average distribution for December 1999, with the following exceptions: Suburban Publications, which includes two publications ( SUBURBAN ADVERTISER and KING OF PRUSSIA COURIER) which reflect the CAC audit for the six months ended June 30, 1999 and THE
     SUBURBAN & WAYNE TIMES which reflects the ABC audit results for the 24 month period ended September 30, 1999; Acme Newspapers, which includes three publications (NEWS OF DELAWARE COUNTY, GERMANTOWN COURIER and MT. AIRY TIMES EXPRESS) which reflect the CAC audit for the six months ended September 30, 1999 and MAIN LINE TIMES which reflects the ABC Audit for the 24 month period ended September 30, 1999.
(4)  Part of the Goodson Acquisition, completed July 15, 1998.
(5)  Year established by the Company.

         The majority of the Company's Pennsylvania publications are located within a 30-mile radius of Philadelphia. The Company's newspapers serve geographic areas with highly desirable demographics. The Delaware County DAILY TIMES serves an area which has a population of 586,647, which has remained substantially unchanged since 1980. This area has average household income of $71,405, which is 27% above the national average. The DAILY LOCAL NEWS serves an area which has a population of 404,637 and had population growth of approximately 37% from 1980 to 1999. This area has average household income of $87,691, which is 56% above the national average. THE MERCURY (Pottstown), located approximately 40 miles west of Philadelphia, serves an area which has a population of 436,692 and had population growth of approximately 18% from 1980 to 1999. This area has average household income of $69,850, which is 24% above the national average. THE TIMES HERALD serves an area which has a population of 170,604 and had population growth of approximately 7% from 1980 to 1999. This area has average household income of $73,619, which is 31% above the national average. THE PHOENIX serves an area which has a population of 118,749 and had population growth of approximately 29% from 1980 to 1999. This area has average household income of $88,152, which is 57% above the national average. The Company's weekly newspaper group, Suburban Publications, in suburban Philadelphia serves an area which has a population of 324,680 and had population growth of approximately 20% from 1980 to 1999. This area has average household income of $108,309, which is 93% above the national average. MAIN LINE TIMES, the flagship of the Acme Newspapers group, serves an area which has a population of 391,936 and had population growth of approximately 1% from 1980 to 1999. This area has average household income of $104,400, which is 86% above the national average. The majority of the Company's Pennsylvania properties are located within 20 miles of the area's largest retail complex, the King of Prussia Plaza and Court, which is the largest mall on the East Coast of the United States in terms of total square footage.

         THE TRENTONIAN is published in Trenton, the capital of New Jersey, located 40 miles north of Philadelphia and 75 miles south of New York City. THE TRENTONIAN serves an area which has a population of 285,905 and had population growth of approximately 7% from 1980 to 1999. This area has average household income of $70,670, which is 26% above the national average.

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

         OHIO. The Company owns four daily newspapers and a commercial printing operation in Ohio. The daily newspapers are THE NEWS-HERALD (Lake County), THE MORNING JOURNAL (Lorain), THE TIMES REPORTER (Dover-New Philadelphia) and, acquired as part of the Goodson Acquisition, THE INDEPENDENT (Massillon). The Company has aggregate daily and Sunday circulation of approximately 126,000 and 141,000, respectively. Non-daily distribution in the Ohio cluster is approximately 125,000.

         The following table sets forth information regarding the Company's publications in Ohio:


                                  Year            Year                             Daily           Sunday          Non-Daily
        Publication           Originated(1)     Acquired      Location        Circulation(2)    Circulation(2)   Distribution(3)
        -----------           -------------     --------      --------        --------------    ------------    ---------------

THE NEWS-HERALD.........          1878           1987         Lake County         50,823           61,505
THE MORNING JOURNAL ....          1921           1987         Lorain              35,850           39,476
                                                              Dover-New
THE TIMES REPORTER......          1903           1987         Philadelphia        24,118           25,451
THE INDEPENDENT (4).....          1871           1998         Massillon           15,034           15,001
COUNTY KIDS                                                   Lake  County &
   2 publications.......          1997           1997(5)      Lorain                                                 38,500
TMC (4 publications)....                                                                                             86,780
                                                                                ---------        ---------          -------
TOTALS..................                                                         125,825          141,433           125,280
                                                                                =========        =========          =======

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.
(2) Circulation averages for the six months ended September 30, 1999, according to ABC Fas-Fax Report.
                                       6

(3) Non-daily distribution is solely free distribution and reflects average distribution for December 1999.
(4)  Part of the Goodson Acquisition, completed July 15, 1998.
(5)  Established by the Company in 1997.

         THE NEWS-HERALD and THE MORNING JOURNAL serve areas located directly east and west of Cleveland, respectively. THE NEWS-HERALD, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga Counties, two of Ohio's five most affluent counties. Lake and Geauga Counties have populations of 222,583 and 83,231, respectively, and had population growth of approximately 6% and 20%, respectively, from 1980 to 1999. Lake and Geauga Counties have average household incomes of $58,122 and $75,437, respectively. THE MORNING JOURNAL serves an area which has a population of 148,191 and had population growth of approximately 1% from 1980 to 1999. This area has average household income of $53,218. THE TIMES REPORTER and THE INDEPENDENT serve contiguous markets primarily in Tuscarawas and western Stark counties. THE TIMES REPORTER serves the rural communities of Dover and New Philadelphia, which are located approximately 80 miles south of Cleveland. THE TIMES REPORTER serves an area which has a population of 109,514 and had population growth of approximately 7% from 1980 to 1999. This area has average household income of $43,027. THE INDEPENDENT (Massillon) serves western Stark County, at the southern edge of the Northeast Ohio industrial area, which is located approximately 60 miles south of Cleveland and 20 miles north of Dover-New Philadelphia. THE INDEPENDENT serves an area which has a population of 240,594 and had population growth of approximately 4% from 1980 to 1999. This area has average household income of approximately $52,675. The Company believes that each of its Ohio newspapers benefits from a fragmented local media environment. The Company further believes that THE NEWS-HERALD and THE MORNING JOURNAL compete effectively with Cleveland's major metropolitan newspaper due to the focus on coverage of local news and local sports. The Company's Ohio cluster benefits from a variety of synergistic opportunities, including the cross-selling of advertising and editorial coverage. In addition, THE TIMES REPORTER and THE Independent benefit from commercial printing synergies, as both operations include commercial printing.

         GREATER ST. LOUIS AREA. The Company owns the SUBURBAN JOURNALS (the "Journals"), the largest group of suburban and community non-daily newspapers in the United States (in terms of total distribution); one daily newspaper; the LADUE NEWS, a weekly newspaper acquired in December 1997; and six other non-daily publications in the greater St. Louis area. The JOURNALS are a group of 42 newspapers which are distributed one to three times each week in the St. Louis suburban areas, including communities in Illinois, with total weekly distribution of approximately 1.7 million. The Company's daily newspaper in this cluster, THE TELEGRAPH (Alton, IL), has daily and Sunday circulation of approximately 28,000 and 30,000, respectively.

The following table sets forth information regarding the Company's publications in the greater St. Louis area:


                                    Year          Year                              Daily           Sunday         Non-Daily
         Publication            Originated(1)   Acquired        Location       Circulation(2)   Circulation(2)  Distribution(3)
         -----------            -------------   --------        --------       --------------   --------------  ---------------

Suburban Newspapers of
  Greater St. Louis (79
  editions of 42 JOURNALS)          1922          1984          St. Louis, MO                                       1,695,580
THE TELEGRAPH.............          1836          1985          Alton, IL          27,885           29,886
LADUE NEWS
   4 publications.........          1981          1997          Ladue, MO                                             149,500
 COUNTY KIDS
  3 publications..........          1996          1996(4)       St. Louis, MO                                          90,000
TMC (1 publication).......                                                                                             15,000
                                                                                ------------    -------------     --------------
TOTALS....................                                                         27,885           29,886          1,950,080
                                                                                ============    =============     ==============


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.
(2) Circulation averages for the six months ended September 30, 1999, according to ABC Fas-Fax Report.
(3) Non-daily distribution includes both paid 7,251 and free 1,942,829 distribution, and reflects the CAC Audit results for the twelve month period ended September 30, 1999 with the following exceptions, which reflect average distribution for December 1999; CLASSIFIED PLUS (ILLINOIS), GRANITE CITY PRESS RECORD, CLASSIFIED PLUS (MISSOURI), SOUTH COUNTY KIDS, ST. CHARLES COUNTY KIDS AND WEST COUNTY KIDS.

(4)  Established by the Company in 1996.

         The JOURNALS have total distribution of approximately 1.1 million mid-week and approximately 634,000 on Sunday, for total weekly distribution of approximately 1.7 million. The JOURNALS reach approximately 90% of the homes in the greater suburban St. Louis area. The JOURNALS serve an area which has a population of approximately 2.4 million and had population growth of approximately 5% from 1980 to 1999. This area has average household income of $57,750. According to EDITOR & PUBLISHER MARKET GUIDE, St. Louis is the 17th largest metropolitan area in the United States. The JOURNALS have received national recognition and have been studied by domestic and foreign publishers as a model of successful neighborhood newspapers. Due to St. Louis' characterization as a city of neighborhoods (92 municipalities comprise St. Louis County alone), the Company believes the JOURNALS offer local retailers a cost-effective way to reach targeted demographic groups, which enables the JOURNALS to compete effectively with the major metropolitan daily and other weekly newspapers in the area. The Company believes that the area's largest radio station competes primarily for major accounts rather than small advertisers and, thus, is not a significant direct competitor. The Company believes that the JOURNALS' targeted, highly localized approach places the JOURNALS in a strong competitive position. LADUE NEWS serves the affluent suburbs west of St. Louis, an area with average household income of $108,019, 92% above the national average. This area has a population of approximately 158,478 and had population growth of approximately 18% from 1980 to 1999. THE TELEGRAPH serves a community located in southeast Illinois, within the greater St. Louis area and which is connected to St. Louis by the Clark Bridge. THE TELEGRAPH serves an area which has a population of 119,184 and had a decline in population of approximately 2% since 1980. This area has average household income of $45,529.

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

         CENTRAL NEW ENGLAND. The Company owns five daily and 18 non-daily publications in the central New England area. The Company's publications in this cluster include THE HERALD NEWS (Fall River, MA), the TAUNTON DAILY GAZETTE (Taunton, MA), THE CALL (Woonsocket, RI), THE TIMES (Pawtucket, RI), the KENT COUNTY DAILY TIMES (West Warwick, RI), acquired August 13, 1999 and a group of weekly newspapers serving the South County, Rhode Island area. The five daily newspapers have aggregate daily circulation of approximately 76,000 and aggregate Sunday circulation of approximately 58,000. The non-daily publications in this cluster have total distribution of approximately 246,000.

         The following table sets forth information regarding the Company's publications in central New England.

                                   Year          Year                               Daily            Sunday           Non-Daily
         Publication           Originated(1)   Acquired     Location           Circulation(2)    Circulation(2)    Distribution(3)
         -----------           -------------   --------     --------           --------------    --------------    ---------------

THE HERALD NEWS...........         1872          1985     Fall River, MA           26,210           27,820
TAUNTON DAILY GAZETTE.....         1848          1996     Taunton, MA              14,142           13,426
THE CALL..................         1892          1984     Woonsocket, RI           16,199           16,314
THE TIMES.................         1885          1984     Pawtucket, RI            15,021
KENT COUNTY DAILY TIMES            1892          1999     West Warwick, RI          4,839
Southern Rhode Island
   Newspapers
   8 publications.........         1854          1995     Wakefield, RI                                                 54,502
Hometown Newspapers
   4 publications.........         1969          1999     West Warwick, RI                                              45,500
COUNTY KIDS...............         1999        1999(4)    Fall River, MA,                                               29,850
                                                          Pawtucket &
NEIGHBORS.................         1999        1999(4)    Woonsocket, RI                                                20,000
TMC (4 publications)......                                                                                              95,800
                                                                               --------------   ------------          --------
TOTALS....................                                                         76,411           57,560             245,652
                                                                                =============   ============          ========

------------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.
(2) Circulation averages for the six months ended September 30, 1999, according to ABC Fas-Fax Report.
(3) Non-daily distribution includes both paid and free distribution. Paid and free non-daily distribution for Southern Rhode Island Newspapers (except THE WESTERLY SHOPPER, THE WEEK IN SOUTH COUNTY AND RHODE ISLAND FAMILY) reflects the CAC Audit report for the six months ended June 30, 1999. The other non-daily distribution figures reflect average distribution for December 1999.
(4)  Established by the Company in 1999.

         THE HERALD NEWS and the TAUNTON DAILY GAZETTE are situated 14 miles apart. Each is approximately 50 miles south of Boston, Massachusetts and 20 miles east of Providence, Rhode Island. The region's largest shopping mall, located in Taunton, contains one million square feet of retail space and approximately 150 stores. THE HERALD NEWS serves an area which has a population of 162,021, which has remained substantially unchanged from 1980. This area has average household income of $44,248. The TAUNTON DAILY GAZETTE serves an area which has a population of 129,134 and had population growth of approximately 24% from 1980 to 1999. This area has average household income of $55,113. THE CALL serves an area which has a population of 182,663 and had population growth of approximately 12% from 1980 to 1999. This area has average household income of $58,265. THE TIMES serves an area which has a population of 182,837 and had population growth of approximately 4% from 1980 to 1999. This area has average household income of $50,015. Southern Rhode Island Newspapers serve an area which has a population of 154,960 and had population growth of approximately 27% from 1980 to 1999. This area has average household income of $63,936, which is 14% above the national average. No local television stations exist in the communities which the central New England newspapers serve. Further, the Company believes that its central New England properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The central New England newspapers benefit from advertising cross-selling; moreover, the Company's Massachusetts and Rhode Island newspapers benefit from significant production and editorial synergies. For example, THE TIMES and THE CALL are printed at the same facility, as are the TAUNTON DAILY GAZETTE and THE HERALD News. Additionally, THE TIMES, THE CALL and the group of paid suburban and community non-daily newspapers serving southern Rhode Island all share certain news gathering resources.

         CAPITAL-SARATOGA REGION OF NEW YORK. The Company owns three daily and four non-daily publications in the Capital-Saratoga Region of New York. The Company's publications in this cluster include THE RECORD (Troy), THE SARATOGIAN (Saratoga Springs), the weekly COMMUNITY NEWS, serving Clifton Park, and THE ONEIDA DAILY DISPATCH, acquired as part of the 1998 Goodson Acquisition. The daily newspapers have aggregate daily circulation of approximately 42,000 and aggregate Sunday circulation of approximately 39,000. The non-daily publications in this cluster have total distribution of approximately 82,000.

         The following table sets forth information regarding the Company's publications in the Capital-Saratoga Region of New York:


                                    Year          Year                          Daily           Sunday         Non-Daily
         Publication           Originated(1)    Acquired      Location     Circulation(2)   Circulation(2)  Distribution(3)
         -----------           -------------    --------      --------     --------------   --------------  ---------------


THE RECORD................          1896          1987         Troy            23,668           25,560
                                                               Saratoga
THE SARATOGIAN............          1855          1998         Springs         11,147           13,008
COMMUNITY NEWS............          1969          1998         Clifton Park                                     28,134
THE ONEIDA DAILY
DISPATCH (4)..............          1850          1998         Oneida           7,581
Oneida-Chittenango
Pennysavers(4)............          1957          1998         Oneida                                           24,000
TMC (2 publication).......                                                                                      30,360
                                                                               ------           --------        ------
TOTALS....................                                                     42,396            38,568         82,494
                                                                               =======          ========        ======

-----------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.
(2) Circulation averages for the six months ended September 30, 1999, according to ABC Fas-Fax Report.
(3) Non-daily distribution is free and reflects average distribution for December 1999.
(4)  Part of the Goodson Acquisition, completed July 15, 1998.

         THE RECORD and THE SARATOGIAN are situated approximately 26 miles apart. THE RECORD serves an area which has a population of 173,159, which has remained substantially unchanged since 1980. This area has average household income of $46,355. THE SARATOGIAN serves an area which has a population of 208,307 and had population growth of approximately 24% from 1980 to 1999. This area has average household income of $55,193. THE ONEIDA DAILY DISPATCH serves an area which has a population of 75,397 and had population growth of approximately 5% from 1980 to 1999. This area has average household income of $47,728. No local television stations exist in the communities which the Capital-Saratoga Region newspapers serve. Further, the Company believes that its Capital-Saratoga Region properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS benefit from significant cross-selling of advertising. These newspapers also benefit from significant production synergies. Directly following the March 9, 1998 acquisition of THE SARATOGIAN and the COMMUNITY NEWS, the newspapers began printing at THE RECORD plant in Troy, taking advantage of that plant's excess capacity and achieving significant cost efficiencies. The three newspapers also share certain news-gathering functions, and the Company believes that additional synergies may be available between them.

         MID-HUDSON REGION OF NEW YORK. The Company owns one daily newspaper and 11 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is THE DAILY FREEMAN in Kingston. The Company's non-daily publications in this cluster are Taconic Press, a group of 10 non-daily newspapers in Dutchess County, New York, acquired September 21, 1998, and THE PUTNAM COUNTY COURIER, serving Putnam County, New York, which the
Company acquired as part of its January 1998 acquisition of HVM, LLC. The Mid-Hudson Region cluster has aggregate daily circulation of approximately 22,000, aggregate Sunday circulation of approximately 29,000 and total non-daily distribution of approximately 603,000.

         The following table sets forth information regarding the Company's publications in the Mid-Hudson Region of New York:

                                  Year           Year                               Daily           Sunday          Non-Daily
       Publication           Originated(1)     Acquired         Location        Circulation(2)  Circulation(2)   Distribution(3)
       -----------           -------------     --------         --------        --------------  --------------   ---------------

DAILY FREEMAN (4).........        1871           1998           Kingston            22,110          29,127
Taconic Press
11 publications...........        1846           1998           Millbrook                                            603,187
                                                                                   --------        --------         --------
TOTALS..................                                                            22,110          29,127           603,187
                                                                                   ========        ========         ========

---------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.
(2) Circulation averages for the six months ended September 30, 1999, according to ABC Fas-Fax Report.
(3) Non-daily distribution includes both paid and free distribution. Paid distribution for the Putnam County Courier, part of the Taconic Press publications, reflects the CAC Audit report for the twelve months ended June 30, 1999. All other distribution reflects average distribution for December 1999.
(4)  Part of the Goodson Acquisition, completed July 15, 1998.

         THE DAILY FREEMAN, Taconic Press and THE PUTNAM COUNTY COURIER serve markets in the Mid-Hudson Region of New York. THE DAILY FREEMAN serves an area which has a population of 265,862 and had population growth of approximately 6% from 1980 to 1999. This area has average household income of $47,837. Taconic
Press newspapers serve an area which has a population of 95,401 and had population growth of approximately 8% from 1980 to 1999. This area has average household income of $61,827. THE PUTNAM COUNTY COURIER serves an area which has a population of 89,937 and had population growth of approximately 22% from 1980 to 1999. This area has average household income of $83,108. One independent television station (which serves a regional, rather than a local, audience) exists in the communities which the Mid-Hudson Region newspapers serve. Further, the Company believes that its Mid-Hudson Region properties benefit from fragmented local radio markets. As a result, the Company believes that each of these newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Company believes that the Mid-Hudson Region newspapers benefit from significant cross-selling of advertising, production synergies and certain news-gathering resources. Certain publications in this cluster also benefit from advertising cross-selling with THE REGISTER CITIZEN (Torrington, CT) and Housatonic Publications (New Milford, CT), which serve Litchfield County, Connecticut.

ADVERTISING

         Substantially all the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable. Local advertising is more stable than national advertising because a community's need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose. Advertising revenues accounted for approximately 74.3% of the Company's total revenues for 1999. The Company's advertising rate structures vary among its publications and are a function of various factors, including results achieved for advertisers, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether classified or display). In 1999, local and regional advertising accounted for the largest share of the Company's advertising revenues (55.6%), followed by classified advertising (39.3%), legal advertising (2.4%) and national advertising (2.7%). The Company's advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including realtors, car dealerships, grocery stores and other local businesses. No advertiser accounted for more than 2% of the Company's total 1999 advertising revenues. The Company's corporate management works with its local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. Local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staff to develop marketing kits, presentations and third-party research studies. A portion of the compensation for the

Company's publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables, and sales compensation depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Local Economies."

CIRCULATION

         Substantially all of the Company's circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Circulation accounted for approximately 20.6% of the Company's total revenues in 1999. Approximately 66.2% of 1999 circulation revenues were derived from subscription sales and approximately 33.8% from single copy sales. Single copy sales rates currently range from $.25 to $.50 per daily copy and $.75 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales and that single copy readers tend to be more active consumers of goods and services, as indicated by an NAA study. Single copy sales also tend to generate a higher profit than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. In 1999, the Company had total paid daily circulation of 636,939, paid Sunday circulation of 619,963 and non-daily distribution of approximately 4.6 million, most of which is distributed free of charge. The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls through formal reports which are reviewed weekly in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership, through both subscription and single copy sales. Circulation has generally declined throughout the newspaper industry in recent years, and the Company's newspapers have generally experienced this trend, even as overall operating performance of its newspapers has improved. The Company seeks to maximize the overall operating performance rather than maximizing circulation of its individual newspapers.

ONLINE OPERATIONS

         The Company publishes 27 Web sites which represent their various newspapers and magazines. A number of the Web sites are "cluster" sites combining publications within a specific geographic area. The largest cluster site is www.CTCentral.com, which represents the NEW HAVEN REGISTER, THE BRISTOL PRESS, THE HERALD (New Britain), THE REGISTER CITIZEN (Torrington) and THE MIDDLETOWN PRESS. In addition to these five dailies, the site also includes news, information and ads from 24 weekly publications situated throughout Connecticut.

         Cluster sites also exist in St. Louis, www.yourjournal.com, representing the Suburban Newspapers of Greater St. Louis group; Philadelphia, www.allaroundphilly.com, representing the Delaware County Daily and Sunday Times, the DAILY LOCAL NEWS (Westchester), THE MERCURY (Pottstown), THE TIMES HERALD (Norristown), THE PHOENIX (Phoenixville), THE TRENTONIAN (Trenton, NJ) and the weekly publications; the Capital region of New York, www.CapitalCentral.com, representing THE RECORD (Troy) and THE SARATOGIAN; and in Rhode Island, www.RICentral.com, representing Southern Rhode Island Newspapers and the KENT COUNTY DAILY TIMES.

         The remaining Company newspapers, along with Connecticut Magazine, have individual Web sites.

         The primary source of online revenue is from classified advertising. For the year ended December 26, 1999, the 27 web sites generated approximately $3.2 million as compared to approximately $1.8 million for the year ended December 31, 1998.

         The Company is in the process of re-launching its sites which will offer viewers significantly more content, improved functionality and increased interactive opportunities.

OTHER OPERATIONS

         The Company  owns and operates  four  commercial  printing  facilities:
Imprint Printing in North Haven, Connecticut; Midwest Offset in New Philadelphia, Ohio; Nittany Valley Offset in State College, Pennsylvania; and InterPrint in Bristol, Pennsylvania. These operations also print certain of the Company's publications. The commercial printing operations accounted for approximately 5.1% of the Company's 1999 revenues. The Company also owns Integrated Newspaper Systems, Inc., a company which develops application software for the newspaper industry.

EMPLOYEES

         The Company employs approximately 5,500 employees.

RAW MATERIALS

         The basic raw material for newspapers is newsprint. The Company's newsprint consumption (excluding paper consumed in the Company's commercial printing operations) totaled approximately $36.5 million in 1999, which was approximately 8.2% of the Company's newspaper revenues. In 1999, the Company consumed approximately 82,000 metric tons of newsprint, including paper consumed in its commercial printing operations. The Company has no long-term contracts to purchase newsprint. Generally, the Company has in the past and currently purchases all of its newsprint from two suppliers, although in the future the Company may purchase newsprint from other suppliers. The Company believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower per unit newsprint prices. The Company also believes that it purchases newsprint at price levels lower than those which are available to individually owned small metropolitan and suburban daily newspapers and suburban and community non-daily publications and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint reflected a decrease of approximately 18% in 1997 and an increase of approximately 8% in 1998 and a decrease of approximately 13% in 1999, in each case compared to the previous year. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Price and Availability of Newsprint."

SEASONALITY

         Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

COMPETITION

         While many of the Company's metropolitan and suburban daily newspapers are the only daily newspapers of general circulation published in their respective communities, they compete within their own geographic areas with other daily and weekly newspapers of general circulation published in adjacent or nearby cities and towns. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, on-line services and other forms of communication and advertising media. Since 1995, the Company has been developing web sites for each of its publications which attract readers and advertisers. The Company has published an on-line version of the NEW HAVEN REGISTER since 1995. The Company has an on-line editorial presence and a full on-line classified advertising service for each of its daily newspapers and weekly newspaper groups. Competition for newspaper advertising expenditures is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company's non-daily publications, including shoppers and real estate guides, primarily compete with direct mail advertising, shared mail packages and other private advertising delivery services. The Company believes that, because of the relative competitive position of its suburban and community non-daily publications in the communities which they serve, such publications generally have been able to compete effectively with other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Newspaper Industry Competition."

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

ITEM 2.  PROPERTIES.

         The Company owns and operates 118 facilities used in the course of producing and publishing its daily and non-daily publications. Approximately 80 of the Company's facilities are leased for terms ranging from one to six years. These leased facilities range in size from approximately 160 to 70,000 square feet. The location and approximate size of the principal physical properties used by the Company at December 26, 1999, as well as the expiration date of the leases relating to such properties which the Company leases are set forth below:

                                                       Approximate Area in Square Feet
                                                --------------------------------------------
                Location                        Owned Square Feet          Leased Square Feet      Lease Expiration Date
                --------                        -----------------          ------------------      ---------------------

New Haven, CT.........................             205,000(1)(3)
New Britain, CT.......................              33,977(1)(3)
Bristol, CT...........................              40,000(1)(3)
Torrington, CT........................              36,120(1)(3)
Middletown, CT........................              30,000(1)(3)
North Haven, CT.......................              24,000(3)                    10,000(3)                   12/31/05
Guilford, CT..........................              18,400(1)                     2,500(1)                    5/31/01
Colchester, CT........................                                            1,900(1)                   12/31/02
Trumbull, CT..........................                                            6,187(1)                     1/9/04
Westport, CT..........................                                            1,620(1)                   12/31/02
Milford, CT...........................              11,745(1)
New Milford, CT.......................                                            6,840(1)                    8/15/03
Old Saybrook, CT......................                                            1,950(1)                    3/31/00
Willoughby, OH........................              80,400(1)(3)
Lorain, OH............................              68,770(1)(3)
New Philadelphia, OH..................              85,567(1)(3)
Moorestown, NJ........................                                            2,000(1)                    3/31/02
Trenton, NJ...........................              54,642(1)(3)                 18,889(2)                   11/30/00
Turnersville, NJ......................              11,032(1)
West Chester, PA......................              34,000(1)(3)
Norristown, PA........................              40,000(1)(3)
Newtown, PA...........................
Philadelphia, PA......................                                           2,700(1)                     3/31/03
Ridley, PA............................               8,000(1)                    1,500(1)
Phoenixville, PA......................              10,696(1)(3)                                              9/30/02
Wayne, PA.............................              11,980(1)(3)
State College, PA.....................              23,365(1)(3)                 2,800(4)                    8/31/00
Bristol, PA...........................                                          70,000(1)(3)                 12/31/04
Fall River, MA........................              57,571(1)(3)
Taunton, MA...........................              21,100(1)(3)
Pawling, NY...........................                                           2,000(1)                     9/30/00
Troy, NY..............................              50,000(1)(3)
Saratoga, NY..........................              11,000(1)
Carmel, NY............................                                           2,000(1)                     9/30/00
Woonsocket, RI........................              49,338(1)(3)
Pawtucket, RI.........................              41,096(1)(3)
Wakefield, RI.........................              11,750(1)(3)
St. Louis, MO.........................              69,415(1)(3)                22,043(1)                    12/31/00
Warrenton, MO.........................                                           1,900(1)                     8/31/03
Festus, MO............................                                           6,783(1)                    12/31/00
Hazelwood, MO.........................                                           5,000(1)                     2/05/05
St. Charles, MO.......................                                           4,298(1)                     6/30/04
Collinsville, IL......................              14,587(1)
Granite City, IL......................              17,550(1)
Belleville, IL........................               8,400(1)



                                                       Approximate Area in Square Feet
                                                --------------------------------------------
                Location                        Owned Square Feet          Leased Square Feet      Lease Expiration Date
                --------                        -----------------          ------------------      ---------------------

Alton, IL.............................              39,000(1)(3)                 16,000(4)                    1/31/01
Oneida, NY............................              24,000(1)(3)
Kingston, NY..........................              25,800(1)(3)
Ardmore, PA...........................              25,250(1)(3)
Media, PA.............................                                            4,500(1)                    4/30/04
Primos, PA............................              85,000(1)(3)
Pottstown, PA.........................              48,000(1)(3)                  7,031(3)                    9/30/00
Massillon, OH.........................              25,000(1)(3)
Millbrook,  NY........................               5,000(1)


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 17, 2000 with respect to each person who is an executive officer of the Company:


      NAME                                                          POSITION

Robert M. Jelenic.......................................     Chairman, President and Chief Executive Officer
Jean B. Clifton.........................................     Executive Vice President, Chief Financial Officer
                                                               and Secretary
Allen J. Mailman........................................     Senior Vice President, Technology
William J. Higginson....................................     Vice President, Production


        ROBERT M. JELENIC is the Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company, and has been a director of the Company and its predecessors for more than the past six years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 24 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the NAA and Chairman of the NAA's Technology Committee. Mr. Jelenic is 49 years old.

        JEAN B. CLIFTON is Executive Vice President, Chief Financial Officer and Secretary of the Company, positions she has held since the inception of the Company, and has been a director of the Company and its predecessors for more than the past six years. Prior to joining the Company, Ms. Clifton, a Certified Public Accountant, had been employed by Arthur Young & Co. (a predecessor to Ernst & Young LLP). She has 14 years of senior management experience in the newspaper industry. Ms. Clifton is a graduate of the University of Michigan School of Business Administration. Ms. Clifton is a member of the Postal Affairs Committee and the Employee Benefits Committee of the NAA. Ms. Clifton is 39 years old.

        ALLEN J. MAILMAN is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999 he was Vice President of Technology of the Company. From the Company's inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. He has 25 years of management experience in the newspaper industry, including 14 years with Newhouse Publications. Mr. Mailman received a Bachelor of Arts degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 53 years old.

        WILLIAM J. HIGGINSON is Vice President of Production of the Company, a position he has held since July 1995. From January 1994 to July 1995, he was Corporate Production Director of the Company and, from 1991 to January 1994, was Production Director of the NEW HAVEN REGISTER. Mr. Higginson has 27 years of experience in the newspaper industry. Mr. Higginson is 44 years old.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.01 per share (the "Common Stock"), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol "JRC." The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:

                                                  HIGH             LOW
                                                  ----             ---
                                                       (Per Share)
           Year ended December 26, 1999
           ----------------------------

           Fourth Quarter                        $15 3/4          $11 13/16
           Third Quarter                          21 7/8           13 7/16
           Second Quarter                         23               11 3/8
           First Quarter                          15 7/8           11 11/16

           Year ended December 31, 1998
           ----------------------------

           Fourth Quarter                        $16 3/16           $12 1/8
           Third Quarter                           18 7/8            13 3/4
           Second Quarter                          23 7/8            16 5/16
           First Quarter                           21                18




         On March 17, 2000, there were approximately 50 stockholders of record of the Common Stock. The Company believes that it has approximately 1,272 beneficial owners.

         The Company has not paid dividends on the Common Stock and does not currently anticipate paying dividends on the Common Stock in the foreseeable future. The Company currently intends to retain future earnings for reinvestment in the Company. In addition, the Credit Agreement (as hereinafter defined) places limitations on the Company's ability to pay dividends or make any other distributions on the Common Stock. See Note 5 of "Notes to Consolidated Financial Statements." Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

         The Company is a holding company which conducts its operations through direct and indirect subsidiaries. The Company's available cash will depend upon the cash flow of its subsidiaries and the ability of such subsidiaries to make funds available to the Company in the form of loans, dividends or otherwise. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends or otherwise. The Credit Agreement is secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. In addition, the Company's subsidiaries may, subject to limitations contained in the Credit Agreement, become parties to financing arrangements which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy or similar proceedings of a subsidiary, creditors of such subsidiary would generally be entitled to priority over the Company with respect to assets of the affected subsidiary.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected combined data (except number of newspapers and per share amounts) for the combined balance sheet of the Company as of December 31, 1995, the consolidated balance sheet of the Company as of December 26, 1999 and the consolidated balance sheets of the Company as of December 31, 1998, 1997 and 1996 and the related consolidated statements of income and cash flows for each of the five years in the period ended December 26, 1999 have been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this Report.


                                                        Year ended             Year Ended December 31,
                                                        December 26,   -------------------------------------------------
                                                          1999(1)      1998         1997         1996         1995
                                                        -----------    ----         ----         ----         ----
                                                       (In thousands, except number of newspapers and per share amounts)
Statement of Income Data:

Revenues:
     Advertising................................            $348,995    $312,908     $266,914      $256,971   $249,534
     Circulation................................              96,783      89,388       80,211        79,776     73,797
                                                           ----------  ----------   ---------    -----------  --------
Newspaper revenues..............................             445,778     402,296      347,125       336,747    323,331
Commercial printing and other...................              23,787      24,484       12,282        14,373     15,626
                                                           ----------  ----------   ---------    -----------  --------
                                                             469,565     426,780      359,407       351,120    338,957
Operating expenses:
     Salaries and employee benefits.............             157,110     139,216      114,302       111,626    110,651
     Newsprint, ink and printing charges........              48,432      53,594       40,452        50,110     48,243
     Selling, general and administrative........              45,318      39,047       30,450        30,993     28,678
     Depreciation and amortization..............              28,798      23,844       20,480        20,525     19,178
     Other......................................              57,975      52,012       40,783        38,976     38,743
     Special charge(2)..........................                  --          --       31,899            --         --
                                                            --------    ---------    ---------    ---------    -------
                                                             337,633     307,713      278,366       252,230    245,493
                                                            --------    ---------    ---------    ---------    -------
Operating income................................             131,932     119,067       81,041        98,890     93,464
Net interest and other expense..................             (52,347)    (45,321)     (42,288)      (56,472)   (64,028)
                                                            ----------  ---------    ---------    ----------   --------
Income before provision for income taxes,
     equity interest and extraordinary item ....              79,585      73,746       38,753        42,418     29,436

Provision for income taxes......................              31,694      28,112       15,784        14,309      2,653
                                                            ----------  ---------    ---------    ----------    --------
Income before extraordinary item
      and equity interest ......................              47,891      45,634       22,969        28,109     26,783
Equity interest.................................                (226)         --           --            --         --
                                                            ----------  ---------     --------    ----------    --------
Income before extraordinary item................              47,665      45,634       22,969        28,109     26,783
Extraordinary item (3)..........................                  --      (4,495)          --            --         --
Net income .....................................            $ 47,665    $ 41,139     $ 22,969     $  28,109    $26,783
                                                            ==========  =========    =========    ==========   ==========
Income before extraordinary item per common share           $   1.02    $    .94     $    .51     $      --    $    --
Net income per common share, basic and diluted..            $   1.02    $    .85     $    .51     $      --    $    --
Proforma net income per common share(4).........            $     --    $     --     $     --     $     .74    $    --

OTHER DATA:
EBITDA(5)(6)....................................            $160,730    $146,706     $133,420     $ 119,415    $112,642
EBITDA Margin(6)................................                34.2%       34.4%        37.1%         34.0%       33.2%
Net income as adjusted, per common share(5).....            $     --    $    .99     $     --     $      --    $     --
Tangible net income, as adjusted(5)(6)                      $ 58,887    $ 55,537     $ 46,042     $  31,905    $ 30,931
Tangible net income, as adjusted, per common share(5)(6)    $   1.26    $   1.14     $   1.02     $      --    $     --

Capital expenditures............................            $ 17,438    $ 12,914     $  9,727     $   7,675    $  4,859
Net cash provided by operating activities.......              89,952      78,905       66,030        60,065      26,778
Net cash used in investing activities...........              32,084     352,774       19,447        25,700      50,557
Net cash (used in) provided by  financing
     activities.................................             (63,320)    274,228      (46,946)      (34,441)     24,384
Number of daily newspapers, end of period.......                  25          24           18            18          17
Number of non-daily publications, end of
     period.....................................                 200         185          141           118         114

                                       19


 ITEM 6.  SELECTED FINANCIAL DATA.  (CONTINUED)

                                                        Year ended             Year Ended December 31,
                                                        December 26,   -------------------------------------------------
                                                          1999(1)      1998         1997         1996         1995
                                                        -----------    ----         ----         ----         ----
                                                       (In thousands, except number of newspapers and per share amounts)

BALANCE SHEET DATA:
Total current assets............................         $ 88,397     $ 81,878     $ 77,833      $ 66,035     $ 73,456
Property, plant and equipment, net..............          104,976       99,978       92,620        91,713       99,036
Total assets....................................          687,180      671,869      327,931       305,985      306,434
Total current liabilities, less current maturities of
     long-term debt.............................           53,380       50,124       39,034        37,720       44,582
Total debt, including current maturities........          731,467      765,000      490,774       654,825      689,256
Stockholders'/members' deficit(7)...............        $(207,383)   $(225,313)   $(266,242)    $(423,658)   $(451,767)


(1) In 1999, the Company changed its fiscal year from a calendar year to a fiscal year ending on the Sunday closest to December 31st. Accordingly, the Company's 1999 fiscal year results are reported for the period January 1, 1999 through December 26, 1999.

(2) The 1997 special charge of $31.9 million (before benefit for income taxes of $13.0 million) was incurred in connection with the Company's initial public offering and was comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. The management bonus was comprised of 1.1 million shares of Common Stock and a cash portion to satisfy the recipients' tax obligations arising from the management bonus.

(3) The 1998 extraordinary item represents a loss of $4.5 million (net of tax) related to the Company's 1998 debt extinguishment in connection with the prior credit agreement.

(4) Proforma net income per common share for 1996 was calculated reflecting the 37,962,500 shares which were issued and outstanding prior to the Company's initial public offering, but subsequent to December 31, 1996.

(5) The 1998 other data excludes the effects of special charges ($3.8 million, before tax benefit, $3.2 million of which was recorded in selling, general and administrative and approximately $630,000 in other expenses) related to the cancellation of the Company's convertible debt offering, integration of the Goodson Acquisition, and an increase to certain receivable reserves and an extraordinary item ($4.5 million, net of tax) as discussed in Note (3) above. The 1997 other data excludes the effect of the special charge of $31.9 million (before benefit for income taxes of $13.0 million) comprised of $28.4 million for a management bonus and $3.5 million for the discontinuance of a management incentive plan. See Note 5 of "Notes to Consolidated Financial Statements."

(6) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash, special or non-recurring charges. Tangible net income is defined as net income, excluding equity interest, plus after-tax amortization. EBITDA and tangible net income are not intended to represent cash flow from operations and should not be considered as alternatives to operating or net income computed in accordance with generally accepted accounting principles ("GAAP"), as indicators of the Company's operating performance, as alternatives to cash from operating activities (as determined in accordance with GAAP) or as measures of liquidity. The Company believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA and tangible net income using the same methods; therefore, the EBITDA and tangible net income figures set forth above may not be comparable to EBITDA and tangible net income reported by other companies. Certain covenants contained in the Company's Credit Agreement are based upon EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Tangible net income per share is calculated using the weighted-average shares outstanding on a diluted basis.

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

         As of December 26, 1999, the Company owned and operated 25 daily newspapers and 200 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of December 26, 1999, the Company had total paid daily circulation of 636,939, total paid Sunday circulation of 619,963 and total non-daily distribution of approximately 4.6 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership, (ii) grow by acquisition, (iii) capture synergies from geographic clustering and (iv) implement consistent operating policies and standards. From 1993 through 1999, the Company successfully completed 17 strategic acquisitions, acquiring 13 daily newspapers, 126 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications. The third is a premium quality sheet-fed printing company.

         The Company believes that its newspapers are generally effective in addressing the needs of local readers and advertisers. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

         As part of the Company's strategy, the Company focuses on increasing advertising and circulation revenues and expanding readership at its existing and newly acquired properties. The Company has also developed certain operating policies and standards which it believes have resulted in significant improvements in the cash flow and profitability of its existing and acquired newspapers, including: (i) focusing on local content, (ii) maintaining and improving product quality, (iii) enhancing distribution and (iv) promoting community involvement.

         In 1999, the Company changed from a calendar year to the industry standard fiscal year ending on the Sunday closest to December 31st. Accordingly, the Company's 1999 results are reported for the period January 1, 1999 through December 26, 1999.

YEAR ENDED DECEMBER 26, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REPORTING PERIOD. As stated above, in 1999 the Company changed its fiscal year and consequently ended the year on December 26, 1999. Therefore, unless specified otherwise, all comparisons to the 1998 reporting period are affected by the loss of days in the 1999 year-end period.

         REVENUES. In 1999, revenues increased $42.8 million, or 10.0%, to $469.6 million, due to acquisitions. Newspaper revenues increased $43.5 million, or 10.8%, to $445.8 million in 1999, principally due to increased advertising revenue as a result of acquisitions. Circulation revenues increased approximately $7.4 million, or 8.3%, to $96.8 million in 1999. Commercial printing and other represented 5.1% of the Company's revenues in 1999, as compared to 5.7% in 1998. On-line revenue, included in advertising revenue, increased 75% from the prior-year period to $3.2 million. Revenue, including the five-day period ended December 31, 1999, increased approximately $47.4 million, or 11.1%, from the prior-year.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 33.5% of the Company's revenues in 1999 and 32.6% in 1998. Salaries and employee benefits increased $17.9 million, or 12.9%, in 1999 to $157.1 million, primarily due to acquisitions and increased pension expense.

         NEWSPRINT, INK AND PRINTING CHARGES. In 1999, newsprint, ink and printing charges were 10.3% of the Company's revenues, as compared to 12.6% in 1998. Newsprint, ink and printing charges decreased $5.2 million, or 9.6%, in 1999 as compared to 1998. During 1999, the average newsprint price per ton declined approximately 13% from the prior period. The decrease in newsprint expense attributable to reductions in price have been offset in part by volume increases related to the Company's acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.7% and 9.1% of the Company's revenues for 1999 and 1998, respectively. Selling, general and administrative expenses for 1999 increased $6.3 million, or 16.1%, to $45.3 million. During the third quarter of 1998, the Company recorded special charges of $3.2 million (see Note 5 to Selected Financial Data). Excluding the special charges, selling, general and administrative expenses for 1999 increased $9.5 million, or 26.3%, from the prior year, primarily due to acquisitions and promotion costs associated with the Company's revenue generating activities.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.1% of the Company's revenues in 1999 as compared to 5.6% in 1998. Depreciation and amortization expenses increased $5.0 million, or 20.8%, to $28.8 million in 1999, primarily due to increased amortization resulting from the Company's acquisitions.

         OTHER EXPENSES. Other expenses accounted for 12.3% of the Company's revenues in 1999 as compared to 12.2% in 1998. Other expenses increased $6.0 million, or 11.5%, to $58.0 million in 1999, primarily due to acquisitions and increased promotion expenses. During the third quarter of 1998, the Company reported $630,000 in special charges (see Note 5 to Selected Financial Data). Excluding the $630,000 in special charges, other expenses for 1999 increased $6.6 million, or 12.8%, from the prior-year period.

         OPERATING INCOME. Operating income increased $12.9 million in 1999 to $131.9 million from $119.1 million in 1998, which included special charges of $3.8 million as noted above. Excluding the effect of the special charges in 1998, operating income increased $9.1 million, or 7.4%, due to growth in the Company's advertising revenue, continued newsprint cost savings and the effect of acquisitions.

         INTEREST EXPENSE. Interest expense increased $6.8 million, or 15.0%, from 1998 to 1999 as a result of increased borrowing in connection with the Company's acquisitions, including the Goodson Acquisition completed in the third quarter of 1998, offset in part by 1999 debt repayments and a decrease in average borrowing rates.

         PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 39.8% and 38.1% for the years ended December 26, 1999 and December 31, 1998, respectively. The increase in the effective tax rate is primarily a result of the Company's acquisitions, particularly the Goodson Acquisition completed in the third quarter of 1998.

         EXTRAORDINARY ITEM. The Company recorded an extraordinary item related to the write-off of deferred financing charges in connection with the Company's prior credit agreement in the amount of $4.5 million ( net of $2.8 million income tax benefit) in the third quarter of 1998.

         EQUITY INTEREST. During 1999, the Company purchased a 7.14% interest in AdOne, LLC ("AdOne"), a provider of classified advertising on the Internet. The loss recorded in 1999 represents the Company's prorata share of AdOne's net loss since the date of the Company's investment.

         NET INCOME. Net income was $47.7 million, or $1.02 per share, basic and diluted, for 1999, as compared to $41.1 million, or $.85 per share, basic and diluted, for 1998, which reflects $6.8 million (net of $4.3 million of income tax benefit) of special charges and an extraordinary item.

         OTHER INFORMATION. EBITDA increased $14.0 million, or 9.6%, to $160.7 million from $146.7 million in 1998. Tangible net income in 1999 was $58.9 million, or $1.26 per share, as compared to $55.5 million or $1.14 per share in 1998.

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

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.1% and 8.5% of the Company's revenues for 1998 and 1997, respectively. Selling, general and administrative expenses for 1998 increased $8.6 million, or 28.2%, to $39.0 million, due to the Company's acquisitions and the special charges incurred during the third quarter of 1998 of $3.2 million (see Note 5 to Selected Financial Data). Excluding the special charges, selling, general and administrative expenses for 1998 increased $5.4 million from the prior-year primarily due to acquisitions and represented 8.4% of the Company's revenues for 1998.

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

         OTHER EXPENSES. Other expenses accounted for 12.2% of the Company's revenues in 1998 as compared to 11.3% in 1997. Other expenses increased $11.2 million, or 27.5%, to $52.0 million in 1998, primarily due to acquisitions, increased circulation promotion expenses, increased postage expense related to the Company's preprint advertising sales and $630,000 in special charges incurred in the third quarter of 1998 (see Note 5 to Selected Financial Data). Excluding the $630,000 in special charges, other expenses for 1998 increased $10.6 million and represented 12.0% of the Company's revenues for 1998.

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

         EXTRAORDINARY ITEM. The Company recorded an extraordinary item related to the write-off of deferred financing charges in connection with the Company's prior credit agreement in the amount of $4.5 million (net of $2.8 million income tax benefit) in the third quarter of 1998.

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

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities increased $11.0 million to $90.0 million in 1999. Net cash provided by operating activities in 1999 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization), of $76.5 million.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $320.7 million to $32.1 million in 1999. The 1998 investing activity reflects the Company's purchase of the Goodson Newspaper group for approximately $300.0 million. In 1999, the Company's capital expenditures increased by $4.5 million, due primarily to the 1998 acquisitions and system conversions related to Year 2000. During 1999, the Company began the initial planning phases for its new Philadelphia printing facility. As of December 26, 1999, approximately $1.8 million of expenditures were made in connection with the facility. The total cost of the project is currently estimated to be $35.0 million and is expected to be completed in 2001. The Company expects to fund this construction project with cash flows from operations and borrowings. The Company has a capital expenditure program (excluding future acquisitions) of approximately $17.0 million in place for 2000, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment, plants and property, vehicles and other assets. The 2000 budget also includes funds of approximately $25.0 million for costs associated with the Philadelphia plant. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $63.3 million in 1999 as compared to net cash provided by financing activities of $274.2 million in 1998. The 1998 activity reflects net proceeds of approximately $808.0 million from the issuance of senior secured debt in connection with the Company's new credit facility, $533.8 million which was used to repay outstanding debt. The 1999 activity reflects the use of funds of approximately $29.9 million in connection with the Company's stock repurchase program and approximately $33.5 million for the repayment of senior debt.

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

         The Credit Agreement also provides for an uncommitted multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500.0 million as permitted by the administrative agent to be repaid under conditions as defined in the Credit Agreement.

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

         Interest rate protection agreements (IRPAs) relating to the Company's borrowings at December 26, 1999 included SWAP agreements with a notional principal amount of $619.0 million. At December 31, 1998, the Company's borrowings included a SWAP agreement with a notional principal amount of $300.0 million which matured on January 29, 1999. On January 29, 1999, the Company's new SWAP agreements became effective, for an aggregate notional principal amount of $400.0 million which reduce by $75.0 million per year beginning on January 31, 2000 and expire on October 29, 2002. The agreements exchange a floating LIBOR rate plus an applicable margin for a fixed LIBOR rate plus an applicable margin. In 1999, the Company entered into additional three month SWAP agreements in an aggregate notional amount of $219.0 million which mature by March 15, 2000. As of December 26, 1999, if the SWAPs were marked to market, they would result in a net gain of approximately $6.1 million. The fair value as of December 26, 1999 of the IRPAs were obtained from the Company's bank. The fixed LIBOR rate of the SWAP agreements range from 5.85% to 6.04%. For the year ended December 26, 1999, the Company's weighted average effective interest rate on its outstanding debt balance was approximately 6.75%. This takes into account the interest rate protection agreements in effect during that period.

         As of December 26, 1999, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $731.5 million, of which $231.5 million was outstanding under the revolving credit facility. There was $168.5 million of unused and available funds under the revolving credit facility at December 26, 1999.

YEAR 2000

         During the fourth quarter of 1999, the Company completed the final phases of its remediation, testing and contingency planning in order to ensure the Company's Year 2000 readiness. As a result of the Company's planning and implementation efforts, the Company experienced no significant interruptions in operations during the transition period from 1999 to 2000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems or the products and services of third parties. The Company will continue to monitor all general purpose and production hardware and software as well as those of its suppliers and vendors for any potential Year 2000 issues that may surface.

         In accordance with GAAP, the Company's direct Year 2000 costs, including modifying computer software or converting to new programs, were expensed as incurred. Additionally, a majority of the hardware costs for replacement systems were capitalized as ordinarily accounted for in the normal course of business. These system replacements represented upgrades consistent with the Company's goal to maintain and improve operational efficiencies. The Company capitalized approximately $6.1 million related to new hardware and software in connection with its Year 2000 compliance plan as of December 26, 1999.

INFLATION

         The Company's results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

RECENT EVENTS

         On November 9, 1999, the Company's Board of Directors approved a change, effective December 27, 1999, in the Company's fiscal year from a calendar year to an industry standard 52/53 week fiscal year ending on the Sunday nearest to December 31st.

         During 1999, the Company's Board of Directors authorized the use of up to $50.0 million per year for the repurchase of Common Stock. As of December 26, 1999, the Company had repurchased 2,369,200 shares. As of March 17, 2000, the Company had repurchased an additional 707,200 shares on the open market. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions.

         The decision to repurchase stock depends on price, market conditions and other factors. The Company indicated that there is no minimum number of shares to be purchased under the program.

         Purchases under the program will be financed with the Company's free cash flow or borrowings under the Company's Credit Agreement.

On February 28, 2000, the Company announced its intent to sell the Ohio and St. Louis area newspapers. The Ohio properties include four daily newspapers with a total daily circulation of approximately 126,000. The Missouri and Illinois properties include the Suburban Newspapers of Greater St. Louis, representing non-daily distribution of approximately 1.7 million and a daily newspaper in Alton, Illinois, with daily circulation of approximately 28,000 and Sunday circulation of approximately 30,000. For the year ended December 26, 1999, the Ohio and St. Louis area newspapers generated approximately $135 million in revenue.

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

NEW ACCOUNTING PRONOUNCEMENT

      In June of 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the Financial Accounting Standards Board ("FASB"). Subsequently, in June 1999, the FASB issued SFAS No. 137, an amendment to SFAS 133, deferring the effective date of SFAS 133 to years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair values of the derivatives will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect, if any, SFAS 133 will have on the earnings and financial position of the Company.

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

INDEBTEDNESS

         The Company has a substantial amount of indebtedness. As of December 26, 1999, the consolidated indebtedness of the Company was approximately $731.5 million, which represents a multiple of 4.6 times the Company's twelve months trailing EBITDA of approximately $160.7 million. The 1999 EBITDA is impacted by the loss of five days resulting from the Company's decision to adopt a 52/53 week fiscal year and to end 1999 on December 26, 1999. As of December 26, 1999, the Company had a net stockholders' deficit of approximately $207.4 million and a total capitalization of $524.1 million, and, thus, the percentage of the Company's indebtedness to total capitalization was 139.6%. The Company may incur additional indebtedness to fund operations, capital expenditures or future acquisitions.

         The Company believes that cash provided by operating activities will be sufficient to fund its operations and to meet payment requirements under its Term Loans and the Revolver under the Credit Agreement. However, a decline in cash provided by operating activities, which could result from factors beyond the Company's control, such as unfavorable economic conditions, an overall decline in advertising expenditures or increased competition, could impair the Company's ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company which restrict, among other things, the Company's ability to declare dividends, redeem stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

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

PRICE AND AVAILABILITY OF NEWSPRINT

         The basic raw material for newspapers is newsprint. The Company's newsprint consumption (excluding paper consumed in the Company's commercial printing operations) totaled approximately $36.5 million in 1999, which was approximately 8.2% of the Company's newspaper revenues. In 1999, the Company consumed approximately 82,000 metric tons of newsprint. The average price per metric ton of newsprint based on East Coast transaction prices in 1999, 1998 and 1997 was $510, $596 and $555, respectively, as reported by the trade publication PULP AND PAPER WEEKLY. The Company has no long-term contracts to purchase newsprint. Generally, the Company purchases all of its newsprint from two suppliers. Historically, the percentage of the Company's newsprint supplied by each of such suppliers has varied. The Company believes that it would not be materially adversely effected if it were no longer able to purchase its newsprint supply from its two current suppliers and that, in such event, other newsprint suppliers would be readily available to the Company. In the future, the Company may purchase newsprint from other suppliers. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition or results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint consumed decreased approximately 13% in 1999, increased approximately 8% in 1998 and decreased approximately 18% in 1997, in each case compared to the previous year. The Company believes that if any price increase or decrease is sustained in the industry, the Company will also be impacted by such increase or decrease. The Company is unable to predict whether, or to what extent, any increase or decrease will be sustained. Significant increases in newsprint costs could have a material adverse effect on the financial condition or results of operations of the Company. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers.

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

         At December 26, 1999, the Company had in effect SWAP agreements for a notional amount of $619 million. The fair market value of the SWAP at December 26, 1999, had the SWAP been marked to market, would have resulted in a gain of approximately $6.1 million. SWAP agreements in an aggregate notional amount of $400 million which became effective January 29, 1999, reduce by $75 million per year beginning on January 31, 2000 and expire on October 29, 2002. In 1999, the Company entered into additional three month SWAP agreements in an aggregate notional amount of $219 million which mature by March 15, 2000. Assuming a 10% increase or reduction in interest rates for the year ended December 26, 1999, the effect on the Company's pre-tax earnings and cash flows would be approximately $2.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
FINANCIAL STATEMENTS:

Report of Independent Auditors.........................................   30
Consolidated Balance Sheets............................................   31
Consolidated Statements of Income......................................   32
Consolidated Statements of Stockholders'/Members' Deficit..............   33
Consolidated Statements of Cash Flows..................................   34
Notes to Consolidated Financial Statements.............................   35

FINANCIAL STATEMENT SCHEDULE:

Schedule II, Valuation and Qualifying Accounts..........................  S-1

         All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Journal Register Company

         We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 26, 1999 and December 31, 1998, and the related consolidated statements of income, stockholders'/members' deficit, and cash flows for each of the three years in the period ended December 26, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company, as of December 26, 1999 and December 31, 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                      ERNST & YOUNG LLP



February 3, 2000
MetroPark, New Jersey

                            JOURNAL REGISTER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  December 26,     December 31,
                                                     1999             1998
                                                  -------------   --------------
ASSETS

Current assets:
   Cash and cash equivalents                       $  3,090        $   8,542
   Accounts receivable, less allowance for
    doubtful accounts of $6,293 in 1999
    and $4,632 in 1998                               65,597           58,244
   Inventories                                        9,899            8,440
   Deferred income taxes                              2,721            2,522
   Other current assets                               7,090            4,130
                                                   ----------      -----------
  Total current assets                               88,397           81,878
  Property, plant and equipment:
   Land                                               9,018            8,810
   Buildings and improvements                        66,187           65,127
   Machinery and equipment                          171,631          156,223
                                                   -----------     -----------
                                                    246,836          230,160
   Less accumulated depreciation                   (141,860)        (130,182)
                                                   -----------     ------------
  Property, plant and equipment, net                104,976           99,978
  Intangible and other assets, net of
   accumulated amortization of $42,751
   in 1999 and $28,297 in 1998                      493,807          490,013
                                                   -----------     ------------
  Total assets                                     $687,180        $ 671,869
                                                   ===========     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt             $ 19,500        $     --
  Accounts payable                                   14,617          12,107
  Income taxes payable                                  438             829
  Accrued interest                                    6,886           6,374
  Deferred subscription revenue                       8,896           8,290
  Accrued salaries and vacation                       5,647           5,231
  Other accrued expenses and current liabilities     16,896          17,293
                                                   ----------      ------------
Total current liabilities                            72,880          50,124

Senior debt, less current maturities                711,967         765,000
Deferred income taxes                                20,291          14,029
Accrued retiree benefits and other liabilities       15,920          17,078
Income taxes payable                                 73,505          50,951

Commitments and contingencies

Stockholders' deficit:

Common stock, $.01 par value per share,
  300,000,000 shares authorized, 48,437,581
  issued at December 26, 1999 and
  December 31, 1998                                     484             484
Additional paid-in capital                          358,244         358,236
Accumulated deficit                                (536,156)       (583,821)
                                                   ----------      -----------
                                                   (177,428)       (225,101)

 Less treasury stock, 2,362,953 shares, at cost     (29,795)             --

 Accumulated other comprehensive loss, net of tax      (160)           (212)
                                                   ----------      ------------
Net stockholders' deficit                          (207,383)       (225,313)
                                                   -----------     ------------
Total liabilities and stockholders' deficit        $687,180        $671,869
                                                   ===========     ============

                             SEE ACCOMPANYING NOTES.



                            JOURNAL REGISTER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Year Ended
                                                                 December 26,        Year Ended December 31,
                                                                     1999               1998              1997
                                                                 --------------    ----------------   --------------

Revenues:
 Advertising                                                     $  348,995        $  312,908        $   266,914
 Circulation                                                         96,783            89,388             80,211
                                                                 --------------    ----------------   ----------------
Newspaper revenues                                                  445,778           402,296            347,125
Commercial printing and other                                        23,787            24,484             12,282
                                                                 --------------    ----------------   ----------------
                                                                   469,565           426,780            359,407

Operating expenses:
 Salaries and employee benefits                                    157,110           139,216            114,302
 Newsprint, ink and printing charges                                48,432            53,594             40,452
 Selling, general and administrative                                45,318            39,047             30,450
 Depreciation and amortization                                      28,798            23,844             20,480
 Other                                                              57,975            52,012             40,783
 Special charge                                                         --                --             31,899
                                                                 --------------    ----------------   ----------------
                                                                   337,633           307,713            278,366
                                                                 --------------    ----------------   ----------------
Operating income                                                   131,932           119,067             81,041

Other income (expense):
 Interest expense                                                  (52,265)          (45,465)           (42,282)
 Other                                                                 (82)              144                 (6)
                                                                 --------------    ----------------   ----------------
Income before provision for income taxes,
 equity interest and extraordinary item                              79,585            73,746             38,753
Provision for income taxes                                           31,694            28,112             15,784
                                                                 --------------    ----------------   --------------
Income before equity interest and extraordinary item                 47,891            45,634             22,969
Equity interest                                                        (226)               --                 --
                                                                 --------------    ----------------   --------------
Income before extraordinary item                                     47,665            45,634             22,969
Extraordinary item, net of tax of $2,755                                 --             4,495                 --
                                                                 --------------    ----------------   --------------
Net income                                                        $  47,665        $   41,139         $   22,969
                                                                 ==============    ================   ==============

Net Income per common share (basic and diluted):

 Income before extraordinary item                                 $    1.02        $      .94         $      .51
 Net income                                                       $    1.02        $      .85         $      .51



                             SEE ACCOMPANYING NOTES.



                            JOURNAL REGISTER COMPANY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/MEMBERS' DEFICIT
                             (DOLLARS IN THOUSANDS)


                                                                                                              Total
                                                      Additional      Other                               Stockholders'/
                              Common     Membership    Paid-in    Comprehensive  Accumulated   Treasury      Members'
                                Stock     Interest     Capital       Income        Deficit      Stock        Deficit
                              ---------- ------------ ----------- -------------- ------------ ----------- ---------------

Balance at January 1, 1997    $    --     $ 2,104       $ 222,167   $    --       $ (647,929)   $     --    $ (423,658)

Net income                                                                            22,969                    22,969

Conversion of membership
   interest                       379      (2,104)          1,725                                                   --

Issuance of common stock          105                     134,342                                              134,447
                              -------------------------------------------------------------------------------------------
Balance at December 31, 1997      484          --         358,234         --        (624,960)          --     (266,242)

Net income                                                                            41,139                    41,139

Minimum pension liability
  adjustment, net of tax
   benefit of  $153                                                      (212)                                    (212)
                                                                                                            ---------------
 Comprehensive income                                                                                           40,927
                                                                                                            ---------------
Exercise of stock options
for common stock                                                2                                                    2
                              ---------------------------------------------------------------------------------------------
Balance at December 31, 1998       484           --       358,236        (212)       (583,821)         --      (225,313)

Net income                                                                             47,665                    47,665

Minimum pension liability
 adjustment, net of tax of $37                                              52                                       52
                                                                                                            ---------------
 Comprehensive income                                                                                            47,717
                                                                                                            ---------------
Purchase of 2,369,200 shares
 for treasury                                                                                      (29,874)     (29,874)

Exercise of stock options                                       8                                       79           87
for common stock
                              ---------------------------------------------------------------------------------------------
Balance at December 26, 1999  $   484    $      --     $  358,244      $  (160)   $ (536,156)   $  (29,795)   $ (207,383)
                              =============================================================================================


                             SEE ACCOMPANYING NOTES.



                            JOURNAL REGISTER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Year Ended
                                                                                December 26            Year Ended December 31,
                                                                                   1999                1998             1997
                                                                               --------------   ----------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $   47,665       $  41,139         $  22,969
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for losses on accounts receivable                                         4,257           4,464             3,291
  Depreciation and amortization                                                      28,798          23,844            20,480
  Net loss (gain) on disposal of property, plant and equipment and other assets         135          (1,074)             (464)
  Loss on equity investment                                                             266              --                --
  Extraordinary loss on extinguishment of deferred debt costs                            --           7,250                --
  Non-cash portion of special charge                                                     --              --            15,400
  Increase in deferred taxes                                                          5,993           7,928             4,779
  Increase in accounts receivable                                                   (10,726)         (5,885)           (4,546)
  (Increase) decrease in inventories                                                 (1,446)          2,412            (2,431)
  Increase in accounts payable and deferred subscription revenue                      2,442           1,301             2,311
  Increase in income taxes payable                                                   22,163          15,570             8,526
  Increase (decrease) in accrued interest                                               512           1,307            (2,431)
  (Decrease) increase in accrued retiree benefits and other liabilities              (1,193)         (6,877)            1,964
  Decrease (increase) in other assets, net of increase (decrease) in
    other current Liabilities                                                        (8,914)        (12,474)           (3,818)
                                                                               --------------      -------------    -----------
Net cash provided by operating activities                                            89,952          78,905            66,030

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                          (17,438)        (12,914)           (9,727)
Net proceeds from sale of property, plant and equipment and other assets                 22           1,487             1,186
Purchase of businesses and equity investment                                        (14,668)       (341,347)          (10,906)
                                                                               --------------      ---------------   -----------
Net cash used in investing activities                                               (32,084)       (352,774)          (19,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt:
  Senior facilities                                                                      --         808,000             4,000
  Accretion on subordinated notes                                                        --              --             1,205
Repayments of:
  Senior debt                                                                       (33,533)       (533,774)         (136,674)
  Subordinated notes                                                                     --              --           (34,524)
Exercise of stock options for common stock                                               87               2                --
Purchase of treasury shares                                                         (29,874)             --                --
Net proceeds from issuance of common stock                                               --              --           119,047
                                                                               --------------      --------------   -----------
Net cash (used in) provided by financing activities                                 (63,320)        274,228           (46,946)
                                                                               --------------      --------------   -----------
(Decrease) increase in cash and cash equivalents                                     (5,452)            359              (363)
Cash and cash equivalents, beginning of year                                          8,542           8,183             8,546
                                                                               --------------       -------------   -----------
Cash and cash equivalents, end of year                                          $     3,090         $ 8,542          $  8,183
                                                                               ==============       =============   ===========
SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION
Cash paid during the year for:
  Interest                                                                      $    51,753         $44,158          $ 44,713
  Income taxes                                                                        3,574           1,719             2,479

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of additional subordinated notes                                       $        --         $     --         $  1,205
Issuance of note payable in connection with an acquisition                               --               --            2,884
Comprehensive loss - minimum pension liability, net of tax                              (52)             212               --




                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 26, 1999

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

         On November 9, 1999, the Company elected to change from a calendar year end to a fiscal year ending on the Sunday closest to December 31st. Accordingly, the Company's 1999 fiscal year ended on December 26, 1999.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding as of December 26, 1999.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany activity has been eliminated.

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

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

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

         Depreciation is provided for financial reporting purposes primarily by the straight-line method over the following estimated useful lives:

                Buildings and improvements                5 to 30 years
                Machinery and equipment                   3 to 30 years

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

         The balance of intangible assets at December 26, 1999 and December 31, 1998 was comprised principally of subscriber lists and excess cost over the value of identifiable net assets of companies acquired. These assets are being amortized over a period of 4 to 40 years and are amortized by the straight-line method.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of ", the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of the long-lived assets is reduced by the difference between the carrying amount and estimated fair value.

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

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         EARNINGS PER SHARE

         The Company, in accordance with Financial Accounting Standards Board ("FASB") SFAS No. 128, "Earnings Per Share", discloses earnings per share on a basic and diluted basis. Diluted earnings per share include any dilutive effects of options, warrants and convertible securities.

         CONCENTRATION OF RISK

         Certain employees of the Company's newspapers are employed under collective bargaining agreements.

         SEGMENTS REPORTING

         In 1998, the Company adopted the FASB's SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The adoption of SFAS 131 did not affect the results of operations or financial position and did not affect the disclosure of segment information.

         The Company is a newspaper company. The Company publishes 25 daily and 200 non-daily newspapers in the U.S. It maintains operations and local management in the markets that it serves. Revenue is earned from the sale of advertising, circulation and related activities. Newspapers are distributed through local distribution channels consisting of contract carriers and single copy outlets.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         EFFECT OF NEW PRONOUNCEMENT

         In June of 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued by the FASB. Subsequently, in June 1999, the FASB issued SFAS No. 137, an amendment to SFAS 133, deferring the effective date of SFAS 133 to years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair market value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair values of the derivatives will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect, if any, of SFAS 133 will have on the earnings and financial position of the Company.

         RECLASSIFICATIONS

         Certain reclassifications were made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

3.       INTANGIBLE AND OTHER ASSETS

         Intangible and other assets as of December 26 and December 31, respectively, net of accumulated amortization, are summarized as follows:

                                                        (in thousands)
                                                     1999            1998
                                                     ----             ----
Excess of cost over the value of identifiable net
    assets and subscriber lists                      $473,904      $473,245
Prepaid pension cost                                    9,230         8,434
Other                                                  10,673         8,334
                                                    ----------     ----------
                                                     $493,807      $490,013
                                                    ==========     ==========

         Included in other assets is the Company's investment in AdOne, LLC ("AdOne"). On August 20, 1999, the Company acquired a 7.14% interest in AdOne, LLC, a provider of classified advertising on the Internet. The Company applied the equity method of accounting for this transaction. In addition, the company holds a $1.2 million promissory note from AdOne. The note bears interest at 9.4% per annum and is payable in five equal installments commencing December 31, 2005.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

4.       LONG-TERM DEBT

         The Company's long-term debt as of December 26 and December 31, respectively, was comprised of the following:

                                                       (in thousands)
                                                   1999              1998
                                                  -----             ------

Senior Secured Term Loans                         $500,000         $500,000
Senior Secured Revolving Credit Facility           231,467          265,000
                                                 ----------        ---------
                                                   731,467          765,000
Less current portion                               (19,500)              --
                                                 -----------       ---------
                                                  $711,967          $765,000
                                                 ===========       =========

           On July 15, 1998, the Company entered into a new credit agreement with a group of lenders led by The Chase Manhattan Bank, as administrative agent (the "Credit Agreement"). The Credit Agreement provides a 7 3/4-year term loan facility ("Term Loan A") in the aggregate amount of $250.0 million, an 8 1/4-year term loan facility ("Term Loan B") in the aggregate amount of $250.0 million and a 7 3/4-year revolving credit facility in the aggregate amount of $400.0 million (the "Revolving Credit Facility"). Proceeds under these loan facilities were used to repay existing debt and to fund the Goodson Acquisition. The Company had $168.5 million and $135.0 million unused and available under the Revolving Credit Facility at December 26, 1999 and December 31, 1998, respectively.

           The Term Loan A Facility matures on March 31, 2006 and is repayable in quarterly installments commencing on June 30, 2000. The Term Loan B Facility matures on September 30, 2006 and is repayable in quarterly installments commencing on June 30, 2000.

         The aggregate annual maturities of long-term debt payable under the term loans are as follows:

                                                           (in thousands)


                2000.................................       $   19,500
                2001.................................           22,625
                2002.................................           35,375
                2003.................................           41,625
                2004.................................           47,875
                Thereafter...........................          333,000

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

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

4.       LONG-TERM DEBT (CONTINUED)

         The Credit Agreement also provides for an uncommitted multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500.0 million as permitted by the administrative agent to be repaid under conditions as defined in the agreement.

         The senior secured term loans and senior secured revolving credit facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The senior secured term loans and senior secured revolving credit facility require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, and restricts the Company's ability to declare dividends, redeem stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

         The amounts  outstanding  under the credit  facilities bear interest at
(i) 1 3/4% to 1/2% above LIBOR or (ii) 1/2% to 0% above the higher of (a) the Prime Rate or (b) 1/2% above the Federal Funds Rate. The interest rate spreads are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and reduce as such ratio declines.

         An annual commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage which varies from 0.375% to 0.250% based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At December 26, 1999, the Company's commitment fee was 0.375%.

         The Credit Agreement also requires the Company, in order to manage interest rate risk, to maintain IRPA's for a certain percentage of the outstanding debt, based upon the Total Leverage Ratio. In accordance with this requirement, the Company participates in certain IRPA's whereby the Company has assumed a fixed rate of interest and a counterparty has assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. Prior to and during 1997, the Company, in connection with the prior credit agreement, also entered into interest rate collar agreements which expired on various dates between April 30, 1998 and June 30, 1998. The interest rate collar agreements had an aggregate notional principal amount of $286.0 million with ceiling interest rates ranging from 7.29% through 7.41% and floor interest rates of 5.48%.

         IRPA's relating to the Company's borrowings at December 26, 1999 included SWAP agreements with a notional principal amount of $619.0 million. At December 31, 1998, the Company's borrowings included a SWAP agreement with a notional principal amount of $300.0 million which matured on January 29, 1999. On January 29, 1999, the Company's new SWAP agreements became effective, for an aggregate notional principal amount of $400.0 million which reduce by $75.0 million per year, beginning on January 31, 2000 and expire on October 29, 2002.

         In 1999, the Company entered into additional three month SWAP agreements in an aggregate notional amount of $219 million which mature by March 15, 2000. As of December 26, 1999, if the SWAPs were marked to market, they would result in a net gain of approximately $6.1 million. The fair value as of December 26, 1999 of the IRPAs were obtained from the Company's bank. The fixed LIBOR rate of the SWAP agreements range from 5.85% to 6.04%.

         The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value since the interest rates are variable.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

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

6.       STOCK INCENTIVE PLAN

         Prior to the completion of the Offering (see Note 5, Initial Public Offering and Special Charge), the Company's Board of Directors (the "Board") adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). Subject to adjustment as provided in the 1997 Plan, the 1997 Plan authorizes the granting of up to 4,843,750 shares of the Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights), to acquire Common Stock; (ii) awards of restricted shares of Common Stock; and (iii) performance units, to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate.

         Incentive stock options are granted at no less than fair market value of the Common Stock on the date of grant. The option price per share of Common Stock for all other stock options are established by the Compensation Committee. Stock options are exercisable at cumulative intervals of 20% commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100% may be exercised. These options expire ten years after issuance.

         Proforma information regarding net income and earnings per share is required by FASB SFAS No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 6.51% and 5.49%, respectively; dividend yield of 0% for both years; volatility factor of the expected market price of the Common Stock of .41 and .38, respectively; and a weighted-average expected life of the option of seven years for both 1999 and 1998.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

6.       STOCK INCENTIVE PLAN (CONTINUED)

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

         For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's proforma information, had compensation costs for the Company's stock option plans been determined in accordance with FASB SFAS No. 123, for the year ended December 26, 1999 and years ended December 31, 1998 and 1997, respectively, are as follows:

                                                                            (in thousands)
                                                                1999            1998            1997
                                                                ----            -----           ----

       Net income attributable to common stockholder:
         As reported                                           $ 47,665        $ 41,139        $ 22,969
         Proforma                                                44,619          39,135          22,259
       Net income per share
         As reported
           Basic                                                $  1.02          $  .85        $    .51
           Diluted                                                 1.02             .85             .51
         Proforma
           Basic                                                    .95             .81             .50
           Diluted                                                  .95             .80             .49


         A  summary  of  the  Company's   stock  option   activity  and  related
information for the year ended December 26, 1999 and years ended December 31, 1998 and 1997, respectively, are as follows:


                                                1999                           1998                        1997
                                     ----------------------------------------------------------------------------------------
                                                       Weighted-                    Weighted-                 Weighted-
                                                        Average                      Average                   Average
                                                       Exercise                     Exercise                  Exercise
                                         Options         Price         Options        Price       Options       Price
                                         -------        --------       -------       --------    -------       --------

Outstanding-beginning of year           2,587,167      $19.27         1,825,189      $17.50            --           --
Granted                                   932,925      $14.72           925,700      $22.45      1,959,992      $17.50
Exercised                                   6,247      $14.00             5,174      $14.00             --          --
Forfeited                                 230,839      $19.14           158,548      $17.59         134,803     $17.52
                                        ---------                     ---------                  ----------
Outstanding-end of year                 3,283,006      $18.00         2,587,167      $19.27       1,825,189     $17.50
                                        =========                     =========                   =========
Exercisable at end of year                786,616      $18.55           332,973      $17.51              --         --
Weighted-average fair value of
  options granted during the
  year                                      $7.95                        $11.13                        $5.42


                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

6.       STOCK INCENTIVE PLAN (CONTINUED)

         Exercise prices for options outstanding as of December 26, 1999 ranged from $14.00 to $22.50 per share. The weighted-average remaining contractual life of those options is 8.2 years.

7.       EXTRAORDINARY ITEM

         In July 1998, in connection with the Credit Agreement, the Company expensed approximately $7.3 million of deferred financing costs associated with the extinguishment of the Company's prior credit facility, resulting in an extraordinary charge of $4.5 million, net of tax (See Note 4, Long-Term Debt).

8.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the years ended December 26, 1999 and December 31, 1998 and 1997, respectively.



                                                              1999              1998            1997
                                                              ----              ----            ----

Weighted-average shares for basic earnings per share        46,820,485       48,437,521      44,792,774
Effect of diluted securities:
  employee stock options                                        53,125          188,935         190,747
                                                            -----------      ----------      ----------
Adjusted weighted-average shares for diluted
  earnings per share                                        46,873,610       48,626,456      44,983,521
                                                            ===========      ==========      ===========


         Options to purchase 1.6 million, 1.7 million and 951,670 shares of Common Stock at a range of $17.63 to $22.50, $18.00 to $22.50 and $17.63 to
$21.00, were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of the diluted EPS because the options' exercise price was greater than the average market price of the common shares.

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

         The Company uses September 30, to measure pension plan assets and liabilities.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

9.        PENSION AND POST RETIREMENT PLANS (CONTINUED)

         The following table sets forth the plans' funded status and the amount recognized in the Company's consolidated balance sheet:


                                                                                    (in thousands)
                                                                Pension Benefits                    Post-Retirement Benefits
                                                            ------------------------               --------------------------
                                                            1999                1998               1999                  1998

Change in benefit obligation
   Benefit obligation at beginning of year              $  74,278             $ 57,697          $   7,291             $  6,850
   Service cost                                             1,847                1,588                 15                   15
   Interest cost                                            5,203                4,516                493                  500
   Actuarial (gain)/loss                                  (5,100)                3,377               (210)                 197
   Benefits paid                                          (4,351)              (4,201)               (429)                (487)
   Business combinations                                      --                11,301                 --                  216
                                                        ---------              -------          ----------            ---------
   Benefit obligation at end of year                    $  71,877             $ 74,278          $    7,160            $   7,291
Change in plan assets
   Fair value of trust assets at beginning of year      $  83,956             $ 78,365          $       --            $      --
   Actual return on plan assets                             8,858              (2,099)                  --                   --
   Employer contributions                                     116                  114                 429                  487
   Benefits paid                                           (4,351)              (4,201)               (429)                (487)
   Business combinations                                       --               11,777                 --                   --
                                                        ----------             ---------        -----------            ---------

   Fair value of trust assets at end of year            $  88,579             $ 83,956          $       --             $     --
Reconciliation of funded status
   Funded status                                        $  16,702             $  9,678          $  (7,160)             $ (7,291)
   Unrecognized net
     Transition (asset)/obligation                            135                  240                 --                     --
     Prior service cost                                   (2,712)              (3,073)               (530)                  (622)
     (Gain)/loss                                          (4,443)                2,151               (580)                  (367)
   Contributions after measurement date                        55                   34                 --                     --
                                                        ---------              ---------        -----------            -----------
   Net amount recognized                                $   9,737             $  9,030           $ (8,270)             $  (8,280)
Amounts recognized in statement of financial
   position

   Prepaid benefit cost                                 $  10,104             $  9,466           $     --              $       --
   (Accrued) benefit cost                                   (874)              (1,032)             (8,270)                 (8,280)
   Adjustment required to recognize minimum
   liability                                                  231                  231                N/A                    N/A
   Accumulated other comprehensive loss                       276                  365                N/A                    N/A
                                                        ----------            ----------         ---------             -----------
   Net amount recognized                                $   9,737             $  9,030           $ (8,270)             $  (8,280)
Separate disclosures for pension plans with
   accumulated benefit obligation in excess of
   plan assets
   Projected benefit obligation at end of year          $   2,085              $ 3,811                N/A                    N/A
   Accumulated benefit obligation at end of year        $   2,022              $ 3,578                N/A                    N/A
   Fair value of assets at end of year                  $   1,728              $ 3,019                N/A                    N/A



                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

9.       PENSION AND POST RETIREMENT PLANS (CONTINUED)



                                                                                    (in thousands)
                                                                Pension Benefits                    Post-retirement Benefits
                                                            ------------------------               -----------------------------
                                                            1999                1998               1999                    1998


Components of net periodic benefit cost
   Service cost                                           $ 1,847              $ 1,588           $     15              $      15
   Interest cost                                            5,203                4,516                493                    500
   Expected return on plan assets                         (7,376)              (7,273)                 --                     --
   Amortization of net

     Transition obligation                                    105                  101                 --                     --
     Prior service cost                                     (361)                (367)                (92)                   (82)
     (Gain)/loss                                               60                (297)                (18)                   (17)
  Adjustment                                                 (48)                   --                 --                     --
                                                         --------            ---------          ----------              ---------
  Net periodic benefit (income) cost                     $  (570)             $(1,732)           $    398               $    416


Actuarial assumptions

   Discount rate                                            7.75%                7.00%                7.75%                7.00%
   Expected long-term return on plan assets                 9.00%                9.00%                  N/A                  N/A
   Rate of compensation increase                            3.00%                3.00%                3.00%                3.00%
   Rate of increase in health benefit costs
     Immediate rate                                                                                   7.00%                8.00%
     Ultimate rate                                                                                    6.50%                6.50%
     Year ultimate rate reached                                                                        2000                 2000

Effects of a change in the assumed rate of health
benefit costs
   Effect of a 1% increase on
     Total of service cost and interest cost                                                            $33                  $33
     Post-Retirement benefit obligation                                                                $394                 $390
   Effect of a 1% decrease on
     Total of service cost and interest cost                                                          $(27)                $(31)
     Post-Retirement benefit obligation                                                              $(347)               $(350)




         The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants' salaries and amounted to approximately $706,000, $377,000 and $325,000 in 1999, 1998 and 1997, respectively.

         The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $160,000, $110,000 and $68,000 in 1999, 1998 and 1997, respectively.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999


10.      INCOME TAXES

         The provision for income taxes on income before extraordinary item is as follows:



                                                                                    (in thousands)
                                                                      1999                1998                1997
                                                                 ----------------    ----------------   -----------------

Current tax expense:
   Federal                                                             $ 23,592            $ 16,492          $   8,035
   State                                                                  2,145               3,389              2,970
                                                                 ----------------    ----------------   -----------------
Total current                                                            25,737              19,881             11,005
Deferred tax expense (benefit):
   Federal                                                                5,244              10,157              5,027
   State                                                                    713              (1,926)              (248)
                                                                 ----------------    ----------------   -----------------
Total deferred                                                            5,957               8,231              4,779
                                                                 ----------------    ----------------   -----------------
Total provision for taxes                                              $ 31,694            $ 28,112           $ 15,784
                                                                 ================    ================   =================


         The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is as follows:


                                                                                    (in thousands)
                                                                       1999               1998              1997
                                                                  ----------------   ----------------  ----------------

Tax at U.S. statutory rates                                             $ 27,855           $ 25,811          $ 13,564
State taxes, net of federal effect                                         1,858                951             1,769
Non deductible goodwill amortization                                       1,976                 --                --
Other                                                                          5              1,350               451
                                                                  ----------------   ----------------  ----------------
                                                                        $ 31,694            $28,112          $ 15,784
                                                                  ================   ================  ================


         State net operating loss carryforwards were utilized as follows: $12.4 million in 1999, $13.5 million in 1998 and $700,000 in 1997.

         At December 26, 1999, certain subsidiaries had net operating loss carryforwards available ranging from approximately $21,000 to $62.2 million in various state and local jurisdictions. Substantial portions of the related deferred tax assets are offset by valuation allowances. The carryforwards at December 26, 1999 expire in various years through 2014.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999


10.      INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 26 and December 31, respectively, are as follows:


                                                                         (in thousands)
                                                                   1999                 1998
                                                           ------------------------------------------

Deferred tax liabilities:
   Property, plant and equipment                                   $ 12,518                 $ 13,966
   Intangibles                                                       11,321                    4,891
   Retiree benefits                                                     259                        -
                                                                -----------            -------------
Total deferred tax liabilities                                       24,098                   18,857
Deferred tax assets:
   Retiree benefits                                                      --                       54
   Net operating loss carryforwards                                   3,878                    3,251
   Other                                                              5,020                    5,127
                                                                 ----------                ---------
Total deferred tax assets                                             8,898                    8,432
Valuation allowance                                                   2,370                    1,082
                                                                 ----------                ---------
Net deferred tax assets                                               6,528                    7,350
                                                                 ----------                ---------
Net deferred tax liabilities                                      $  17,570                 $ 11,507
                                                                  =========                 ========



         As part of the acquisitions in 1999 and the acquisition of the Goodson properties in 1998, the Company recorded net deferred tax liabilities of approximately $69,000 and $2.0 million, respectively.

         The Company's valuation allowances for deferred tax assets increased by approximately $1.3 million in 1999 and decreased by approximately $700,000 in 1998.

         The Company's federal income tax returns, which consisted, prior to the Offering, of three separate consolidated groups and two individual entities, have not been examined by the Internal Revenue Service. Effective with the Offering that occurred in May 1997, the Company files its federal income tax return as one consolidated group.

11.      COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under noncancellable operating leases. These leases contain several renewal options for periods up to five years. The Company's future minimum lease payments under operating leases at December 26, 1999 are as follows:

                                                         (in thousands)

         2000..............................................  $2,508
         2001..............................................  $1,379
         2002..............................................  $  958
         2003..............................................  $  796
         2004............................................... $  556
         Thereafter........................................  $   52

         Total rent expense was $3.3 million, $3.1 million and $2.0 million for the years ended December 26, 1999, December 31, 1998 and 1997, respectively.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

11.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In 1999, the Company began the planning phases for the construction of a new Philadelphia printing facility. In conjunction with the Philadelphia plant, the Company entered into an agreement for the construction of a new printing press. The cost of the press is approximately $15.0 million with an estimated in service date in 2001.

         The Company is involved in certain litigation matters which have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings should not have a material adverse impact on the Company's financial position or results of operations.

12.      ACQUISITIONS

         On June 7, 1999, the Company acquired certain assets and liabilities of THE FARMINGTON VALLEY POST in Avon, Connecticut, a suburban monthly newspaper. On July 13, 1999, the Company acquired certain assets and liabilities of TOWN TALK SOUTHERN, TOWN TALK EASTERN and the DELAWARE COUNTY JOURNAL in Ridley, Pennsylvania. On August 13, 1999, the Company acquired the stock of Hometown News, Inc., in West Warwick, Rhode Island, comprising a daily, weekly and three non-daily publications. On September 1, 1999, the Company acquired certain assets and liabilities of CONNECTICUT MAGAZINE, in Trumbull, Connecticut, a monthly publication. The Company applied the purchase method of accounting for these transactions. Accordingly, the total acquisition cost, on a preliminary basis, was allocated to the tangible assets and liabilities based on their relative estimated fair value on the effective dates of the acquisition of approximately $2.1 million and $800,000, respectively. In connection with these acquisitions, intangible assets of approximately $14.1 million were recorded for the excess of the purchase price over the value of identifiable net assets and are being amortized according to the Company's policy. The results of the acquired companies have been included in the consolidated financial statements since the acquisition date.

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

         On July 15, 1998, the Company completed its acquisition of the Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group (including Mark Goodson Enterprises, Ltd.) for approximately $300 million in cash (the "Goodson Acquisition"). The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost, was allocated to the tangible assets and liabilities acquired based upon their estimated fair market value on the effective date of the acquisition of approximately $17.1 million and $7.9 million, respectively. Intangible assets of approximately $300 million were recorded for the subscriber lists and excess of the purchase price over the value of identifiable net assets and are being amortized in accordance with the Company's policy.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999

         The  following  table  presents  the  unaudited   proforma  results  of
operations of the Company as though the Goodson Acquisition occurred on January 1, 1997.


                                                         (in thousands)
                                                        1998        1997
                                                        ----        ----

         Net Revenues                                 $464,330     $428,416
         Income before extraordinary item               40,413       12,024
         Net Income                                     35,918       12,024
         Net income per share (basic and diluted):

         Income before extraordinary item             $    .83     $    .27
         Net income                                   $    .74     $    .27


         The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented and are not intended to be a projection of future results.

         On September 21, 1998, the Company completed its acquisition of Taconic Media, Dutchess County, NY. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost, was allocated to the assets and liabilities based on the relative estimated fair values on the effective date of the acquisition.

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

         On  December  12,  1997,  the  Company   acquired  certain  assets  and
liabilities  of the  LADUE  NEWS in  Ladue,  MO, a 44  times-per-year  newspaper serving suburban St. Louis. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost was allocated to the assets and liabilities, respectively, of the LADUE NEWS based on their relative estimated fair values on the effective date of the acquisition.

         Intangible assets of $14.1 million related to the aforementioned 1997 acquisitions were recorded for the excess of the purchase price over the value of identifiable net assets and are being amortized according to the Company's policy.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999


13.      MEMBERSHIP INTERESTS

         On March 11, 1997, membership interests in JRC, LLC and the capital stock of INSI Holdings, Inc. were converted to 37,962,500 shares of Common Stock (see Note 1, Organization and Basis of Presentation).


                                                      Membership Interests
                                      Par      ------------------------------------     Membership        Paid-in
                                      Value    Authorized     Issued    Outstanding     Interest          Capital
                                     --------------------------------------------------------------------------------

  Journal Register Company, LLC:
    Class A Membership Interest       $ 1.00    1,000,000    1,000,000   1,000,000      $1,000,000
    Class B Membership Interest       $ 1.00    1,000,000    1,000,000   1,000,000       1,000,000
    Additional paid-in capital                                                                  --       $216,982,319
                                                                                        ----------      -------------
                                                                                         2,000,000        216,982,319
  INS Holdings, Inc.:
    Common stock voting               $  .10        2,000       2,000        2,000             200
    Common stock non-voting           $  .10    1,000,000   1,000,000    1,000,000         100,000
    Preferred Stock, Class A          $ 1.00        4,000       4,000        4,000           4,000
    Additional paid-in-capital                                                                  --           5,185,016
                                                                                       ------------      --------------
                                                                                           104,200           5,185,016
                                                                                       ------------      --------------
                                                                                        $2,104,200        $222,167,335
                                                                                       ============      ==============



14.      SUBSEQUENT EVENTS (UNAUDITED)

         On February 28, 2000, the Company announced its intent to sell its Ohio and St. Louis area newspapers. The Ohio properties include four daily newspapers with a total daily circulation of approximately 126,000. The Missouri and Illinois properties include the Suburban Newspapers of Greater St. Louis, representing non-daily distribution of approximately 1.7 million and a daily newspaper in Alton, Illinois, with daily circulation of approximately 28,000 and Sunday circulation of approximately 30,000. For the year ended December 26, 1999, the Ohio and St. Louis area newspapers generated approximately $135 million in revenue.

         Since December 26, 1999 and as of March 17, 2000, the Company, in accordance with its stock repurchase program, has repurchased an additional 707,200 shares of its Common Stock on the open market at a total cost of approximately $9.9 million. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions.

         The decision to repurchase stock depends on price, market conditions and other factors. There is no minimum number of shares to be purchased under the program. Purchases under the program will be financed with the Company's free cash flow or borrowings under the Company's revolving credit facility.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 26, 1999


15.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for years ended December 26, 1999 and December 31, 1998:



                                             March               June               September          December(2)
                                          -------------     ----------------     ----------------    -----------------
                                                             (In thousands, except per share data)

1999
----
Revenues                                    $  109,902          $121,166             $119,545            $118,952
Operating income                            $   26,749          $ 35,982             $ 32,509            $ 36,692
Net income                                  $    7,940          $ 13,852             $ 11,515            $ 14,358

Net income per common share:
     (basic and diluted)                    $     0.17          $   0.30             $   0.25            $   0.31

1998
----
Revenues                                    $   89,661          $101,881             $114,046            $121,192
Operating income                            $   22,302          $ 31,739             $ 27,807            $ 37,219
Net income                                  $    8,563          $ 14,606             $  3,615            $ 14,355

Net income per common share:
  (basic and diluted)
  Income before extraordinary item (1)      $     0.18          $   0.30             $    .17             $   .30
  Net income                                $     0.18          $   0.30             $    .07             $   .30




(1) Extraordinary item recorded in the third quarter of 1998 was related to the extinguishment of debt.
(2) December 1999 quarterly results reflect operations for the period September 1, 1999 through December 26, 1999


                            JOURNAL REGISTER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                     Balance At                         Charges to                     Balance At
                                                    Beginning of                        Costs and                       End of
        Description                                    Period        Adjustments(1)      Expenses      Deductions(2)    Period
        -----------                                 ------------     --------------     ----------     ------------    -----------

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts                        $4,632          $  141             $  4,257         $ 2,737       $ 6,293
Valuation allowance for deferred tax assets            $1,082              --             $  1,288              --       $ 2,370

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts                        $4,055          $ 1,092            $  4,464         $ 4,979       $ 4,632
Valuation allowance for deferred tax assets            $1,792               --                  --         $   710       $ 1,082

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts                        $4,173          $   847            $  3,291         $ 4,256       $ 4,055
Valuation allowance for deferred tax assets            $2,350               --                  --         $   558       $ 1,792




----------------------------

(1) Allowance for doubtful accounts additions related to 1999, 1998 and 1997 acquisitions.

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

         The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information appearing under the caption "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information   appearing  under  the  caption  "Security   Ownership  of
Beneficial Owners and Management" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information appearing under the caption "Certain Transactions" in the 2000 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.  Financial Statements.
             --------------------

        The financial statements are included in Part II, Item 8 of this Report.

         2. Financial Statement Schedules and Supplementary Information Required to be Submitted.
             -----------------------------------------------------------

         Schedule of Valuation and Qualifying Accounts on Schedule II, included in Part II, Item 8 of the report.

         All other schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or related notes.

(b)      Reports On Form 8-K.
         -------------------

         A report on Form 8-K was filed by the Company on October 27, 1999, pursuant to Item 8 thereof, reporting the Company's decision to change the Company's fiscal year end from a calendar year period to a 5-week, 4-week, 4-week reporting period.

         A report on Form 8-K was filed by the Company on November 24, 1999, pursuant to Item 8 thereof, and in connection with the Company's October 27, 1999 Form 8-K filing, whereby the Company approved a change in the Company's fiscal year end from December 31, 1999 to December 26, 1999.

(c)      Index to Exhibits.
         ------------------

         The following is a list of all Exhibits filed as part of this Report:

      Exhibit No.                                 Description
      -----------                                 -----------

         *2.1 Master Agreement, dated as of May 17, 1998, by and among each of the persons listed on Annex A and Annex
                          B  thereto,  Richard  G.  Schneidman,   as  Designated
                          Stockholder, and the Company (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A, dated June 30, 1998).
       *3(i) Amended and Restated Certificate of Incorporation (filed as Exhibit 3(i) to Journal Register Company's Form 10-Q/A Amendment No. 1 for the fiscal quarter ended June 30, 1997 (the "June 1997 Form 10-Q")).
       *3(ii)             Amended and Restated By-laws (filed as Exhibit 3(ii)
                          to the September 1999 Form 10-Q).
       *4.1               Company Common Stock Certificate (filed as Exhibit 4.1
                          to Journal Register Company's Registration Statement on Form S-1, Registration No. 333-23425 (the "Form S-1")).
      *10.1 1997 Stock Incentive Plan (filed as Exhibit 10.2 to the June 1997 Form 10-Q).+
      *10.2 Management Bonus Plan (filed as Exhibit 10.3 to the June 1997 Form 10-Q).+
      *10.3               Supplemental 401(k) Plan (filed as Exhibit 10.4 to the
                          Form S-1).+
      *10.4 Voting Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as Exhibit 10.5 to the June 1997 Form 10-Q).
      *10.5 Registration Rights Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as Exhibit 10.6 to the June 1997 Form 10-Q).
      *10.6 Credit Agreement among Journal Register Company, each of the banks and other financial institutions that is a signatory thereto or which, pursuant to Section 2.01
                          (c)  or  Section  (b)  thereto,   becomes  a  "Lender"
                          thereunder   and  the   Chase   Manhattan   Bank,   as
                          administrative agent for the lenders (filed as Exhibit
                          10.7 to the September 30, 1998 Form 10-Q).

     **21.1               Subsidiaries of Journal Register Company.
     **23.1               Consent of Ernst & Young LLP.
     **24                 Power of Attorney (appears on signature page).
     **27.1               Financial Data Schedule.


   +    Management contract or compensatory plan or arrangement.
   *    Incorporated by reference.
   **   Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 24th day of March, 2000.

                                     JOURNAL REGISTER COMPANY


                                     By: /S/ ROBERT M.JELENIC
                                         ---------------------------------------
                                         Chairman, President and Chief Executive
                                         Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of March, 2000.




          Signature                               Title(s)
          ---------                               --------


/S/ ROBERT M. JELENIC          Chairman, President, Chief Executive Officer and
-----------------------        Director (Principal Executive Officer)
   Robert M. Jelenic

/S/ JEAN B. CLIFTON            Executive Vice President, Chief Financial Officer
-----------------------        (Principal Financial and Accounting Officer),
   Jean B. Clifton              Secretary and Director


/S/ JOHN L. VOGELSTEIN         Director
-----------------------
   John L. Vogelstein

/S/ DOUGLAS M. KARP            Director
-----------------------
  Douglas M. Karp


/S/ GARY D. NUSBAUM            Director
-----------------------
   Gary D. Nusbaum

/S/ JOHN R.  PURCELL           Director
-----------------------
   John R. Purcell

/S/ JOSEPH A. LAWRENCE         Director
-----------------------
 Joseph A. Lawrence

                                  Exhibit Index

      Exhibit No.                                 Description
      -----------                                 ------------

         *2.1 Master Agreement, dated as of May 17, 1998, by and among each of the persons listed on Annex A and Annex B thereto, Richard G. Schneidman, as Designated Stockholder, and the Company (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A, dated June 30, 1998).

       *3(i) Amended and Restated Certificate of Incorporation (filed as Exhibit 3(i) to Journal Register Company's Form 10-Q/A Amendment No. 1 for the fiscal quarter ended June 30, 1997 (the "June 1997 Form 10-Q")).
       *3(ii)             Amended and Restated By-laws (filed as Exhibit 3(ii)
                          to the September 1999 Form 10-Q).
       *4.1               Company Common Stock Certificate (filed as Exhibit 4.1
                          to Journal Register Company's Registration Statement on Form S-1, Registration No. 333-23425
                          (the "Form S-1")).
      *10.1 1997 Stock Incentive Plan (filed as Exhibit 10.2 to the June 1997 Form 10-Q).+
      *10.2 Management Bonus Plan (filed as Exhibit 10.3 to the June 1997 Form 10-Q).+
      *10.3               Supplemental 401(k) Plan (filed as Exhibit 10.4 to the
                          Form S-1).+
      *10.4 Voting Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as Exhibit 10.5 to the June 1997 Form 10-Q).
      *10.5 Registration Rights Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as Exhibit
                          10.6 to the June 1997 Form 10-Q).
      *10.6 Credit Agreement among Journal Register Company, each of the banks and other financial institutions that is a signatory thereto or which, pursuant to Section 2.01
                          (c)  or  Section  (b)  thereto,   becomes  a  "Lender"
                          thereunder   and  the   Chase   Manhattan   Bank,   as
                          administrative agent for the lenders (filed as Exhibit
                          10.7 to the September 30, 1998 Form 10-Q).

     **21.1               Subsidiaries of Journal Register Company.
     **23.1               Consent of Ernst & Young LLP.
     **24                 Power of Attorney (appears on signature page).
     **27.1               Financial Data Schedule.


   +    Management contract or compensatory plan or arrangement.
   *    Incorporated by reference.
   **   Filed herewith.