Form 10-Q
period 2000-03-26
JOURNAL REGISTER CO
filed 2000-05-10
CIK 1035815

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

                       For the quarterly period ended March 26, 2000

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

               ---------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 45,207,628 shares outstanding (exclusive of treasury shares) as of May 8, 2000.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q



PART I.       FINANCIAL INFORMATION

                                                                        PAGE NO.

      Item 1. Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets.....................    2

              Condensed Consolidated Statements of Income ..............    3

              Condensed Consolidated Statements of Cash Flows...........    4

              Notes to Unaudited Condensed Consolidated Financial
              Statements................................................    5

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    6

      Item 3. Quantitative and Qualitative Disclosures About Market
              Risk......................................................    8

PART II.      OTHER INFORMATION

      Item 1. Legal Proceedings.........................................    9

      Item 2. Changes in Securities and Use of Proceeds.................    9

      Item 3. Defaults Upon Senior Securities...........................    9

      Item 4. Submission of Matters to a Vote of Security Holders.......    9

      Item 5. Other Information.........................................    9

      Item 6. Exhibits and Reports on Form 8-K..........................    9

      Signature.........................................................   10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                    March 26,       December 26,
                                                                                      2000              1999
                                                                                    ---------       ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                          $   2,561         $   3,090
 Accounts receivable, less allowance for doubtful accounts of $5,457 at
   March 26, 2000 and $6,293 at December 26, 1999                                      60,956            65,597
  Inventories                                                                           9,669             9,899
  Deferred income taxes                                                                 3,367             2,721
  Other current assets                                                                  6,299             7,090
                                                                                    ---------         ---------
Total current assets                                                                   82,852            88,397


Property, plant and equipment:                                                        248,275           246,836
  Less accumulated depreciation                                                      (144,737)         (141,860)
                                                                                    ---------         ---------
                                                                                      103,538           104,976

Intangible and other assets, net of accumulated amortization of $46,398 at
  March 26, 2000 and $42,751 at December 26, 1999                                     491,839           493,807
                                                                                    ---------         ---------
Total assets                                                                        $ 678,229         $ 687,180
                                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Current maturities of long-term debt                                               $  26,000         $  19,500
 Accounts payable                                                                      10,289            14,617
 Income taxes payable                                                                   1,834               438
 Accrued interest                                                                       6,482             6,886
 Other accrued expenses and current liabilities                                        30,598            31,439
                                                                                    ---------         ---------
Total current liabilities                                                              75,203            72,880

 Senior debt, less current maturities                                                 699,560           711,967
 Deferred income taxes                                                                 21,773            20,291
 Accrued retiree benefits and other liabilities                                        15,119            15,920
 Income taxes payable                                                                  76,409            73,505

Commitments and contingencies

Stockholders' deficit:

Common stock, $.01 par value per share, 300,000,000 shares authorized,
  48,437,581 issued at March 26, 2000 and December 26, 1999                               484               484
 Additional paid-in capital                                                           358,244           358,244
 Accumulated deficit                                                                 (527,684)         (536,156)
                                                                                    ---------         ---------
 Total                                                                               (168,956)         (177,428)

Less treasury stock, 3,139,453 and 2,362,953 shares, at cost on
  March 26, 2000 and December 26, 1999, respectively                                  (40,719)          (29,795)
Accumulated other comprehensive loss, net of tax                                         (160)             (160)
                                                                                    ---------         ---------
Net stockholders' deficit                                                            (209,835)         (207,383)
                                                                                    ---------         ---------
Total liabilities and stockholders' deficit                                         $ 678,229          $687,180
                                                                                    =========         =========

                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                                         Quarter ended
                                                                      March 26,    March 31,
                                                                         2000        1999
                                                                     -----------  ----------
Revenues:
  Advertising                                                        $   83,455   $  79,570
  Circulation                                                            24,457      24,308
                                                                     ----------   ---------
Newspaper revenues                                                      107,912     103,878
Commercial printing and other                                             5,295       6,024
                                                                     ----------   ---------
                                                                        113,207     109,902

Operating expenses:
  Salaries and employee benefits                                         39,760      38,997
  Newsprint, ink and printing charges                                    11,438      12,477
  Selling, general and administrative                                    12,113      10,349
  Depreciation and amortization                                           7,085       7,232
  Other                                                                  14,990      14,098
                                                                     ----------   ---------
                                                                         85,386      83,153
                                                                     ----------   ---------

Operating income                                                         27,821      26,749

Net interest and other expense                                          (13,214)    (13,462)
                                                                     ----------   ---------
Income before provision for income taxes
  and equity interest                                                    14,607      13,287
Provision for income taxes                                                5,770       5,347
                                                                     ----------   ---------
Net income before equity interest                                         8,837       7,940
Equity interest                                                            (365)       ---
                                                                     ----------   ---------
Net income                                                           $    8,472   $   7,940
                                                                     ==========   =========

Net income per common share (basic and diluted):                         $  .19      $  .17

Weighted average shares outstanding (basic and diluted):                 45,612      47,725





                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                     Quarter ended
                                                                                 March 26,      March 31,
                                                                                    2000          1999
                                                                                 ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $  8,472      $  7,940
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Provision for losses on accounts receivable                                          926           899
 Depreciation and amortization                                                      7,085         7,232
 Loss on equity investment                                                            365          ---
 Other, net                                                                           912         4,303
                                                                                  -------      --------
Net cash provided by operating activities                                          17,760        20,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                         (1,465)       (2,238)
Net proceeds from sale of property, plant and equipment and other assets                7             4
                                                                                  -------      --------
Net cash used in investing activities                                              (1,458)       (2,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of senior debt                                                          (5,907)       (2,575)
Purchase of treasury shares                                                       (10,924)      (14,888)
                                                                                  -------      --------
Net cash used in financing activities                                             (16,831)      (17,463)
                                                                                  -------      --------

Increase (decrease) in cash and cash equivalents                                     (529)          677
Cash and cash equivalents, beginning of period                                      3,090         8,542
                                                                                 --------      --------
Cash and cash equivalents, end of period                                         $  2,561      $  9,219
                                                                                 ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                       $ 13,815      $ 12,749
  Income taxes                                                                        634           434



                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2000


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

      On November 9, 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the Sunday closest to December 31st. Accordingly, the Company's 1999 fiscal year and 2000 first quarter ended on December 26, 1999 and March 26, 2000, respectively.

      The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding as of March 26, 2000.

      The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 26, 2000 and December 26, 1999 and the results of its operations and cash flows for the periods ended March 26, 2000 and March 31, 1999. These financial statements should be read in conjunction with the December 26, 1999 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.    EARNINGS PER COMMON SHARE

      For the quarters ended March 26, 2000 and March 31, 1999, there was no dilutive effect from the employee stock options, therefore, the weighted average number of shares outstanding (basic and diluted) was 45,611,852 and 47,725,341, respectively. Options to purchase approximately 3.3 million and 2.5 million shares of common stock at a range of $14.00 to $22.50 were outstanding at March 26, 2000 and March 31, 1999, but were not included in the computation of the diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.


3.    COMMON STOCK

      During 1999, the Company's Board of Directors, in connection with the Company's stock repurchase program, authorized the use of up to $50.0 million per year for the repurchase of Common Stock. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999 and as of March 26, 2000, the Company had repurchased 776,500 shares at a total cost of approximately $10.9 million. Subsequent to March 26, 2000, the Company had repurchased an additional 90,500 shares at a total cost approximately $1.3 million.

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

      As of March 26, 2000, the Company owned and operated 25 daily newspapers and 200 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of March 26, 2000, the Company had total paid daily circulation of 636,939, total paid Sunday circulation of 619,963 and total non-daily distribution of approximately 4.6 million.

      The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership, (ii) grow by acquisition, (iii) capture synergies from geographic clustering and (iv) implement consistent operating policies and standards. From 1993 through the present, the Company successfully completed 17 strategic acquisitions, acquiring 13 daily newspapers, 126 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications. The third is a premium quality sheet-fed printing company.

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

      In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make journalregister.com Web sites the indispensable source of useful and reliable community news, sports and information in their markets. The Company currently operates 69 individual Web sites featuring the Company's daily newspapers and non-daily publications.

      On November 9, 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the Sunday closest to December 31st. Accordingly, the Company's 1999 fiscal year and 2000 first quarter ended on December 26, 1999 and March 26, 2000, respectively.


THREE MONTHS ENDED MARCH 26, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      REVENUES. For the quarter ended March 26, 2000, revenues increased $3.3 million, or 3.0%, to $113.2 million. Newspaper revenues increased $4.0 million, or 3.9%, to $107.9 million, principally due to advertising revenues which increased approximately $3.9 million, or 4.9%, to $83.5 million. The increase in advertising revenue was led by growth in classified revenue of 6.8% from the prior year period. Commercial printing and other represented 4.7% of the Company's revenues in the first quarter of 2000, as compared to 5.5% in the first quarter of 1999. On-line revenue, included in advertising revenue, increased approximately 20% from the prior year period.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 35.1% of the Company's revenues for the first quarter of 2000 and 35.5% for the first quarter of 1999. Salaries and employee benefits increased $763,000, or 2.0%, in 2000 to $39.8 million.

      NEWSPRINT, INK AND PRINTING CHARGES. In the first quarter of 2000, newsprint, ink and printing charges were 10.1% of the Company's revenues, as compared to 11.4% in the first quarter of 1999. Newsprint, ink and printing charges decreased $1.0 million, or 8.3%, for the quarter ended March 26, 2000, primarily due to a decrease of approximately 13% in the price per ton of newsprint as compared to the quarter ended March 31, 1999.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 10.7% and 9.4% of the Company's revenues for the first quarters of 2000 and 1999, respectively. Selling, general and administrative expenses for the quarter ended March 26, 2000 increased $1.8 million, or 17.0%, to $12.1 million, from the first quarter of 1999, due primarily to increased promotion activity associated with the Company's revenue growth.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses remained relatively consistent at 6.3% and 6.6% of the Company's revenues in the first quarters of 2000 and 1999, respectively. Depreciation and amortization expenses decreased $147,000, or 2.0%, to $7.1 million at March 26, 2000.

      OTHER EXPENSES. Other expenses accounted for 13.2% of the Company's revenues for the first quarter of 2000, as compared to 12.8% for the first quarter of 1999. Other expenses increased $892,000 or 6.3%, to $15.0 million from $14.1 million due in part to increases in expenses associated with the Company's Internet operations.

      OPERATING INCOME. Operating income increased $1.1 million, or 4.0% for the first quarter of 2000 to $27.8 million from $26.7 million for the first quarter of 1999 due primarily to the Company's growth in revenue and newsprint cost savings.

      INTEREST EXPENSE. Interest expense remained relatively flat, increasing 0.1%, from first quarter 1999 to first quarter 2000, as a result of reduced outstanding senior debt offset by an increase in interest rates. In addition, the Company has entered into various interest rate protection agreements which have had a favorable impact on interest expense.

      PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 39.5% and 40.2% for the first quarters ended March 26, 2000 and March 31, 1999, respectively.

      EQUITY INTEREST. As previously reported, during 1999, the Company purchased an interest in AdOne, LLC ("AdOne"), an Internet-based classified advertising service. The loss recorded during the first quarter of 2000 represents the Company's prorata share of AdOne's net loss for the period.

      NET INCOME. Net income was $8.5 million, or $.19 per share, basic and diluted, for the first quarter of 2000, as compared to $7.9 million, or $.17 per share, basic and diluted, for the first quarter of 1999.

      OTHER INFORMATION. EBITDA for the first quarter of 2000 increased $925,000 or 2.7%, to $34.9 million from $34.0 million in the first quarter of 1999. Tangible net income at March 26, 2000 was $11.6 million, or $.25 per share, as compared to $10.7 million or $.23 per share at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations have historically generated strong positive cash flow. The Company believes cash flows from operations will be sufficient to fund its operations, capital expenditures and long-term debt obligations. The Company also believes that cash flows from operations and future borrowings and its ability to issue common stock as consideration for future acquisitions will provide it with the flexibility to fund its acquisition strategy while continuing to meet its operating needs, capital expenditures and long-term debt obligations.

      CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities decreased $2.6 million to $17.8 million for the first quarter of 2000. Net cash provided by operating activities at March 26, 2000 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization).

      CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $776,000 to $1.5 million at March 26, 2000. During 1999, the Company began the initial phases for its new Philadelphia printing facility. As of March 26, 2000, approximately $3.4 million of expenditures were made in connection with the facility. The total cost of the project is currently estimated to be approximately $35.0 million and is expected to be completed in September 2001.

The Company expects to fund this project with cash flows from operations and borrowings. The Company has a capital expenditure program (excluding future acquisitions and the Philadelphia printing facility) of approximately $17.0 million in place for 2000, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment, plants and property, vehicles and other assets. The Company also expects to spend $20 to $22 million in connection with the Philadelphia printing facility. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $16.8 million in the first quarter of 2000, as compared to $17.5 million at March 31, 1999. The 2000 activity reflects the use of approximately $5.9 million in connection with the repayment of senior debt and $10.9 million in connection with the Company's stock repurchase program.

      The Company has a credit agreement (the "Credit Agreement") which provides for $500.0 million in term loans and a $400.0 million revolving credit facility. Amortization of the term loans commences on June 30, 2000 with final maturity on September 30, 2006. The revolving credit facility reduces quarterly beginning June 30, 2002 and matures on March 31, 2006.

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

      Interest rate protection agreements (IRPAs) relating to the Company's borrowings included SWAP agreements with a notional principal amount of $325.0 million on March 26, 2000, and $619.0 million on December 26, 1999. On January 29, 1999, certain SWAP agreements entered into during 1998 became effective, for an aggregate notional principal amount of $400.0 million which reduce by $75.0 million per year beginning on January 31, 2000 and expire on October 29, 2002. The agreements exchange a floating LIBOR rate plus an applicable margin for a fixed LIBOR rate plus an applicable margin. During 1999, the Company entered into additional three month SWAP agreements in an aggregate notional amount of $219.0 million which matured March 15, 2000. For the three months ended March 26, 2000, the Company's weighted average effective interest rate on its outstanding debt balance was approximately 7.0%. This 7.0% takes into account the effect of interest rate protection agreements in effect during the period.

      As of March 26, 2000, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $725.6 million, of which $225.6 million was outstanding under the revolving credit facility. There was $174.4 million of unused and available funds under the revolving credit facility at March 26, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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

      At March 26, 2000, the Company had in effect SWAP agreements for a notional amount of $325 million. The fair market value of the SWAP at March 26, 2000, had the SWAP been marked to market, would have resulted in a gain of approximately $7.3 million. Assuming a 10% increase or reduction in interest rates for the quarter ended March 26, 2000, the effect on the Company's pre-tax earnings and cash flows would be approximately $650,000.


RECENT EVENTS

      On February 28, 2000, the Company announced its intent to sell its Ohio and St. Louis area newspapers. The Ohio properties include four daily newspapers with a total daily circulation of approximately 126,000. The Missouri and Illinois properties include the Suburban Newspapers of Greater St. Louis, representing non-daily distribution of approximately 1.7 million and a daily newspaper in Alton, Illinois, with daily circulation of approximately 28,000 and Sunday circulation of approximately 30,000. For the three months ended March 26, 2000, the Ohio and St. Louis area newspapers generated approximately $31.8 million in revenue.


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

Date: May 9, 2000                             JOURNAL REGISTER COMPANY


                                              By: /S/ JEAN B. CLIFTON
                                                  -----------------------------
                                                  Jean B. Clifton
                                                  Executive Vice President &
                                                  Chief Financial Officer and
                                                  Secretary

                                 EXHIBIT INDEX

Exhibit Number        Description
--------------        -----------

    27.1              Financial Data Schedule