Form 10-Q
period 2000-06-25
JOURNAL REGISTER CO
filed 2000-08-09
CIK 1035815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 25, 2000

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


                 -----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 45,198,535 shares outstanding (exclusive of treasury shares) as of August 7, 2000.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q



PART I.           FINANCIAL INFORMATION

                                                                        PAGE NO.

      Item 1. Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets.....................    2

              Condensed Consolidated Statements of Income ..............    3

              Condensed Consolidated Statements of Cash Flows...........    4

              Notes to Unaudited Condensed Consolidated
              Financial Statements......................................    5

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............    7

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk...............................................   11



PART II.      OTHER INFORMATION

      Item 1. Legal Proceedings.........................................   11

      Item 2. Changes in Securities and Use of Proceeds.................   11

      Item 3. Defaults Upon Senior Securities...........................   11

      Item 4. Submission of Matters to a Vote of Security
              Holders...................................................   12

      Item 5. Other Information.........................................   12

      Item 6. Exhibits and Reports on Form 8-K..........................   12

      Signature.........................................................   13

                              PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            JOURNAL REGISTER COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                     JUNE 25,   DECEMBER 26,
                                                                       2000        1999
                                                                    ----------  ------------
ASSETS
         Current assets:
           Cash and cash equivalents                                $   2,884    $   3,090
           Accounts receivable, less allowance for doubtful
             accounts of $6,555 at June 25, 2000 and
             $6,293 at December 26, 1999                               64,334       65,597
           Inventories                                                  9,383        9,899
           Deferred income taxes                                        2,808        2,721
           Other current assets                                         7,615        7,090
                                                                    ---------    ---------
         Total current assets                                          87,024       88,397

         Property, plant and equipment:                               250,450      246,836
              Less accumulated depreciation                          (148,127)    (141,860)
                                                                    ---------    ---------
                                                                      102,323      104,976
         Intangible and other assets, net of accumulated
           amortization of $50,048 at June 25, 2000 and
           $42,751 at December 26, 1999                               493,201      493,807
                                                                    ---------    ---------
         Total assets                                               $ 682,548    $ 687,180
                                                                    =========    =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT
         Current liabilities:
           Current maturities of long-term debt                     $  26,000    $  19,500
           Accounts payable                                             9,396       14,617
           Income taxes payable                                           241          438
           Accrued interest                                             6,870        6,886
           Other accrued expenses and current liabilities              30,638       31,439
                                                                    ---------    ---------
         Total current liabilities                                     73,145       72,880

         Senior debt, less current maturities                         688,200      711,967
         Deferred income taxes                                         22,616       20,291
         Accrued retiree benefits and other liabilities                14,657       15,920
         Income taxes payable                                          80,971       73,505

         Commitments and contingencies

         Stockholders' deficit:

         Common stock, $.01 par value per share, 300,000,000
           shares authorized, 48,437,581 issued at June 25,
           2000 and December 26, 1999                                     484          484
          Additional paid-in capital                                  358,244      358,244
          Accumulated deficit                                        (513,399)    (536,156)
                                                                    ---------    ---------
           Total                                                     (154,671)    (177,428)

         Less treasury stock 3,242,953 and 2,362,953 shares,
           at cost on June 25, 2000 and December 26, 1999,
           respectively                                               (42,210)     (29,795)
         Accumulated other comprehensive loss, net of tax                (160)        (160)
                                                                    ---------    ---------
         Net stockholders' deficit                                   (197,041)    (207,383)
                                                                    ---------    ---------
         Total liabilities and stockholders' deficit                $ 682,548    $ 687,180
                                                                    =========    =========


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                     THREE MONTHS ENDED              SIX MONTHS ENDED

                               JUNE 25, 2000   JUNE 30, 1999   JUNE 25, 2000   JUNE 30, 1999
                               -------------   -------------   -------------   -------------
Revenues:
   Advertising                   $  94,127       $  90,653       $ 177,582       $ 170,223
   Circulation                      24,388          24,320          48,845          48,628
                                 ---------       ---------       ---------       ---------
Newspaper revenues                 118,515         114,973         226,427         218,851
Commercial printing and other        5,578           6,193          10,873          12,217
                                 ---------       ---------       ---------       ---------
                                   124,093         121,166         237,300         231,068

Operating expenses:
   Salaries and employee benefits   39,767          39,692          79,527          78,689
   Newsprint, ink and printing
     charges                        12,386          12,598          23,824          25,075
   Selling, general and
     administrative                 12,072          11,107          24,185          21,456
   Depreciation and amortization     7,081           7,277          14,166          14,509
   Other                            15,317          14,510          30,307          28,608
                                 ---------       ---------       ---------       ---------
                                    86,623          85,184         172,009         168,337

Operating income                    37,470          35,982          65,291          62,731

Net interest and other expense     (13,071)        (12,775)        (26,285)        (26,237)
                                 ---------       ---------       ---------       ---------

Income before provision for
  income taxes and equity
  interest                          24,399          23,207          39,006          36,494

Provision for income taxes           9,638           9,355          15,408          14,702
                                 ---------       ---------       ---------       ---------

Net income before equity
  interest                          14,761          13,852          23,598          21,792
Equity interest                       (476)            ---            (841)            ---
                                 ---------       ---------       ---------       ---------
Net income                       $  14,285       $  13,852       $  22,757       $  21,792
                                 =========       =========       =========       =========

Net income per common share
  (basic and diluted):                $.32           $ .30            $.50            $.46

Weighted average shares
  outstanding:
    Basic                           45,221          46,577          45,416          47,148
    Diluted                         45,250          46,715          45,431          47,179



                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          SIX  MONTHS ENDED
                                                       JUNE 25,         JUNE 30,
                                                         2000             1999
                                                      ---------        ---------

     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                      $ 22,757         $ 21,792
      Adjustments to reconcile net income to
        net cash provided by operating activities:
       Provision for losses on accounts receivable       2,036            2,187
       Depreciation and amortization                    14,166           14,509
        Loss on equity investment                          841              ---
       Other, net                                       (6,625)           6,980
                                                      --------         --------
     Net cash provided by operating activities          33,175           45,468

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of newspaper properties                      ---             (249)
     Net additions to property, plant and equipment     (3,714)          (8,406)
     Net proceeds from sale of property, plant and
       equipment and other assets                           15              ---
                                                      --------         --------
     Net cash used in investing activities              (3,699)          (8,655)

     CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of senior debt                         (17,267)         (16,575)
     Purchase of treasury shares                       (12,415)         (23,989)
                                                      --------         --------
     Net cash used in  financing activities            (29,682)         (40,564)
                                                      --------         --------

     Decrease in cash and cash equivalents                (206)          (3,751)
     Cash and cash equivalents, beginning of period      3,090            8,542
                                                      --------         --------
     Cash and cash equivalents, end of period         $  2,884         $  4,791
                                                      ========         ========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
     Cash paid during the year for:
       Interest                                       $ 26,792         $ 25,447
       Income taxes                                      5,901            1,881


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 2000


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

      On November 9, 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the Sunday closest to December 31st. Accordingly, the Company's 1999 fiscal year and 2000 second quarter ended on December 26, 1999 and June 25, 2000, respectively.

      The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding as of June 25, 2000.

      The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 25, 2000 and December 26, 1999 and the results of its operations and cash flows for the periods ended June 25, 2000 and June 30, 1999. These financial statements should be read in conjunction with the December 26, 1999 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.


2.    EARNINGS PER COMMON SHARE

      The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                     Three months ended     Six months ended
(in thousands)                       JUNE 25,   JUNE 30,   JUNE 25,   JUNE 30,
                                       2000       1999       2000       1999
                                     --------   --------   --------   --------

Weighted-average shares for
 basic earnings per share             45,221     46,577     45,416     47,148
Effect of dilutive securities:
  Employee stock options                  29        138         15         31
                                      ------     ------     ------     ------
Adjusted weighted-average
 shares for diluted
 earnings per share                   45,250     46,715     45,431     47,179
                                      ======     ======     ======     ======

      Options to purchase 3.4 million shares of common stock at a range of $14.625 to $22.50 were outstanding during the three and six month periods ended June 25, 2000, but were not included in the computation of the diluted EPS because the exercise prices of those options were greater than the average market price of the common shares. Similarly, options to purchase 1.7 million and 2.6 million shares of common stock at a range of $17.63 to $22.50 and $14.75 to $22.50 were outstanding during the three and six month periods ended June 30, 1999, but were not included in the computation of diluted EPS.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 2000



3.    COMMON STOCK

      During 1999, the Company's Board of Directors, in connection with the Company's stock repurchase program, authorized the use of up to $50.0 million per year for the repurchase of Common Stock. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999 and as of June 25, 2000, the Company had repurchased 880,000 shares at a total cost of approximately $12.4 million.

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

      As of June 25, 2000, the Company owned and operated 25 daily newspapers and 200 non-daily publications strategically clustered in seven geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; the greater St. Louis area; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of June 25, 2000, the Company had total paid daily circulation of approximately 636,939, total paid Sunday circulation of approximatley 619,963 and total non-daily distribution of approximately 4.6 million.

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

      In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make journalregister.com Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its web sites the local information portal for their markets. The Company currently operates 147 individual Web sites featuring the Company's daily newspapers and non-daily publications.

      On November 9, 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the Sunday closest to December 31st. Accordingly, the Company's 1999 fiscal year and 2000 second quarter ended on December 26, 1999 and June 25, 2000, respectively.


THREE MONTHS ENDED JUNE 25, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      REVENUES. For the quarter ended June 25, 2000, revenues increased $2.9 million, or 2.4%, to $124.1 million. Newspaper revenues increased $3.5 million, or 3.1%, to $118.5 million, principally due to advertising revenues which increased approximately $3.5 million, or 3.8%, to $94.1 million. The increase in advertising revenue was led by growth in classified revenue of 3.6% from the prior year period. Commercial printing and other represented 4.5% of the Company's revenues in the second quarter of 2000, as compared to 5.1% in the second quarter of 1999. On-line revenue, included in advertising revenue, increased approximately 9.3% from the prior year period.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 32.0% of the Company's revenues for the second quarter of 2000 and 32.8% for the second quarter of 1999. Salaries and employee benefits remained relatively flat in the second quarter of 2000, increasing $75,000 or 0.2% in 2000 to $39.8 million due to acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. In the second quarter of 2000, newsprint, ink and printing charges were 10.0% of the Company's revenues, as compared to 10.4% in the second quarter of 1999. Newsprint, ink and printing charges decreased $212,000, or 1.7%, for the quarter ended June 25, 2000, primarily due to a decrease in newsprint used in our commercial operations.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 9.7% and 9.2% of the Company's revenues for the second quarters of 2000 and 1999, respectively. Selling, general and administrative expenses for the quarter ended June 25, 2000 increased $965,000, or 8.7%, to $12.1 million, from the second quarter of 1999, due primarily to increased promotion activity associated with the Company's revenue growth.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 5.7% and 6.0% of the Company's revenues in the second quarters of 2000 and 1999, respectively. Depreciation and amortization expenses decreased $196,000, or 2.7%, to $7.1 million for the quarter ended June 25, 2000.

      OTHER EXPENSES. Other expenses accounted for 12.3% of the Company's revenues for the second quarter of 2000, as compared to 12.0% for the second quarter of 1999. Other expenses increased $807,000, or 5.6%, to $15.3 million from $14.5 million due in part to increases in expenses associated with the Company's internet operations.

      OPERATING INCOME. Operating income increased $1.5 million, or 4.1%, for the second quarter of 2000 to $37.5 million from $36.0 million for the second quarter of 1999, primarily due to the Company's growth in revenue.

      INTEREST EXPENSE. Interest expense remained relatively flat, decreasing $362,000 from second quarter 1999 to second quarter 2000. The Company's average senior debt outstanding during the second quarter of 2000 was $723.2 million, a decrease of $44.4 million as compared to the second quarter of 1999. The effect of reduced outstanding senior debt on interest expense was offset by increased interest rates.

      PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 39.5% and 40.3% for second quarters ended June 25, 2000 and June 30, 1999, respectively.

      EQUITY INTEREST. As previously reported, during 1999, the Company purchased an interest in AdOne, LLC ("AdOne"), an internet based classified advertising service. The loss of $476,000 recorded during the second quarter of 2000 represents the Company's pro-rata share of AdOne's net loss for the period.

      NET INCOME. Net income was $14.3 million, or $.32 per share, basic and diluted, for the second quarter of 2000, as compared to $13.9 million, or $.30 per share, basic and diluted, for the second quarter of 1999.

      OTHER INFORMATION. EBITDA for the second quarter of 2000 increased $1.3 million, or 3.0%, to $44.6 million from $43.3 million in the second quarter of 1999. Tangible net income at June 25, 2000 was $17.5 million, or $.39 per share, as compared to $16.6 million or $.36 per share at June 30, 1999.

SIX MONTHS ENDED JUNE 25, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      REVENUES. For the six months ended June 25, 2000, revenues increased $6.2 million, or 2.7%, to $237.3 million. Newspaper revenues increased $7.6 million, or 3.5%, to $226.4 million, principally due to advertising revenues which increased approximately $7.4 million, or 4.3%, to $177.6 million. The increase in advertising revenue was led by growth in classified revenue of 5.1% from the prior year period. Commercial printing and other represented 4.6% of the Company's revenues for the six months ended June 25, 2000, as compared to 5.3% for the six months ended June 30, 1999. On-line revenue, included in advertising revenue, increased approximately 13.3% from the prior year period.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 33.5% of the Company's revenues for the first six months of 2000 and 34.1% for the first six months of 1999. Salaries and employee benefits increased $838,000, or 1.1%, in 2000 to $79.5 million due to acquisitions.

      NEWSPRINT, INK AND PRINTING CHARGES. For the six months ended June 25, 2000, newsprint, ink and printing charges were 10.0% of the Company's revenues, as compared to 10.9% for the same period in 1999. Newsprint, ink and printing charges decreased $1.3 million, or 5.0%, for the six months ended June 25, 2000, primarily due to a decrease of approximately 7% in the price per ton of newsprint.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 10.2% and 9.3% of the Company's revenues for the six months ended June 25, 2000 and June 30, 1999, respectively. Selling, general and administrative expenses for the six months ended June 25, 2000 increased $2.7 million, or 12.7%, to $24.2 million, from the $21.5 million for the six months ended June 30, 1999, due primarily to increased promotion activity associated with the Company's revenue growth.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.0% and 6.3% of the Company's revenues for the six months ended June 25, 2000 and June 30, 1999, respectively. Depreciation and amortization expenses decreased $343,000 or 2.4%, to $14.2 million for the six months ended June 25, 2000.

      OTHER EXPENSES. Other expenses accounted for 12.8% of the Company's revenues for the six months ended June 25, 2000, as compared to 12.4% for the six months ended June 30, 1999. Other expenses increased $1.7 million or 5.9%, to $30.3 million from $28.6 million due in part to increases in expenses associated with the Company's internet operations.

      OPERATING INCOME. Operating income increased $2.6 million, or 4.1% for the six months ended June 25, 2000 to $65.3 million from $62.7 million in 1999 due to the Company's growth in revenue and newsprint cost savings.

      INTEREST EXPENSE. Interest expense remained relatively flat, decreasing $378,000, or 1.4%, from the first six months of 1999 as compared to the first six months of 2000, as a result of reduced outstanding senior debt offset by an increase in interest rates.

      PROVISION FOR INCOME TAXES. The Company reported effective tax rates of 39.5% and 40.3% for the six months ended June 25, 2000 and June 30, 1999, respectively.

      EQUITY INTEREST. As previously reported, during 1999, the Company purchased an interest in AdOne, LLC ("AdOne"), an internet based classified advertising service. The loss of $841,000 recorded for the first six months of 2000 represents the Company's prorata share of AdOne's net loss for the period.

      NET INCOME. Net income was $22.8 million, or $.50 per share, basic and diluted, for the six months ended June 25, 2000, as compared to $21.8 million, or $.46 per share, basic and diluted, for the six months ended June 30, 1999.

      OTHER INFORMATION. EBITDA for the six months ended June 25, 2000 increased approximately $2.2 million or 2.9%, to $79.5 million from $77.2 million for period ended June 30, 1999. Tangible net income for the six months ended June 25, 2000 was $29.1 million, or $.64 per share, as compared to $27.4 million or $.58 per share for the six months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations have historically generated strong positive cash flow. The Company believes cash flows from operations will be sufficient to fund its operations, capital expenditures and long-term debt obligations. The Company also believes that cash flows from operations, future borrowings and its ability to issue common stock as consideration for future acquisitions, will provide it with the flexibility to fund its acquisition strategy while continuing to meet its operating needs, capital expenditures and long-term debt obligations.

      CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities decreased $12.3 million to $33.2 million for the first six months of 2000. Net cash provided by operating activities at June 25, 2000 primarily resulted from net income before non-cash expenses (i.e., depreciation and amortization).

      CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities decreased $5.0 million to $3.7 million at June 25, 2000. During 1999, the Company began the initial phases for its new Philadelphia printing facility. As of June 25, 2000, approximately $6.8 million of expenditures were made in connection with the facility. The total cost of the project is currently estimated to be approximately $35.0 million and is expected to be completed in the second half of 2001. The Company expects to fund this construction project with cash flows from operations and borrowings. The Company has a capital expenditure program (excluding future acquisitions and the Philadelphia printing facility) of approximately $14.0 million in place for 2000, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment, plants and property, vehicles and other assets. The Company also expects to spend approximately $18 million in connection with the Philadelphia printing facility in 2000. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $29.7 million in the first six months of 2000, as compared to $40.6 million for the first six months of 1999. The 2000 activity reflects the use of approximately $17.3 million in connection with the repayment of senior debt and $12.4 million in connection with the Company's stock repurchase program.

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

      Interest rate protection agreements (IRPAs) relating to the Company's borrowings included SWAP agreements with a notional principal amount of $325.0 million on June 25, 2000, and $619.0 million on December 26, 1999. These SWAP agreements reduce by $75.0 million each year on January 31st and expire on October 29, 2002. The agreements exchange a floating LIBOR rate plus an applicable margin for a fixed LIBOR rate plus an applicable margin. For the six months ended June 25, 2000, the Company's weighted average effective interest rate on its outstanding debt balance was approximately 7.2%. This 7.2% takes into account the effect of interest rate protection agreements in effect during the period.

      As of June 25, 2000, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $714.2 million, of which $214.2 million was outstanding under the revolving credit facility. There was $185.8 million of unused and available funds under the revolving credit facility at June 25, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on certain interest rate spreads applied to LIBOR, the Prime Rate or Federal Funds Rate as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates, the Company, as required by its Credit Agreement, enters into certain interest rate protection agreements, which allow the Company to exchange variable rate interest for fixed rate, maturing at specific intervals. The difference to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. The Company's use of these agreements is limited to hedging activities and not for trading or speculative activity.

      At June 25, 2000, the Company had in effect SWAP agreements for a notional amount of $325 million. The fair market value of the SWAP at June 25, 2000, had the SWAP been marked to market, would have resulted in a gain of approximately $7.0 million. Assuming a 10% increase or reduction in interest rates for the six months ended June 25, 2000, the effect on the Company's pre-tax earnings and cash flows would be approximately $1.4 million.


RECENT EVENTS

      On February 28, 2000, the Company announced its intent to sell its Ohio and St. Louis area newspapers. The Ohio properties include four daily newspapers with a total daily circulation of approximately 126,000. The Missouri and Illinois properties include the Suburban Newspapers of Greater St. Louis, representing non-daily distribution of approximately 1.7 million and a daily newspaper in Alton, Illinois, with daily circulation of approximately 28,000 and Sunday circulation of approximately 30,000. For the six months ended June 25, 2000 the Ohio and St. Louis area newspapers generated approximately $66.3 million in revenue.


SUBSEQUENT EVENTS

      On June 26, 2000, the Company announced an agreement to sell the Suburban Newspapers of Greater St. Louis, including the LADUE NEWS, to Pulitzer Inc. of St. Louis for $165 million.

      On July 31, 2000, the Company announced it had signed a letter of intent to sell THE TELEGRAPH in Alton, Illinois to Freedom Communications, Inc.




                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual Meeting of Stockholders on May 16, 2000. Proposals presented for a stockholder vote were (i) the election of two Class C directors and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year 2000.

        Each of the Class C directors nominated by the Company were elected with the following voting results:

                                      VOTES FOR         VOTES WITHHELD

        Robert M. Jelenic             43,052,810            11,486

        John L. Vogelstein            43,052,861            11,435



        The appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year 2000 was approved with the following results:

            VOTES CAST FOR    VOTES CAST AGAINST            ABSTENTIONS

              43,061,970            2,326                        0



ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

                 27    Financial Data Schedule

        (b)  Reports on Form 8-K

                 None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 8, 2000                          JOURNAL REGISTER COMPANY


                                              By:   /S/ JEAN B. CLIFTON
                                                 -------------------------------
                                                  Jean B. Clifton
                                                  Executive Vice President &
                                                  Chief Financial Officer and
                                                  Secretary

                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------

    27                   Financial Data Schedule