Form 10-Q
period 2000-09-24
JOURNAL REGISTER CO
filed 2000-11-08
CIK 1035815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 24, 2000

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


          ------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 45,205,588 shares outstanding (exclusive of treasury shares) as of November 7, 2000.

================================================================================

                                       JOURNAL REGISTER COMPANY

                                          INDEX TO FORM 10-Q

PART I.             FINANCIAL INFORMATION

                                                                                                            PAGE NO.

         Item 1.    Financial Statements (Unaudited):

                    Condensed Consolidated Balance Sheets................................................      2

                    Condensed Consolidated Statements of Income .........................................      3

                    Condensed Consolidated Statements of Cash Flows......................................      4

                    Notes to Condensed Consolidated Financial Statements.................................      5

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations........................................................................      7

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................     12



PART II.       OTHER INFORMATION

         Item 1.    Legal Proceedings....................................................................     12

         Item 2.    Changes in Securities and Use of Proceeds............................................     12

         Item 3.    Defaults Upon Senior Securities......................................................     12

         Item 4.    Submission of Matters to a Vote of Security Holders..................................     12

         Item 5.    Other Information....................................................................     12

         Item 6.    Exhibits and Reports on Form 8-K.....................................................     13

         Signature  .....................................................................................     13

                         PART I. FINANCIAL INFORMATION

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                       SEPTEMBER 24,     DECEMBER 26,
                                                                                            2000              1999
                                                                                       --------------   ---------------
ASSETS

Current assets:
  Cash and cash equivalents                                                               $ 1,079         $   3,090
  Accounts receivable, less allowance for doubtful accounts of $6,996 at
    September 24, 2000 and $6,293 at December 26, 1999                                      56,414           65,597
  Inventories                                                                                8,658            9,899
  Deferred income taxes                                                                      2,905            2,721
  Other  assets                                                                              8,525            7,090
                                                                                       --------------   ---------------
Total current assets                                                                        77,581           88,397


Property, plant and equipment:                                                             217,543          246,836

     Less accumulated depreciation                                                        (125,127)        (141,860)
                                                                                       --------------   ---------------
                                                                                            92,416          104,976
Intangible and other assets, net of accumulated amortization of $53,233 at
   September  24, 2000 and $42,751 at December 26, 1999                                    489,087          493,807
                                                                                       --------------   ---------------
Total Assets                                                                             $ 659,084        $ 687,180
                                                                                       ==============   ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Current maturities of long-term debt                                                   $ 27,562          $ 19,500

  Accounts payable                                                                           8,913           14,617

  Income taxes payable                                                                      11,414              438

  Accrued interest                                                                           5,651            6,886

  Other accrued expenses and liabilities                                                    36,391           31,439

                                                                                       --------------   ---------------
Total current liabilities                                                                   89,931           72,880

Senior debt, less current maturities                                                       502,911          711,967

Deferred income taxes                                                                       26,095           20,291

Accrued retiree benefits and other liabilities                                              13,661           15,920

Income taxes payable                                                                       115,482           73,505


Commitments and contingencies


Stockholders' deficit:

  Common stock, $.01 par value per share, 300,000,000 shares authorized,
    48, 437,581 issued at September  24, 2000 and December 26, 1999                            484              484
  Additional paid-in capital                                                               358,250          358,244
  Accumulated deficit                                                                     (405,326)        (536,156)
  Less treasury stock 3,243,981 and 2,362,953 shares, at cost on
   September 24, 2000 and December 26, 1999, respectively                                  (42,244)         (29,795)

  Accumulated other comprehensive loss, net of tax                                            (160)            (160)
                                                                                       --------------   ---------------
Net stockholders' deficit                                                                  (88,996)        (207,383)
                                                                                       --------------   ---------------
Total Liabilities and Stockholders' Deficit                                              $ 659,084        $ 687,180
                                                                                       ==============   ===============


                                   SEE ACCOMPANYING NOTES.

                                  JOURNAL REGISTER COMPANY
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         (UNAUDITED)

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 24,     SEPTEMBER 30,   SEPTEMBER 24,       SEPTEMBER 30,
                                                       2000              1999            2000                1999
                                              ----------------   -------------   --------------      ---------------
Revenues:

   Advertising                                        $ 82,572        $ 88,656        $ 260,154           $ 258,879
   Circulation                                          23,637          24,616           72,482              73,244
                                                ---------------   -------------    -------------    ----------------
Newspaper revenues                                     106,209         113,272          332,636             332,123
Commercial printing and other                            6,734           6,273           17,607              18,490
                                                ---------------   -------------    -------------    ----------------
                                                       112,943         119,545          350,243             350,613

Operating expenses:
   Salaries and employee benefits                       37,721          40,515          117,248             119,204
   Newsprint, ink and printing charges                  11,900          12,122           35,724              37,197
   Selling, general and administrative                  11,363          12,098           35,548              33,554
   Depreciation and amortization                         6,892           7,399           21,058              21,908
   Other                                                13,920          14,902           44,227              43,510
                                                ---------------   -------------    -------------    ----------------
                                                        81,796          87,036          253,805             255,373

Operating income                                        31,147          32,509           96,438              95,240

Net interest and other expense                        (11,935)        (13,264)         (38,220)            (39,501)
Gain on sale of newspaper properties                   141,123
                                                                         ---            141,123               ---
                                                ---------------   -------------    -------------    ----------------

Income before provision for income taxes
   and equity interest                                 160,335          19,245          199,341              55,739
Provision for income taxes                              51,961           7,663           67,369              22,365
                                                ---------------   -------------    -------------    ----------------

Net income before equity interest                      108,374          11,582          131,972              33,374
Equity interest                                          (301)            (67)          (1,142)                (67)
                                                ---------------   -------------    -------------    ----------------
Net income                                            $108,073       $  11,515         $130,830           $  33,307
                                                ===============   =============    =============    ================


Net income per common share:

    Basic                                                $2.39            $.25            $2.89                $.71
    Diluted                                              $2.37            $.25            $2.88                $.71

Weighted average shares outstanding:

    Basic                                               45,196          46,536           45,343              46,942
    Diluted                                             45,598          46,775           45,457              47,057





                                 SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE  MONTHS ENDED

                                                                        SEPTEMBER 24, 2000       SEPTEMBER 30, 1999
                                                                        ------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                        $ 130,830           $  33,307

Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for losses on accounts receivable                                         3,276               3,189
  Increase in deferred income taxes                                                   5,621               3,044

  Depreciation and amortization                                                      21,058              21,908

  Loss on equity investment                                                           1,142                --
  Gain on sale of newspaper properties                                             (141,123)               --
  Other, net                                                                         35,362               7,091
                                                                                  ---------           ---------
Net cash provided by operating activities                                            56,166              68,539

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of newspaper properties                                                       --               (14,668)

Net additions to property, plant and equipment                                       (5,823)            (14,866)
Net additions to construction in progress                                            (8,642)               (620)
Increase in investments                                                              (2,121)               (862)
Proceeds from sale of newspaper properties                                          171,846                --
                                                                                  ---------           ---------
Net cash provided by (used in) investing activities                                 155,260             (31,016)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of senior debt                                                           (200,994)            (16,000)
Purchase of treasury shares                                                         (12,500)            (23,989)
Proceeds from exercise of stock options                                                  57                  87
                                                                                  ---------           ---------
Net cash used in  financing activities                                             (213,437)            (39,902)
                                                                                  ---------           ---------

Decrease in cash and cash equivalents                                                (2,011)             (2,379)

Cash and cash equivalents, beginning of period                                        3,090               8,542
                                                                                  ---------           ---------
Cash and cash equivalents, end of period                                          $   1,079           $   6,163
                                                                                  =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

     Interest (net of amount capitalized)                                         $  40,720            $  38,415

     Income taxes                                                                 $   8,795            $   3,021

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 24, 2000

1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Journal Register Company (the "Company") and all of its wholly-owned subsidiaries.

         Journal Register Company (through its consolidated subsidiaries) primarily publishes daily and non-daily newspapers serving markets in Connecticut, Philadelphia and its surrounding areas, Ohio, central New England and the Capital-Saratoga and Mid-Hudson, New York regions. The Company also owns and manages commercial printing operations in Connecticut, Ohio and Pennsylvania.

         On November 9, 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the last Sunday in December. Accordingly, the Company's 1999 fiscal year and 2000 third quarter ended on December 26, 1999 and September 24, 2000, respectively.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 24, 2000 and December 26, 1999 and the results of its operations and cash flows for the periods ended September 24, 2000 and September 30, 1999. These financial statements should be read in conjunction with the December 26, 1999 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                                   Three months ended                  Nine months ended
  (In thousands)                            September 24,     September 30,      September 24,     September 30,
                                                 2000              1999               2000              1999
                                            --------------    -------------     --------------    -------------
  Weighted-average shares for basic
    earnings per share                            45,196            46,536              45,343           46,942
  Effect of dilutive securities:
     Employee stock options                          402               239                 114              115
                                            -------------     ------------       -------------     ------------
  Adjusted weighted-average shares for
    diluted earnings per share                    45,598           46,775               45,457           47,057
                                            =============     ============       =============     ============

         Options to purchase 1.6 million shares of common stock at a range of $17.63 to $22.50 and $16.31 to $22.50 were outstanding during the three and nine month periods ended September 24, 2000, respectively, but were not included in the computation of the diluted EPS because the exercise prices of those options were greater than the average market price of the common shares. Similarly, options to purchase 1.6 million shares of common stock at a range of $17.63 to $22.50 were outstanding during the three and nine month periods ended September 30, 1999, respectively, but were not included in the computation of diluted EPS.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 24, 2000

3.       COMMON STOCK

         During 1999, the Company's Board of Directors, in connection with the Company's stock repurchase program, authorized the use of up to $50.0 million per year for the repurchase of Common Stock. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999 and as of September 24, 2000, the Company had repurchased 880,000 shares at a total cost of approximately $12.4 million.

4.       DISPOSITIONS

         On August 10, 2000, the Company completed its sale of substantially all of the assets of the Suburban Newspapers of Greater St. Louis and all of the issued and outstanding capital stock of The Ladue News, Inc. ("St. Louis") to Pulitzer Inc. for $165.0 million in cash, plus working capital. The Suburban Newspapers of Greater St. Louis consisted of 38 free and 2 paid weekly newspapers with a non-daily distribution of approximately 1.6 million in the greater St. Louis, Missouri area. The Ladue News, Inc. published a weekly newspaper serving approximately 40,000 households in St. Louis. All of the proceeds were used to reduce the Company's outstanding debt.

The Company reported a pretax gain of $141.1 million ($88.4 million after tax) which is subject to the finalization of customary purchase price adjustments and closing costs related to the sale. The following unaudited pro forma operating results for the Company assume the sale occurred on December 31, 1998:

(in thousands, except per share data)

                                                   Three months ended               Nine months ended
                                             September 24,    September 30,   September 24,   September 30,
                                                  2000             1999            2000            1999
                                             -------------    -------------   -------------   -------------
  Revenues                                      $106,782         $106,118        $318,665         $312,076
  Net income                                     $19,919          $11,240         $42,997          $32,629
  Basic earnings per share                          $.26             $.24            $.77             $.70
  Diluted earnings per share                        $.26             $.24            $.77             $.69

 5.       SUBSEQUENT EVENT

         On October 24, 2000, the Company announced the completion of the sale of its Alton, Illinois newspaper, THE TELEGRAPH, to Freedom Communications, Inc. The Company expects to record a gain on the sale. Proceeds from the sale will be used to reduce debt and for general corporate purposes.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 24, 2000

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

         As of November 1, 2000, the Company owned and operated 24 daily newspapers and 151 non-daily publications strategically clustered in six geographic areas: Connecticut; Philadelphia and its surrounding areas; Ohio; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of November 1, 2000, the Company had total paid daily circulation of approximately 582,547, total paid Sunday circulation of approximately 562,561 and total non-daily distribution of approximately 2.6 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership, (ii) grow by acquisition, (iii) capture synergies from geographic clustering and (iv) implement consistent operating policies and standards. From 1993 through the present, the Company successfully completed 17 strategic acquisitions, acquiring 13 daily newspapers, 126 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications. The third is a premium quality sheet-fed printing company. In two transactions in August and October 2000 the Company disposed of the operations in its St. Louis cluster.

         The Company believes that its newspapers are effective in addressing the needs of local readers and advertisers. The Company believes that because its newspapers rely on a broad base of local retail and local classified advertising rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

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

         In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make JOURNALREGISTER.COM Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its web sites the local information portal for their markets. The Company currently operates over one hundred individual Web sites featuring the Company's daily newspapers and non-daily publications.

         On November 9, 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the last Sunday in December. Accordingly, the Company's 1999 fiscal year and 2000 second quarter ended on December 26, 1999 and September 24, 2000, respectively.

THREE MONTHS ENDED SEPTEMBER 24, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

ALL PRO FORMA INFORMATION PRESENTED HERE REFLECTS THE FINANCIAL RESULTS OF THE COMPANY ASSUMING THE SALE OF ST. LOUIS OCCURRED ON DECEMBER 31, 1998.

         SUMMARY. Net income excluding certain non-recurring items for the third quarter ended September 24, 2000 was $11.7 million, or $.26 per diluted share, compared to $11.5 million, or $.25 per diluted share for the three months ended September 30, 1999. Including the non-recurring items, net income was $108.1 million, or $2.37 per diluted share for the third quarter of 2000. The non-recurring items include (i) the August 10, 2000 sale of St. Louis to Pulitzer Inc. for $165.0 million in cash, which resulted in an after-tax gain of $88.4 million and (ii) the reversal of certain tax accruals. EBITDA for the third quarter of 2000, assuming the sale of St. Louis took place on December 31, 1998, increased to $36.9 million in the current quarter from $36.5 million in the third quarter of 1999.

         REVENUES. As a result of the August sale of the St. Louis properties, for the quarter ended September 24, 2000, revenues decreased to $112.9 million from $119.5 million.

PRO FORMA REVENUE. Pro forma revenues increased $664,000 or 0.6%. Newspaper revenues increased $197,000. The increase in newspaper revenue was the result of higher advertising revenues, particularly at the Company's Taunton, Massachusetts and Fall River, Massachusetts newspapers. Restating the prior year's quarter to conform to the Company's change from a calendar year end to a fiscal year end, advertising revenues increased by 3.2% to $76.4 million for the third quarter of 2000. Commercial printing and other revenue increased $467,000 and represented 6.3% of the Company's revenues in the third quarter of 2000, as compared to 5.9% in the third quarter of 1999. On-line revenue, included in advertising revenue, increased $133,000 or approximately 21.1% from the prior year period.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 33.4% of the Company's revenues for the third quarter of 2000 compared to 33.9% for the third quarter of 1999. Salaries and employee benefits decreased 6.9% or $2.8 million to $37.7 million for 2000. On a pro forma basis, salaries and employee benefits decreased 2.4% or $869,000 to $36.0 million primarily due to one less day in the third quarter of 2000 as compared to the 1999 third quarter.

         NEWSPRINT, INK AND PRINTING CHARGES. In the third quarter of 2000, newsprint, ink and printing charges were 10.5% of the Company's revenues, as compared to 10.1% in the third quarter of 1999. Newsprint, ink and printing charges decreased $222,000, or 1.8%, for the quarter ended September 24, 2000. On a pro forma basis, newsprint, ink and printing charges increased $807,000, or 8.3%. Supplier price increases of approximately 17% were offset by reduced consumption. The reduction in consumption was primarily due to one less day in the quarter and the Company's continued focus on cost controls including a reduction in newsprint waste, a reduction in single copy returns and a reduced page size in the Company's Lake County, Ohio newspaper.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 10.1% of the Company's revenues for the third quarter of 2000 and the third quarter of 1999. Selling, general and administrative expenses for the quarter ended September 25, 2000 decreased $735,000, or 6.1%, to $11.4 million, as compared to the third quarter of 1999. On a pro forma basis, selling, general and administrative expenses increased $449,000, or 4.5% to $10.4 million due primarily to increased promotional activity associated with the Company's revenue growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.1% and 6.2% of the Company's revenues in the third quarter of 2000 and 1999, respectively. Depreciation and amortization expenses decreased $507,000, or 6.9%, to $6.9 million for the quarter ended September 24, 2000. On a pro forma basis, depreciation and amortization decreased $290,000, or 4.1%, to $6.7 million.

         OTHER EXPENSES. Other expenses accounted for 12.3% of the Company's revenues for the third quarter of 2000, as compared to 12.5% for the third quarter of 1999. Other expenses decreased $982,000 or 6.6%, to $13.9 million from $14.9 million in 1999. On a pro forma basis, other expenses decreased $109,000, or 0.8%, to $13.0 million.

         OPERATING INCOME. Operating income decreased $1.4 million, or 4.2%, for the third quarter of 2000 to $31.1 million from $32.5 million for the third quarter of 1999 as a result of the August sale of St. Louis. On a pro forma basis, operating income increased $676,000, or 2.3%, to $30.2 million.

        NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $1.3 million as compared to the 1999 third quarter principally due to interest income earned on the proceeds from the sale of St. Louis and lower interest expense due to a reduction in the Company's debt balances with cash provided by operations partially offset by higher interest rates.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased by $44.3 million from September 30, 1999 to September 24, 2000 due to $52.7 million of income taxes provided for the gain on the sale of St. Louis partially offset by an approximate $8.0 million reduction of income tax provision due to the reversal of certain income tax accruals which were determined to no longer be required.

         EQUITY INTEREST. As previously reported, in late August of 1999, the Company purchased an equity interest in AdOne, LLC ("AdOne"), an internet based classified advertising service. The loss on equity interest of $301,000 recorded during the third quarter of 2000 represents the Company's pro-rata share of AdOne's net loss for the period and compares to $67,000 in the prior year quarter.

         OTHER INFORMATION. Tangible net income at September 24, 2000 was $14.6 million, or $.32 per share, as compared to $14.4 million or $.31 per share at September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 24, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

ALL PRO FORMA INFORMATION PRESENTED HERE REFLECTS THE FINANCIAL RESULTS OF THE COMPANY ASSUMING THE SALE OF ST. LOUIS OCCURRED ON DECEMBER 31, 1998.

         SUMMARY. Net income for the year-to-date period ended September 24, 2000 was $130.8 million, or $2.88 per diluted share, versus $33.3 million, or $.71 per diluted share for the 1999 year-to-date period. Excluding the gain on the sale of St. Louis, the tax reversal and non-cash equity interest, earnings per diluted share increased by 10.4% for the year-to-date period ended September 24, 2000 as compared to the 1999 year-to-date period. EBITDA for the nine months ended September 24, 2000 on a pro forma basis, increased $3.5 million to $110.8 million as compared to the prior year-to-date period.

         REVENUES. As a result of the August sale of St. Louis for the nine months ended September 24, 2000, revenues decreased to $350.2 million from $350.6 million.


PRO FORMA REVENUES. Pro forma revenues increased $6.6 million, or 2.1%. Newspaper revenues increased $7.4 million, or 2.5% to $301.1 million due to an increase in advertising revenues which increased approximately $8.1 million, or 3.7%, to $228.8 million, partially offset by a decrease in circulation revenue of $687,000. Restating the prior year-to-date to conform to the Company's change from a calendar year end to a fiscal year end, advertising revenues increased by 4.2% to $228.8 million for the nine months ended September 24, 2000. Commercial printing and other revenue represented 5.5% of the Company's revenues for the nine months ended September 24, 2000, as compared to 5.9% for the nine months ended September 30, 1999. On-line revenue, included in advertising revenue, increased approximately $460,000 or 22.7% from the prior year-to-date period.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 33.5% of the Company's revenues for the first nine months of 2000 compared to 34.0% for the first nine months of 1999. Salaries and employee benefits decreased $2.0 million, or 1.6%, in 2000 to $117.2 million. Pro forma salaries and employee benefits decreased $487,000, or 0.5%.

         NEWSPRINT, INK AND PRINTING CHARGES. For the nine months ended September 24, 2000, newsprint, ink and printing charges were 10.2% of the Company's revenues, as compared to 10.6% for the same period in 1999. Newsprint, ink and printing charges decreased $1.5 million or 4.0% for the nine months ended September 24, 2000 as compared to the prior year-to-date period. Pro forma newsprint, ink and printing charges decreased $628,000, or 2.1%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 10.1% and 9.6% of the Company's revenues for the nine months ended September 24, 2000 and September 30, 1999, respectively. On a pro forma basis, selling, general and administrative expenses for the nine months ended September 24, 2000 increased $2.6 million from $28.4 million to $31.0 million due primarily to increased promotion activity associated with the Company's revenue growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.0% and 6.2% of the Company's revenues for the nine months ended September 24, 2000 and September 30, 1999, respectively. Depreciation and amortization expenses decreased $850,000, or 3.9%, to $21.1 million for the nine months ended September 24, 2000. On a pro forma basis, depreciation and amortization decreased $526,000, or 2.5%, to $20.2 million.

         OTHER EXPENSES. Other expenses accounted for 12.6% of the Company's revenues for the nine months ended September 24, 2000, as compared to 12.4% for the nine months ended September 30, 1999. On a pro forma basis, other expenses increased $1.5 million, or 4.0%, to $39.5 million due in part to increases in expenses associated with the Company's internet operations.

         OPERATING INCOME. Operating income increased $1.2 million, or 1.3%, for the nine months ended September 24, 2000 to $96.4 million from $95.2 million in 1999. Pro forma operating income increased $4.1 million, or 4.7%, to $90.6 million.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $1.3 million from the first nine months of 1999 as compared to the first nine months of 2000, principally due to interest income earned on the proceeds from the sale of St. Louis.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased by $45.0 million from September 30, 1999 to September 24, 2000, primarily due to $52.7 million income taxes provided for the sale of St. Louis partially offset by an approximately $8.0 million reduction of income taxes due to the reversal of certain accruals which were determined to no longer be required.

         EQUITY INTEREST. As previously reported, in late August of 1999, the Company purchased an equity interest in AdOne, LLC ("AdOne"), an internet based classified advertising service. The loss on equity interest of $1.1 million recorded for the first nine months of 2000 represents the Company's pro rata share of AdOne's net loss for the period and compares to $67,000 in the prior year.

         OTHER  INFORMATION.  Tangible  net  income  for the nine  months  ended
September 24, 2000 was $43.8 million, or $.96 per share, as compared to $41.8 million or $.89 per share for the nine months ended September 30, 1999.

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

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities decreased $12.4 million to $56.2 million for the first nine months of 2000.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by investing activities was $155.3 million for the nine month period ended September 24, 2000. Proceeds from the sale of St. Louis were approximately $171.8 million.

During 1999, the Company began the initial phases of its new Philadelphia printing facility. As of September 24, 2000, approximately $9.7 million of expenditures were made in connection with the facility. The Company anticipates spending approximately $18.0 million in connection with the Philadelphia printing facility in 2000. The total cost of the project is currently estimated to be approximately $35.4 million and is expected to be completed in the fourth quarter of 2001. The Company expects to fund this construction project with cash flows from operations and borrowings.

The Company has a capital expenditure program (excluding future acquisitions and the Philadelphia printing facility) of approximately $14.0 million in place for 2000. The Company believes its capital expenditure program is sufficient to maintain and improve its current level and quality of operations.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $213.4 million in the first nine months of 2000, as compared to $39.9 million for the first nine months of 1999 primarily due to the reduction in debt from the use of the proceeds of the sale of St. Louis. The 2000 activity reflects the use of approximately $201.0 million for the repayment of senior debt and $12.5 million in connection with the Company's stock repurchase program.

On October 24, 2000 the Company announced the completion of the sale of its Alton, Illinois newspaper, THE TELEGRAPH, to Freedom Communications, Inc. Proceeds from the sale will be used to reduce debt and for general corporate purposes.

The Company has a credit agreement (the "Credit Agreement") which provides for $500.0 million in term loans and a $400.0 million revolving credit facility. Amortization of the term loans commenced on June 30, 2000 with final maturity on September 30, 2006. The revolving credit facility reduces quarterly beginning June 30, 2002 and matures on March 31, 2006.

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

Interest rate protection agreements (IRPAs) relating to the Company's borrowings included SWAP agreements with a notional principal amount of $325.0 million on September 24, 2000, and $619.0 million on December 26, 1999. These SWAP agreements reduce by $75.0 million each year on January 31st and expire on October 29, 2002. The agreements exchange a floating LIBOR rate plus an applicable margin for a fixed LIBOR rate plus an applicable margin. For the nine months ended September 24, 2000, the Company's weighted average effective interest rate on its outstanding debt balance was approximately 7.1%. This 7.1% takes into account the effect of interest rate protection agreements in effect during the period.

As of September 24, 2000, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $529.9 million, of which $36.4 million was outstanding under the revolving credit facility. There were $363.6 million of unused and available funds under the revolving credit facility at September 24, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on certain interest rate spreads applied to LIBOR, the Prime Rate or Federal Funds Rate as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates, the Company, as required by its Credit Agreement, enters into certain interest rate protection agreements, which allow the Company to exchange variable rate interest for fixed rate, maturing at specific intervals. The difference to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. The Company's use of these agreements is limited to hedging activities and not for trading or speculative activity.

         At September 24, 2000, the Company had in effect SWAP agreements for a notional amount of $325 million. The fair market value of the SWAP at September 24, 2000, had the SWAP been marked to market, would have resulted in a gain of approximately $4.0 million. Assuming a 10% increase or reduction in interest rates for the nine months ended September 24, 2000, the effect on the Company's pre-tax earnings and cash flows would be approximately $2.1 million.

SUBSEQUENT EVENTS

     On October 24, 2000 the Company announced the completion of the sale of its Alton, Illinois newspaper, THE TELEGRAPH, to Freedom Communications, Inc. The Company expects to record a gain on the sale. Proceeds from the sale will be used to reduce debt and for general corporate purposes. The terms of the transaction have not been disclosed.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits

                  27       Financial Data Schedule.

           (b) Reports on Form 8-K.

                  A report on Form 8-K was filed by the Company on August 25, 2000, reporting the pro forma impact of the sale of St. Louis on previously issued financial statements.

                  A report on Form 8-K was filed by the Company on July 20, 2000 reporting an agreement to sell the Suburban Newspapers of Greater St. Louis (including The Ladue News) to Pulitzer, Inc.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 7, 2000             JOURNAL REGISTER COMPANY


                                   By:   /S/ JEAN B. CLIFTON
                                        ----------------------------------------
                                         Jean B. Clifton
                                         Executive Vice President,
                                         Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

27                         Financial Data Schedule

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

27                         Financial Data Schedule