Form 10-K
period 2000-12-31
JOURNAL REGISTER CO
filed 2001-03-30
CIK 1035815

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2001 was approximately $ 271,160,310.

    As of March 27, 2001, 42,764,050 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

    DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders, which will be filed on or before April 12, 2001.

==============================================================================

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

                                     PART I

ITEM 1.     BUSINESS.

GENERAL

      Journal Register Company (the "Company") is a leading U.S. newspaper publisher with total paid daily circulation of approximately 582,500 and total non-daily distribution of approximately 2.2 million, as of December 31, 2000. As of December 31, 2000, the Company owned and operated 24 daily newspapers and 158 non-daily publications strategically clustered in six geographic areas:
Connecticut; Greater Philadelphia; Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. The Company's newspapers are characterized by an intense focus on coverage of local news and local sports and offer compelling graphic design in colorful, reader-friendly packages.

      The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the south central part of Ohio on January 31, 2001. This sales process, which was announced in February 2000 and completed on January 31, 2001, resulted in a strategic repositioning in six geographic clusters and a substantial reduction in the Company's leverage. The proceeds from these sales were used to reduce the Company's outstanding debt, repurchase shares and for a strategic acquisition in the Company's Greater Philadelphia cluster.

      From September 1993 through December 31, 2000, the Company successfully completed 17 strategic acquisitions, acquiring 13 daily newspapers, 126 non-daily publications and three commercial printing companies; and two dispositions. The Company has generally increased the revenues and significantly increased the cash flow and profitability of its acquired operations. For the fiscal year ended December 31, 2000, the Company generated revenues of $464.0 million, EBITDA (as hereinafter defined) of $156.9 million and net income of $169.4 million. From 1993 through 2000, the Company recorded compound annual growth in revenues and EBITDA (excluding special charges in 1997 and 1998 and the extraordinary item in 1998) of approximately 7.9% and 9.0%, respectively. The Company has achieved this growth through a combination of expanding revenues in existing geographic areas, strategic acquisitions and implementing cost controls and ongoing expense reduction efforts at existing and acquired operations. See "Item 8. Financial Statements and Supplementary Data"

      The majority of the Company's daily newspapers have been published for more than 100 years and are established franchises with strong identities in the communities they serve. For example, the NEW HAVEN REGISTER, the Company's largest newspaper based on daily circulation, has roots in the New Haven, Connecticut area dating back to 1755. In many cases, the Company's daily newspapers are the only general circulation daily newspapers published in their respective communities. The Company's non-daily publications serve well-defined suburban circulation areas.

      The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of its newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high quality product standards, using extensive process color and compelling graphic design to more fully engage existing readers and to attract new readers. The Company's newspapers typically are produced using advanced prepress pagination technology, and are printed on efficient, high-speed presses.

      The Company's revenues are derived from advertising (74.0% of 2000 revenues), paid circulation, including single copy sales and subscription sales (20.9% of 2000 revenues), and commercial printing and other (5.1% of 2000 revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, local content and creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profits than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company's management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

      The Company's advertising revenues in 2000 were derived primarily from a broad group of local retailers (approximately 53.7%) and classified advertisers (approximately 42.4%). No single advertiser accounted for more than 1% of the Company's 2000 advertising revenues. The Company's management believes that because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

      Substantially all of the Company's operations relate to newspaper publishing. In addition to its daily newspapers and non-daily publications, the Company owns other businesses that complement and enhance its publishing operations, which, as of December 31, 2000, consisted of four commercial printing operations as well as a company that develops application software for the newspaper industry.

OVERVIEW OF OPERATIONS

      The Company's operations are clustered in six geographic areas:

      CONNECTICUT. In Connecticut, the Company owns the NEW HAVEN REGISTER, a small metropolitan daily newspaper with daily circulation of more than 100,000 and Sunday circulation of approximately 105,000, four suburban daily newspapers, 64 non-daily publications and one commercial printing company. The suburban daily newspapers in the Connecticut cluster are THE HERALD (New Britain), THE BRISTOL PRESS, THE REGISTER CITIZEN (Torrington) and THE MIDDLETOWN PRESS. The five daily newspapers have aggregate daily and Sunday circulation of approximately 151,000 and 150,000, respectively. The 64 suburban and community non-daily publications have aggregate distribution of approximately 865,000. Included in the non-daily publications is CONNECTICUT MAGAZINE, the state's premier magazine that was acquired in September 1999. Combined, the Company's Connecticut daily newspapers and non-daily publications serve a statewide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) through Hartford and its suburban areas to the greater New Haven area; and the Connecticut shoreline from New Haven northeast to New London.

      The following table sets forth information regarding the Company's publications in Connecticut:


                              YEAR        YEAR                  DAILY          SUNDAY        NON-DAILY
      PUBLICATION        ORIGINATED(1)  ACQUIRED LOCATION   CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)
      -----------        -------------  -------- --------   --------------  --------------  ---------------
NEW HAVEN REGISTER....        1755        1989   New Haven     100,049         104,541
THE HERALD............        1881        1995   New
                                                 Britain        17,169          35,322
THE BRISTOL PRESS.....        1871        1994   Bristol        13,320
THE REGISTER CITIZEN..        1889        1993   Torrington     10,581           9,820
THE MIDDLETOWN PRESS..        1884        1995   Middletown      9,508
Imprint Newspapers
   12 publications....        1880        1995   Bristol                                        95,137
Shore Line Newspapers
   13 publications....        1877        1995   Guilford                                      126,069
Elm City Newspapers
    9 publications....        1931        1995   Milford                                        91,929
Minuteman Newspapers
    2 publications....        1993        1998   Westport                                       36,981
Housatonic Publications
    9 publications....        1825        1998   New
                                                 Milford                                        57,314
CONNECTICUT'S COUNTY
   KIDS
    2 publications....        1989        1996   Westport                                       44,000
FOOTHILLS TRADER
    3 publications....        1965        1995   Torrington                                     50,000
CONNECTICUT MAGAZINE..        1938        1999   Trumbull                                       86,820
Gamer Publications
    3 publications....        1981        1995   Bristol                                        58,652
EAST HARTFORD GAZETTE.        1885        1995   East
                                                 Hartford                                       19,284
HOMEFINDER                    1976        1995   New                                            17,500
                                                 Britain
THOMASTON EXPRESS.....        1874        1994   Thomaston                                       1,220
TMC (7 publications)..                                                                         180,586
                                                               -------         -------         -------
TOTALS................                                         150,627         149,683         865,492
                                                               =======         =======         =======

-----------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 2000, according to Audit Bureau of Circulations ("ABC") Fas-Fax Report.

(3) Non-daily distribution includes both paid and free distribution. Paid distribution for Housatonic Publications and Minuteman Newspapers reflects Certified Audit of Circulations ("CAC") audit results for the 12-month period ended June 30, 2000. Paid distribution for CONNECTICUT MAGAZINE reflects Publisher's Statement as filed with the ABC for the six months ended December 31, 2000. All other non-daily distribution reflects average distribution for December 2000.

      The NEW HAVEN REGISTER is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The NEW HAVEN REGISTER serves a primary circulation area comprised of the majority of New Haven County and portions of Fairfield, Middlesex and New London counties. This area (including the portions of Fairfield County, which are served by related non-daily publications) has a population of 767,800 and had population growth of approximately 11% from 1980 to 2000. This area has average household income of $82,500, which is 32% above the national average of $62,600, and a retail environment comprised of approximately 7,400 stores. This area is home to a number of large and well-established institutions, including Yale University and Yale-New Haven Hospital. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only two locally licensed television station (which serve a statewide, rather than a local audience) and a fragmented radio market. Consequently, the Company's management believes that the NEW HAVEN REGISTER is a powerful local news and advertising franchise for the greater New Haven area.

      THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS serve contiguous areas between New Haven and Hartford. THE BRISTOL PRESS serves an area that has a population of 320,600 and had population growth of approximately 3% from 1980 to 2000. This area has average household income of $91,200, which is 46% above the national average. THE MIDDLETOWN PRESS serves an area that has a population of 96,100 and had population growth of approximately 13% from 1980 to 2000. This area has average household income of $75,900, which is 21% above the national average. THE HERALD serves an area that has a population of 100,200, which has remained substantially unchanged since 1980. This area has average household income of $60,600. THE REGISTER CITIZEN serves an area that has a population of 246,000 and had population growth of approximately 12% from 1980 to 2000. This area has average household income of $86,400, which is 38% above the national average.

      The Connecticut publications benefit from considerable cross-selling of advertising as well as from newsgathering, production and back office synergies. For example, the NEW HAVEN REGISTER gathers statewide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system and THE HERALD and THE MIDDLETOWN PRESS are printed at one facility, as are THE REGISTER CITIZEN and THE BRISTOL PRESS. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS, the Company launched a combined Sunday newspaper, THE HERALD PRESS, which serves the readers of these three dailies with three zoned editions and has a Sunday circulation of approximately 35,300 as of September 30, 2000, according to the ABC Fas-Fax Report.

      GREATER PHILADELPHIA. The Company owns six daily newspapers and 50 non-daily publications serving areas surrounding Philadelphia, Pennsylvania. These publications include, in Pennsylvania, the DAILY LOCAL NEWS (West Chester), THE TIMES HERALD (Norristown), THE PHOENIX (Phoenixville), a group of non-daily newspapers serving Philadelphia's affluent Main Line and a group of 18 weekly newspapers, the InterCounty Newspaper Group, serving suburban Philadelphia and central and southern New Jersey; and also, in New Jersey, THE TRENTONIAN (Trenton, NJ). The Company also owns two commercial printing companies, acquired with InterCounty Newspapers in December 1997, one of which prints the 18 weekly newspapers and one of which is a premium quality sheet-fed printing operation. The daily newspapers acquired in the July 1998 Goodson Acquisition (as hereinafter defined) include the DELAWARE COUNTY DAILY AND SUNDAY TIMES (Primos) and THE MERCURY (Pottstown), both in Pennsylvania. The Goodson Acquisition non-daily publications include, also in Pennsylvania, Acme Newspapers (Ardmore), including the MAIN LINE TIMES, serving the affluent Main Line, and the NEWS OF DELAWARE COUNTY, one of the largest audited community newspapers in the United States; Town Talk Newspapers (Media); and the Penny Pincher Shoppers (Pottstown). The six daily newspapers have aggregate daily and Sunday circulation of approximately 177,000 and 157,000, respectively. The aggregate non-daily distribution totals approximately 600,000.

      The following table sets forth information regarding the Company's publications in Greater Philadelphia:


                           YEAR        YEAR                        DAILY          SUNDAY           NON-DAILY
     PUBLICATION      ORIGINATED(1)  ACQUIRED  LOCATION         CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)
     -----------      -------------  --------  ---------------  --------------  --------------  ----------------
DELAWARE COUNTY
 DAILY AND SUNDAY
 TIMES (4)........         1876        1998    Primos, PA           48,258         44,914
DAILY LOCAL NEWS..         1872        1986    West Chester,
                                                 PA                 30,451         30,022
THE MERCURY (4)...         1930        1998    Pottstown, PA        25,350         26,173
THE TIMES HERALD..         1799        1993    Norristown, PA       18,176         15,445
THE PHOENIX.......         1888        1986    Phoenixville,
                                                 PA                  3,561
THE TRENTONIAN....         1945        1985    Trenton, NJ          50,980         40,527
Suburban
  Publications
   3 publications.         1885        1986    Wayne, PA                                            32,802
InterCounty Newspaper
    Group
   18 publications         1869        1997    Bristol, PA                                         105,000
Acme Newspapers
   4 publications (4)      1930        1998    Ardmore, PA                                          78,780
Penny Pincher
  Shoppers
   6 publications (4)      1988        1998    Pottstown, PA                                        58,400
Town Talk Newspapers
   7 publications (4)      1964        1998    Media &
                                                 Ridley, PA                                         85,700
REAL ESTATE TODAY.         1978        1998    Pottstown, PA                                        38,400
TRI-COUNTY RECORD.         1975        1986    Morgantown, PA                                       21,353
THE HOMES MAGAZINE         1988        1988(5) West Chester,
                                                 PA                                                 18,000
THE VILLAGE NEWS..         1980        1986    Downingtown, PA                                      19,000
THE TIMES RECORD..         1980        1986    Kennett
                                                 Square, PA                                          9,000
BLUE BELL JOURNAL.         1999        1999(5) Blue Bell, PA                                         6,100
TMC (6 publications)                                                                               127,000
                                                                   -------        -------          -------
TOTALS............                                                 176,776        157,081          599,535
                                                                   =======        =======          =======

-----------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 2000, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects average distribution for December 2000, with the following exceptions: Suburban Publications, which includes two publications (SUBURBAN ADVERTISER and KING OF PRUSSIA COURIER) which reflect the CAC audit for the six months ended June 30, 2000, and THE SUBURBAN & WAYNE TIMES which reflects the ABC audit results for the 24-month period ended September 30, 2000; Acme Newspapers, which includes three publications (NEWS OF DELAWARE COUNTY, GERMANTOWN COURIER and MT. AIRY TIMES EXPRESS) which reflect the CAC Newspaper Publisher's Statement for the six months ended September 30, 2000, and MAIN LINE TIMES which reflects the ABC Newspaper Publisher's Statement for the six months ended September 30, 2000.

(4) Part of the Goodson Acquisition, completed July 15, 1998.

(5) Year presented represents the year the Company started the publication.

      The majority of the Company's Pennsylvania publications are located within a 30-mile radius of Philadelphia. The Company's newspapers serve geographic areas with highly desirable demographics. The DELAWARE COUNTY DAILY AND SUNDAY TIMES serves an area that has a population of 587,700, which has remained unchanged since 1980. This area has average household income of $83,500, which is 34% above the national average. The DAILY LOCAL NEWS serves an area which has a population of 421,900 and had population growth of approximately 43% from 1980 to 2000. This area has average household income of $95,700, which is 53% above the national average. THE MERCURY, located approximately 40 miles west of Philadelphia, serves an area that has a population of 441,200 and had population growth of approximately 19% from 1980 to 2000. This area has average household income of $75,900, which is 21% above the national average. THE TIMES HERALD serves an area that has a population of 175,400 and had population growth of approximately 9% from 1980 to 2000. This area has average household income of

$85,100, which is 36% above the national average. THE PHOENIX serves an area that has a population of 120,400 and had population growth of approximately 31% from 1980 to 2000. This area has average household income of $93,000, which is 49% above the national average. The Company's weekly newspaper group, Suburban Publications, in suburban Philadelphia, serves an area that has a population of 336,600 and had population growth of approximately 24% from 1980 to 2000. This area has average household income of $123,500, which is 98% above the national average. The MAIN LINE TIMES, the flagship of the Company's Acme Newspapers group, serves an area that has a population of 391,300 and had population growth of approximately 1% from 1980 to 2000. This area has average household income of $124,500, which is 99% above the national average. The majority of the Company's Pennsylvania properties are located within 20 miles of the area's largest retail complex, the King of Prussia Plaza and Court, which is the largest mall on the East Coast of the United States and the second largest mall in the United States, in terms of total square footage.

      THE TRENTONIAN is published in Trenton, the capital of New Jersey, which is located 40 miles north of Philadelphia and 75 miles south of New York City. THE TRENTONIAN serves an area that has a population of 278,900 and had population growth of approximately 4% from 1980 to 2000. This area has average household income of $81,100, which is 30% above the national average.

      The Company's Greater Philadelphia cluster cross-sells advertising. The nature of the cluster has also allowed for the implementation of significant cost saving programs. For example, THE TIMES HERALD and several non-daily suburban publications share a printing facility, as do the DAILY LOCAL NEWS and THE PHOENIX. Acme Newspapers, part of the Goodson Acquisition, are also printed at the DAILY LOCAL NEWS' plant and at the Company's commercial printing company in Bristol, Pennsylvania. THE TRENTONIAN's television guide is also printed at the Bristol plant. All of these publications share certain newsgathering resources. The Company's management believes that the integration of the Goodson Acquisition newspapers into this cluster allows the Company to compete more effectively in the areas it serves. The construction of a new centralized production facility in the Philadelphia area, which began in 2000, will result in additional cash operating expense savings as well as improved products.

      OHIO. On December 18, 2000, the Company announced the sale of the Dover-New Philadelphia and Massillon, Ohio operations, which had combined daily circulation of approximately 38,100 and Sunday circulation of approximately 37,600. The sale closed on January 31, 2001. The Company retained its award-winning Cleveland, Ohio area newspaper operations, THE News-HERALD
(Willoughby) and THE MORNING JOURNAL (Lorain). The aggregate daily and Sunday circulation of the Cleveland area newspapers are approximately 82,300 and 97,600, respectively, excluding the newspapers sold on January 31, 2001.

      The following table sets forth information regarding the Company's publications in Ohio:


                                   YEAR         YEAR                    DAILY         SUNDAY            NON-DAILY
         PUBLICATION           ORIGINATED(1)  ACQUIRED  LOCATION    CIRCULATION(2)  CIRCULATION(2)   DISTRIBUTION(3)
         -----------           -------------  --------  --------    --------------  --------------   ---------------
THE NEWS-HERALD..............      1878         1987    Willoughby      48,033           59,506
THE MORNING JOURNAL .........      1921         1987    Lorain          34,311           38,106
THE TIMES REPORTER (4).......      1903         1987    Dover-New
                                                        Philadelphia    23,608           24,889
THE INDEPENDENT (4) (5)......      1871         1998    Massillon       14,510           12,736
COUNTY KIDS
   2 publications............      1997         1997(6) Willoughby
                                                         & Lorain                                         38,500
TMC (4 publications).........                                                                            111,859
                                                                       -------          -------          -------
TOTALS.......................                                          120,462          135,237          150,359
                                                                       =======          =======          =======

-----------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 2000, according to ABC Fas-Fax Report.

(3) Non-daily distribution is solely free distribution and reflects average distribution for December 2000.

(4) Sold on January 31, 2001.

(5) Part of the Goodson Acquisition, completed July 15, 1998.

(6) Year presented represents the year the Company started the publication.

      THE NEWS-HERALD and THE MORNING JOURNAL serve areas located directly east and west of Cleveland, respectively. THE NEWS-HERALD, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga counties, two of Ohio's five most affluent counties. Lake and Geauga counties have populations of 226,800 and 90,600, respectively, and had population growth of approximately 8% and 31%, respectively, from 1980 to 2000. Lake and Geauga counties have average household incomes of $67,900 and $96,300, respectively. THE MORNING JOURNAL serves an area that has a population of 150,300 and had population growth of approximately 2% from 1980 to 2000. This area has average household income of $61,000. The Company's management believes that THE NEWS-HERALD and THE MORNING JOURNAL compete effectively with Cleveland's major metropolitan newspaper due to the focus on coverage of local news and local sports. The Ohio cluster benefits from a variety of synergistic opportunities, including the cross-selling of advertising and editorial coverage.

      CENTRAL NEW ENGLAND. The Company owns five daily and 21 non-daily publications in the central New England area. The Company's publications in this cluster include THE HERALD NEWS (Fall River, MA), the TAUNTON DAILY GAZETTE (Taunton, MA), THE CALL (Woonsocket, RI), THE TIMES (Pawtucket, RI), the KENT COUNTY DAILY TIMES (West Warwick, RI), acquired August 13, 1999, and two groups of weekly newspapers serving southern Rhode Island, including South County. The five daily newspapers have aggregate daily circulation of approximately 72,000 and aggregate Sunday circulation of approximately 56,000. The non-daily publications in this cluster have total distribution of approximately 256,000.

      The following table sets forth information regarding the Company's publications in central New England.


                                   YEAR         YEAR                                     DAILY         SUNDAY           NON-DAILY
         PUBLICATION           ORIGINATED(1)  ACQUIRED  LOCATION                     CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)
         -----------           -------------  --------  -------------------------    --------------  --------------  ---------------
THE HERALD NEWS..............      1872        1985     Fall River, MA                   24,406           26,891
TAUNTON DAILY GAZETTE........      1848        1996     Taunton, MA                      13,369           12,917
THE CALL.....................      1892        1984     Woonsocket, RI                   15,959           16,082
THE TIMES....................      1885        1984     Pawtucket, RI                    13,947
KENT COUNTY DAILY TIMES......      1892        1999     West Warwick, RI                  4,726
Southern Rhode Island
  Newspapers
   8 publications............      1854        1995     Wakefield, RI                                                     49,098
Hometown Newspapers
   4 publications............      1969        1999     West Warwick, RI                                                  34,500
COUNTY KIDS
  3 publications.............      1997        1997(4)  Fall River & Taunton,
                                                          MA & Pawtucket, RI                                              53,000
NEIGHBORS....................      1999        1999(4)  Pawtucket & Woonsocket, RI                                        20,000
CLASSIFIED PLUS..............      1996        1996(4)  Fall River, MA                                                     6,000
TMC (4 publications).........                                                                                             93,900
                                                                                         ------           ------         -------
TOTALS.......................                                                            72,407           55,890         256,498
                                                                                         ======           ======         =======

-----------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 2000, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid and free distribution. Paid and free non-daily distribution for Southern Rhode Island Newspapers (except THE WESTERLY SHOPPER, THIS WEEK IN SOUTH COUNTY and RHODE ISLAND FAMILY) reflects the CAC Audit Report for the six months ended June 30, 2000. The other non-daily distribution figures reflect average distribution for December 2000.

(4) Year presented represents the year the Company started the publication.


      THE HERALD NEWS and the TAUNTON DAILY GAZETTE are situated 14 miles apart. Each is approximately 50 miles south of Boston, Massachusetts and 20 miles east of Providence, Rhode Island. The region's second largest shopping mall, located in Taunton, contains one million square feet of retail space and approximately 150 stores. THE HERALD NEWS serves an area that has a population of 164,800, which has remained substantially unchanged from 1980. This area has average household income of $50,400. The TAUNTON DAILY GAZETTE serves an area that has a population of 136,400 and had population growth of approximately 31% from 1980 to 2000. This area has average household income of $64,300. THE CALL serves an area that has a population of 179,600 and had population growth of approximately 10% from 1980 to 2000. This area has average household income of $67,400. THE TIMES serves an area that has a population of 181,100 and had population growth of approximately 3% from 1980 to 2000. This area has average household income of $57,900. Southern Rhode Island Newspapers serve an area that has a population of 158,100 and had population growth of approximately 30% from 1980 to 2000. This area has average household income of $72,300, which is 16% above the national average. No local television stations exist in the communities served by the Company's central New England newspapers. Further, the Company believes that its central New England properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The central New England newspapers benefit from advertising cross-selling; moreover, the Company's Massachusetts and Rhode Island newspapers benefit from significant production and editorial synergies. For example, THE TIMES, THE CALL, and the KENT COUNTY DAILY TIMES are printed at the same facility, as are the TAUNTON DAILY GAZETTE and THE HERALD NEWS. Additionally, THE TIMES, THE CALL and the group of paid suburban and community non-daily newspapers serving southern Rhode Island all share certain news gathering resources.

      CAPITAL-SARATOGA REGION OF NEW YORK. The Company owns three daily and five non-daily publications in the Capital-Saratoga Region of New York. The Company's publications in this cluster include THE RECORD (Troy), THE SARATOGIAN (Saratoga Springs), the weekly COMMUNITY NEWS, serving Clifton Park, and THE ONEIDA DAILY DISPATCH, acquired as part of the Goodson Acquisition. The daily newspapers have aggregate daily circulation of approximately 41,000 and aggregate Sunday circulation of approximately 37,000. The non-daily publications in this cluster have total distribution of approximately 86,000.

      The following table sets forth information regarding the Company's publications in the Capital-Saratoga Region of New York:


                                   YEAR         YEAR                                   DAILY         SUNDAY            NON-DAILY
         PUBLICATION           ORIGINATED(1)  ACQUIRED  LOCATION                   CIRCULATION(2)  CIRCULATION(2)   DISTRIBUTION(3)
         -----------           -------------  --------  -------------------------  --------------  --------------   ---------------
THE RECORD...................      1896        1987     Troy                          22,291           23,908
THE ONEIDA DAILY
  DISPATCH (4)...............      1850        1998     Oneida                         7,265
THE SARATOGIAN...............      1855        1998     Saratoga Springs              11,205           13,123
Oneida-Chittenango
  Pennysavers (4)
    2 publications...........      1957        1998     Oneida                                                         23,796
COMMUNITY NEWS...............      1969        1998     Clifton Park                                                   27,100
TMC (2 publications).........                                                                                          35,500
                                                                                      ------           ------          ------
TOTALS....................                                                            40,761           37,031          86,396
                                                                                      ======           ======          ======

-----------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 2000, according to ABC Fas-Fax Report.

(3) Non-daily distribution is free and reflects average distribution for December 2000.

(5) Part of the Goodson Acquisition, completed July 15, 1998.

      THE RECORD and THE SARATOGIAN are situated approximately 26 miles apart. THE RECORD serves an area that has a population of 169,500, which has remained substantially unchanged since 1980. This area has average household income of $50,700. THE SARATOGIAN serves an area that has a population of 206,400 and had population growth of approximately 22% from 1980 to 2000. This area has average household income of $62,100. THE ONEIDA DAILY DISPATCH serves an area that has a population of 73,000 and had population growth of approximately 1% from 1980 to 2000. This area has average household income of $55,500. No local television stations exist in the communities which the Capital-Saratoga Region newspapers serve. Further, the Company believes that its Capital-Saratoga Region properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS benefit from significant cross-selling of advertising. These newspapers also benefit from significant production synergies. Immediately following the March 9, 1998 acquisition of THE SARATOGIAN and the COMMUNITY NEWS, the Company began printing these newspapers at THE RECORD plant in Troy, taking advantage of that plant's excess capacity and achieving significant cost efficiencies. The three newspapers also share certain newsgathering functions, and the Company believes that additional synergies may be available between them.

      MID-HUDSON REGION OF NEW YORK. The Company owns one daily newspaper and 12 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is the DAILY FREEMAN in Kingston. The Company's non-daily publications in this cluster are the Taconic Press group, a group of 10 non-daily newspapers in Dutchess County, New York, and THE PUTNAM COUNTY COURIER, serving Putnam County, New York. The Mid-Hudson Region cluster has daily circulation of approximately 22,000, Sunday circulation of approximately 29,000 and total non-daily distribution of approximately 254,000.

      The following table sets forth information regarding the Company's publications in the Mid-Hudson Region of New York:


                                   YEAR         YEAR                        DAILY         SUNDAY            NON-DAILY
         PUBLICATION           ORIGINATED(1)  ACQUIRED  LOCATION        CIRCULATION(2)  CIRCULATION(2)   DISTRIBUTION(3)
         -----------           -------------  --------  --------------  --------------  --------------   ---------------
DAILY FREEMAN (4)...........       1871        1998     Kingston           21,515           28,564
Taconic Press
   11 publications..........       1846        1998     Millbrook                                           227,618
DOORWAYS (4) ...............       1983        1998     Kingston                                             26,400
                                                                           ------           ------          -------
TOTALS......................                                               21,515           28,564          254,018
                                                                           ======           ======          =======

-----------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages for the six months ended September 30, 2000, according to ABC Fas-Fax Report.

(3) Non-daily distribution includes both paid and free distribution. Paid distribution for THE PUTNAM COUNTY COURIER, part of the Taconic Press publications, reflects the CAC Audit Report for the twelve months ended June 30, 2000. All other distribution reflects average distribution for December 2000.

(4) Part of the Goodson Acquisition, completed July 15, 1998.

      The DAILY FREEMAN and Taconic Press serve markets in the Mid-Hudson region of New York. The DAILY FREEMAN serves an area that has a population of 261,700 and had population growth of approximately 4% from 1980 to 2000. This area has average household income of $54,600. Taconic Press newspapers serve an area that has a population of 99,800 and had population growth of approximately 13% from 1980 to 2000. This area has average household income of $71,200. THE PUTNAM COUNTY COURIER serves an area that has a population of 95,500 and had population growth of approximately 30% from 1980 to 2000. This area has average household income of $92,300. One independent television station (which serves a regional, rather than a local audience) exists in the communities that the Mid-Hudson Region newspapers serve. The Company's management believes that its Mid-Hudson Region properties also benefit from fragmented local radio Consequently, each of these newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Mid-Hudson Region newspapers benefits from significant cross-selling of advertising, production synergies and certain shared newsgathering synergies. Certain publications in this cluster also benefit from advertising cross-selling with THE REGISTER CITIZEN (Torrington, CT) and certain of the Housatonic Publications (New Milford, CT), which serve Litchfield County, Connecticut.

ONLINE OPERATIONS

      Since 1995, for each of its publications the Company has been developing Web sites, which attract readers and advertisers. The Company has published an online version of the NEW HAVEN REGISTER since 1995 and as of December 31, 2000 had 104 Web sites, which represent its various newspapers and magazines. The Company has online editorial content and classified advertising for each of its daily newspapers and weekly newspaper groups. The Web sites include local news and sports, advertising and information; and supplement the Company's newspaper and magazine publications.

      A number of the Web sites, in addition to having an individual publication Web site, are aggregated "cluster" portal sites, combining publications within a specific geographic area. The remaining Company newspapers, along with CONNECTICUT MAGAZINE, have individual Web sites. All Web sites can be accessed through the corporate Web site (www.journalregister.com). The following is a list of the Company's cluster portal Web sites and the publications that they cover:


GEOGRAPHIC CLUSTER                 PORTAL SITE                PUBLICATION COVERAGE
------------------                 -----------                --------------------

Connecticut.................       www.CTCentral.com          NEW HAVEN REGISTER (New Haven, CT)
                                                              THE BRISTOL PRESS (Bristol, CT)
                                                              THE HERALD (New Britain, CT)
                                                              THE REGISTER CITIZEN (Torrington, CT)
                                                              THE MIDDLETOWN PRESS (Middletown, CT)
                                                              CONNECTICUT MAGAZINE (TRUMBULL, CT)
                                                              Shore Line Newspapers (Guilford, CT)
                                                              Elm City Newspapers  (Milford, CT)
                                                              Imprint  Newspapers  (Bristol, CT)
                                                              Housatonic  Publications  (New Milford, CT)
                                                              Minuteman Newspapers (Westport, CT)
                                                              Foothills Trader  (Torrington, CT)

Greater Philadelphia.......        www.allaroundphilly.com    DELAWARE COUNTY DAILY AND SUNDAY TIMES
                                                                (Primos, PA)
                                                              DAILY LOCAL NEWS (West Chester, PA)
                                                              THE MERCURY (Pottstown, PA)
                                                              THE TIMES HERALD  (Norristown, PA)
                                                              THE PHOENIX (Phoenixville, PA)
                                                              THE TRENTONIAN (Trenton, NJ)
                                                              InterCounty  Newspaper Group (Bristol, PA)
                                                              Acme Newspapers (Ardmore, PA)
                                                              Suburban  Publications (Wayne, PA)

Capital-Saratoga Region of
 New York....................      www.CapitalCentral.com     THE RECORD (TROY, NY)
                                                              THE SARATOGIAN (Saratoga, Springs NY)

Central New England..........      www.RICentral.com          Southern Rhode Island Newspapers (Wakefield, RI)
                                                              KENT COUNTY DAILY TIMES (West Warwick, RI)

Mid-Hudson Region of
 New York....................      www.midhudsoncentral.com   Taconic Press (Millbrook, NY)
                                                              DAILY FREEMAN  (Kingston,  NY)

     The primary source of online revenue is from classified advertising. For the year ended December 31, 2000, the 104 Web sites generated approximately $3.7 million of revenue as compared to approximately $3.2 million for the year ended December 26, 1999. Excluding revenue generated by the Company's operations sold in 2000, online revenue for the years ended December 31, 2000 and December 26, 1999 were $3.3 million and $2.6 million, respectively.

ADVERTISING

      Substantially all of the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company's management believes that because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable. Local advertising is more stable than national advertising because a community's need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose. Advertising revenues accounted for approximately 74.0% of the Company's total revenues for 2000. The Company's advertising rate structures vary among its publications and are a function of various factors, including advertising effectiveness, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether classified or display). In 2000, local and regional advertising accounted for the largest share of the Company's advertising revenues (53.7%), followed by classified advertising (42.4%) and national advertising (3.9%). The Company's advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including realtors, car dealerships, grocery stores and other local businesses. No single advertiser accounted for more than 1% of the Company's total 2000 advertising revenues. The Company's corporate management works with its local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. As a result, local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staff to develop marketing kits, presentations and third-party research studies. A portion of the compensation for the Company's publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables. Compensation of the Company's sales personnel depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Local Economies."

CIRCULATION

      The Company's circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Circulation accounted for approximately 20.9% of the Company's total revenues in 2000. Approximately 66.1% of 2000 circulation revenues were derived from subscription sales and approximately 33.9% from single copy sales. Single copy sales rates currently range from $.35 to $.50 per daily copy and $.75 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales and that single copy readers tend to be more active consumers of goods and services, as indicated by an NAA study. Single copy sales also tend to generate a higher profit than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. As of December 31, 2000, the Company had total paid daily circulation of 582,500, paid Sunday circulation of 565,000 and non-daily distribution of approximately 2.2 million, most of which is distributed free of charge. The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls through formal reports which are reviewed weekly in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership through both subscription and single copy sales. Circulation has generally declined throughout the newspaper industry in recent years, and the Company's newspapers have generally experienced this trend, even as overall operating performance of its newspapers has improved. The Company seeks to maximize the overall operating performance rather than maximizing circulation of its individual newspapers.

OTHER OPERATIONS

      As of December 31, 2000 the Company owned and operated four commercial printing facilities: Imprint Printing in North Haven, Connecticut; Nittany Valley Offset in State College, Pennsylvania; InterPrint in Bristol, Pennsylvania; and Midwest Offset in New Philadelphia, Ohio. These operations also print certain of the Company's publications. Commercial printing operations and other revenues accounted for approximately 5.1% of the Company's 2000 revenues. The Company also owns Integrated Newspaper Systems, Inc., a company that develops application software.

EMPLOYEES

      The  Company  employed  as  of  December  31,  2000  approximately   4,300
employees. Certain employees of the Company's newspapers are employed under collective bargaining agreements.

RAW MATERIALS

      The basic raw material for newspapers is newsprint. The Company's newsprint consumption (excluding paper consumed in the Company's commercial printing operations) totaled approximately $34.2 million in 2000, which was approximately 7.8% of the Company's newspaper revenues. In 2000, the Company consumed approximately 64,400 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2000, 1999 and 1998 was $565, $510 and $596, respectively, as reported by the trade publication PULP AND PAPER WEEKLY. The Company has no long-term contracts to purchase newsprint. Generally, the Company has in the past and currently purchases all of its newsprint from two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower per unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint increased approximately 6% in 2000, decreased approximately 13% in 1999 and increased approximately 8% in 1998. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers.

COMPETITION

      While many of the Company's metropolitan and suburban daily newspapers are the only daily newspapers of general circulation published in their respective communities, they compete within their own geographic areas with other daily and weekly newspapers of general circulation published in adjacent or nearby cities and towns. Competition for advertising expenditures and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for newspaper advertising expenditures is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company's non-daily publications, including shoppers and real estate guides, primarily compete with direct mail advertising, shared mail packages and other private advertising delivery services. The Company's management believes that, because of the relative competitive position of its suburban and community non-daily publications in the communities which they serve, such publications generally have been able to compete effectively with other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Newspaper Industry Competition."

SEASONALITY

      Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

ENVIRONMENTAL MATTERS

      As is the case with other newspaper and similar publishing companies, the Company is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of wastes at its facilities. To the best of the Company's knowledge, its operations are in material compliance with applicable environmental laws and regulations, as currently interpreted. Management believes that continued compliance with these laws and regulations would not have a material adverse effect on the Company's financial condition or results of operations. The Company is in the process of monitoring groundwater contamination that has been detected at one of its facilities, which the Company acquired as part of the Goodson Acquisition. The Company's management believes that the remediation of any such groundwater contamination, if required, will not have a material adverse effect on its financial condition or results of operations. The Company is fully indemnified for all costs and liabilities arising out of this issue by the seller as part of the Goodson Acquisition purchase agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Environmental Matters."

REGULATION

      Paid or requestor circulation newspapers with "periodical" mailing privileges are required to obtain a "periodical" permit from, and file an annual Statement of Ownership, Mailing and Circulation with, the United States Postal Service. There is no significant regulation with respect to acquisition of newspapers, other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 2.  PROPERTIES.

      The Company operates 100 facilities used in the course of producing and publishing its daily and non-daily publications. Approximately 65 of the Company's facilities are leased for terms ranging from one to five years. These leased facilities range in size from approximately 160 to 70,000 square feet. The location and approximate size of the principal physical properties (greater than 1,500 square feet) used by the Company at December 31, 2000, as well as the expiration date of the leases relating to such properties which the Company leases are set forth below:


                                  APPROXIMATE AREA IN SQUARE FEET
                              -------------------------------------         LEASE
          LOCATION            OWNED SQUARE FEET  LEASED SQUARE FEET    EXPIRATION DATE
          --------            -----------------  ------------------    ---------------
Trenton, NJ...............        54,642(1)(3)        18,889(2)            11/30/05
New Haven, CT.............       205,000(1)(3)
New Britain, CT...........        33,977(1)(3)
Bristol, CT...............        40,000(1)
Torrington, CT............        36,120(1)(3)
Middletown, CT............        30,000(1)
North Haven, CT...........        24,000(1)(3)        10,000(3)(4)         12/31/05
Guilford, CT..............        18,400(1)            2,500(1)             5/31/01
Colchester, CT............                             1,900(1)            12/31/02
Trumbull, CT..............                             6,187(1)              1/9/04
Westport, CT..............                             1,620(1)            12/31/02
Milford, CT...............        11,745(1)
New Milford, CT...........                             6,840(1)             8/15/03
Old Saybrook, CT..........                             1,950(1)             3/31/01
Willoughby, OH............        80,400(1)(3)
Lorain, OH................        68,770(1)(3)         2,000(4)             9/30/01
New Philadelphia, OH......        85,567(1)(3)(5)
Turnersville, NJ..........        11,032(1)
West Chester, PA..........        34,000(1)(3)
Norristown, PA............        40,000(1)(3)
Newtown, PA...............                              2,700(1)            3/31/03
Philadelphia, PA..........                              1,500(1)            9/30/02
Ridley, PA................         8,000(1)
Phoenixville, PA..........        10,696(1)
Wayne, PA.................        11,980(1)
State College, PA.........        23,365(1) (3)        2,800(4)             8/31/01
Bristol, PA...............                            70,000(1)(3)         12/31/04
Fall River, MA............        57,571(1)(3)
Taunton, MA...............        21,100(1)
Troy, NY..................        50,000(1)(3)
Saratoga, NY..............        11,000(1)
Woonsocket, RI............        49,338(1)(3)
Pawtucket, RI.............        41,096(1)
Wakefield, RI.............        11,750(1)
Oneida, NY................        24,000(1)(3)
Kingston, NY..............        25,800(1)(3)
Ardmore, PA...............        25,250(1)
Media, PA.................                             4,500(1)             4/30/04
Primos, PA................        85,000(1)(3)
Pottstown, PA.............        48,000(1)(3)         7,031(3)             3/31/02
Massillon, OH.............        25,000(1)(5)
Millbrook,  NY............         5,000(1)
Rhinebeck, NY.............         2,000(1)
West Warwick, RI..........        13,650(1)


(1)   Offices                       (4)   Warehouse
(2)   Corporate headquarters        (5)   Sold January 31, 2001
(3)   Production facility

       Management believes that all of its properties are in good condition, are generally well maintained and are adequate for their current operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.   LEGAL PROCEEDINGS.

      The Company is involved in a number of litigation matters, which have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance - Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth-certain information as of December 31, 2000 with respect to each person who is an executive officer of the Company as of such date:

OFFICER                                  POSITION
-------                                  --------

Robert M. Jelenic......................  Chairman, President and Chief
                                         Executive Officer
Jean B. Clifton........................  Executive Vice President, Chief
                                         Financial Officer
                                           and Secretary
Thomas E. Rice.........................  Senior Vice President, Operations
Allen J. Mailman.......................  Senior Vice President, Technology
W. Wilson Dorward......................  Senior Vice President, Finance and
                                         Treasurer
William J. Higginson...................  Vice President, Production
Edward J. Melando......................  Corporate Controller

      ROBERT M. JELENIC is the Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company, and has been a director of the Company and its predecessors for more than the past ten years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 25 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the NAA. Mr. Jelenic is 50 years old.

      JEAN B. CLIFTON has been a director of the Company and its predecessors for more than the past seven years. Ms. Clifton is the Executive Vice President, Chief Financial Officer and Secretary of the Company, positions she has held since the Company's inception. Prior to joining the Company, Ms. Clifton, a Certified Public Accountant, was employed by Arthur Young & Co. (a predecessor to Ernst & Young LLP). Ms. Clifton has 15 years of senior management experience in the newspaper industry. Ms. Clifton is a member of the Board of Managers and Executive Committee of AdOne, LLC, the Board of Trustees of Junior Achievement of Central New Jersey, the Honorary Advisory Board of KidsBridge Children's Cultural Center in Trenton, the Board of Directors of the Fresh Air Fund and the Postal Affairs and Employee Benefits Committees of the Newspaper Association of America.

      THOMAS E. RICE is Senior Vice President of Operations of the Company, a position he has held since November 2000. From the inception of the Company to November 2000 Mr. Rice was located in St. Louis, MO, where he was President and CEO of the Suburban Journals and THE TELEGRAPH in Alton, IL, which the Company sold in 2000. Mr. Rice began his career with Lee Enterprises in 1963 and has held senior management positions with Tribune
Co., Times Mirror, Media News and the Chicago Sun Times. Mr. Rice has 38 years of experience in the newspaper industry. Mr. Rice is a member of the Newsprint Committee of the NAA. Mr. Rice attended the University of Nebraska and Roosevelt University in Chicago. Mr. Rice is 56 years old.

      ALLEN J. MAILMAN is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999 he was Vice President of Technology of the Company. From the Company's inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. He has 26 years of management experience  in the  newspaper  industry,  including  14  years  with  Newhouse

Publications. Mr. Mailman received a Bachelor of Arts degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 53 years old.

      W. WILSON DORWARD is Senior Vice President, Finance and Treasurer of the Company, a position he has held since joining the Company in March 1999. Prior to joining the Company, Mr. Dorward held positions as Chief Financial Officer of GOCOM Communications, LLC, a television and radio operator, and as Vice President and Treasurer of Susquehanna Pfaltzgrapp Co., a media and manufacturing company. Mr. Dorward has 20 years of media industry experience. Mr. Dorward received a Master of Business Administration from the Wharton Graduate Division, University of Pennsylvania and a Juris Doctor from the Dickinson School of Law. Mr. Dorward is 52 years old.

      WILLIAM J. HIGGINSON is Vice President of Production of the Company, a position he has held since July 1995. From January 1994 to July 1995, he was Corporate Production Director of the Company. From January 1991 to January 1994, he was Production Director of the NEW HAVEN REGISTER and from 1989 to January 1991 he was Production Director of THE TRENTONIAN. Mr. Higginson has 28 years of experience in the newspaper industry. Mr. Higginson is 45 years old.

      EDWARD J. MELANDO is Corporate Controller of the Company, a position he has held since joining the Company in August 2000. Prior to joining the Company, Mr. Melando was Controller for Asarco Incorporated, a public multinational Fortune 500 mining company, where he had worked for sixteen years in various financial positions. Prior to that he was a senior auditor at Deloitte and Touche. Mr. Melando is a Certified Public Accountant and has a Bachelor of Science degree in Management Science from Kean College of New Jersey. Mr. Melando is 45 years old.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock, par value $0.01 per share (the "Common Stock"), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol "JRC." The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:

                                              (Per Share)

                                          HIGH           LOW
                                          ----           ---

        YEAR ENDED DECEMBER 31, 2000
        ----------------------------

        Fourth Quarter                   $18 1/2        $15 1/8
        Third Quarter                     19 3/8         15 3/4
        Second Quarter                    18 7/8         12 7/8
        First Quarter                     15 7/8         11 7/16

        YEAR ENDED DECEMBER 26, 1999
        ----------------------------

        Fourth Quarter                   $15 3/4        $11 13/16
        Third Quarter                     21 7/8         13 7/16
        Second Quarter                    23             11 3/8
        First Quarter                     15 7/8         11 11/16


      On March 27, 2001, there were approximately 74 stockholders of record of the Common Stock. The Company believes that it has approximately 1,789 beneficial owners.

      The Company has not paid dividends on the Common Stock and does not currently anticipate paying dividends on the Common Stock. The Company currently intends to retain future cash flow to increase shareholder value by acquiring additional newspapers, reducing debt, purchasing the Company's stock and reinvesting in the Company's operations. In addition, the Credit Agreement (as hereinafter defined) places limitations on the Company's ability to pay dividends or make any other distributions on the Common Stock. See Note 4 of "Notes to Consolidated Financial Statements." Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

       Journal Register Company conducts its operations through direct and indirect subsidiaries. The Company's available cash will depend upon the cash flow of its subsidiaries and the ability of such subsidiaries to make funds available to the Company in the form of loans, dividends or otherwise. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends or otherwise. The Credit Agreement is secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. In addition, the Company's subsidiaries may, subject to limitations contained in the Credit Agreement, become parties to financing arrangements which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy or similar proceedings of a subsidiary, creditors of such subsidiary would generally be entitled to priority over the Company with respect to assets of the affected subsidiary.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following selected financial data (except number of newspapers) has been derived from the audited financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report:


                                                           Year Ended     Year Ended            Year Ended December 31,
                                                           December 31,   December 26   ------------------------------------
                                                              2000          1999(1)        1998         1997         1996
                                                           ------------   -----------   ----------   ----------   ----------
                                                                    (Dollars in thousands, except per share amounts)
STATEMENT OF INCOME DATA:
Revenues:
   Advertising..........................................    $ 343,130      $ 348,995    $ 312,908    $ 266,914    $ 256,971
   Circulation..........................................       96,852         96,783       89,388       80,211       79,776
                                                            ---------      ---------    ---------    ---------    ---------
Newspaper revenues......................................      439,982        445,778      402,296      347,125      336,747
Commercial printing and other...........................       23,987         23,787       24,484       12,282       14,373
                                                            ---------      ---------    ---------    ---------    ---------
                                                              463,969        469,565      426,780      359,407      351,120
Operating expenses:
   Salaries and employee benefits.......................      155,161        157,110      139,216      114,302      111,626
   Newsprint, ink and printing charges..................       46,533         48,432       53,594       40,452       50,110
   Selling, general and administrative..................       47,008         45,318       39,047       30,450       30,993
   Depreciation and amortization........................       27,616         28,798       23,844       20,480       20,525
   Other................................................       58,395         57,975       52,012       40,783       38,976
   Special charge(2)....................................           --             --           --       31,899           --
                                                            ---------      ---------    ---------    ---------    ---------
                                                              334,713        337,633      307,713      278,366      252,230
                                                            ---------      ---------    ---------    ---------    ---------
Operating income........................................      129,256        131,932      119,067       81,041       98,890
Net interest and other expense..........................      (48,020)       (52,347)     (45,321)     (42,288)     (56,472)
Gain on sale of newspaper properties....................      180,720             --           --           --           --
Income before provision for income taxes,
   equity interest and extraordinary item ..............      261,956         79,585       73,746       38,753       42,418
Provision for income taxes..............................       90,951         31,694       28,112       15,784       14,309
                                                            ---------      ---------    ---------    ---------    ---------
Income before extraordinary item and equity interest ...      171,005         47,891       45,634       22,969       28,109
Equity interest.........................................       (1,624)          (226)          --           --           --
                                                            ---------      ---------    ---------    ---------    ---------
Income before extraordinary item........................      169,381         47,665       45,634       22,969       28,109
Extraordinary item (3)..................................           --             --       (4,495)          --           --
                                                            ---------      ---------    ---------    ---------    ---------
Net income .............................................    $ 169,381      $  47,665    $  41,139    $  22,969    $  28,109
                                                            =========      =========    =========    =========    =========

Income before extraordinary item per common
  share (basic).........................................    $    3.74      $    1.02    $     .94    $     .51    $      --
Income before extraordinary item
  per common share (diluted)............................    $    3.72      $    1.02    $     .94    $     .51    $      --
Net income per common share (basic).....................    $    3.74      $    1.02    $     .85    $     .51    $      --
Net income per common share (diluted)...................    $    3.72      $    1.02    $     .85    $     .51    $      --
Pro forma net income per common share(4)................    $      --      $      --    $      --    $      --    $     .74

OTHER DATA:
EBITDA(5) (6)...........................................    $ 156,871      $ 160,730    $ 146,706    $ 133,420    $ 119,415
EBITDA Margin(6)........................................        33.8%          34.2%        34.4%        37.1%        34.0%
Tangible net income, as adjusted(5)(6)..................       60,960         58,887       55,537       46,042       31,905
Tangible net income, as adjusted, per common share(5)(6)    $    1.34      $    1.26    $    1.14    $    1.02    $      --
Capital expenditures....................................    $  21,550      $  18,081    $  14,353    $   9,727    $   7,675
Net cash provided by operating activities...............    $  62,915      $  90,595    $  80,344    $  66,030    $  60,065
Net cash provided by (used in) investing activities.....    $ 195,206      $ (32,727)   $(354,213)   $ (19,447)   $ (25,700)
Net cash provided by (used in)financing activities......    $(254,716)     $ (63,320)   $ 274,228    $ (46,946)   $ (34,441)
Number of daily newspapers, end of period...............           24             25           24           18           18
Number of non-daily publications, end of period.........          158            200          185          141          118



                                                           Year Ended     Year Ended            Year Ended December 31,
                                                           December 31,   December 26   ------------------------------------
                                                              2000          1999(1)        1998         1997         1996
                                                           ------------   -----------   ----------   ----------   ----------
                                                                                     (Dollars in thousands)
BALANCE SHEET DATA:
Total current assets................................        $  79,359      $  88,397    $  81,878    $  77,833    $  66,035
Property, plant and equipment, net..................          104,178        107,522       99,978       92,620       91,713
Total assets........................................          657,350        687,180      671,869      327,931      305,985
Total current liabilities, less current
   maturities of long-term debt.....................           51,542         53,380       50,124       39,034       37,720
Total debt, including current maturities............          494,635        731,467      765,000      490,774      654,825
Stockholders' deficit...............................        $ (55,726)     $(207,383)   $(225,313)   $(266,242)   $(423,658)


(1) In 1999, the Company changed its fiscal year from a calendar year to a fiscal year ending on the last Sunday of the calendar year.

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

(3) The 1998 extraordinary item represents a charge of $4.5 million (net of tax) related to the early extinguishment of debt in connection with the prior credit agreement.

(4) Pro forma net income per common share for 1996 was calculated reflecting the 37,962,500 shares which were issued and outstanding prior to the Company's initial public offering, but subsequent to December 31, 1996.

(5) The 1998 data excludes the effects of special charges ($3.8 million, before tax benefit, $3.2 million of which was recorded in selling, general and administrative, and approximately $630,000 in other expenses) related to the cancellation of the Company's convertible debt offering, integration of the Goodson Acquisition, and an increase to certain receivable reserves and an extraordinary item ($4.5 million, net of tax) as discussed in Note (3) above. The 1997 data excludes the effect of the special charge of $31.9 million (before benefit for income taxes of $13.0 million) as discussed above in Note (2).

(6) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash, special or non-recurring charges. Tangible net income is defined as net income, excluding equity interest, plus after-tax amortization. EBITDA and tangible net income are not intended to represent cash flow from operations and should not be considered as alternatives to operating or net income computed in accordance with generally accepted accounting principles ("GAAP") as indicators of the Company's operating performance, as alternatives to cash from operating activities (as determined in accordance with GAAP) or as measures of liquidity.

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

      As of December 31, 2000, the Company owned and operated 24 daily newspapers and 158 non-daily publications strategically clustered in six geographic areas: Connecticut; Greater Philadelphia; Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of December 31, 2000, the Company had total paid daily circulation of approximately 582,500, total paid Sunday circulation of approximately 565,000 and total non-daily distribution of approximately 2.2 million.

      The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership, (ii) grow by acquisition, (iii) capture synergies from geographic clustering and (iv) implement consistent operating policies and standards. From 1993 through December 31, 2000, the Company successfully completed 17 strategic acquisitions, acquiring 13 daily newspapers, 126 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications; the third is a premium quality sheet-fed printing company.

      The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the south central part of Ohio on January 31, 2001. This sales process, which was announced in February 2000 and completed on January 31, 2001, resulted in a strategic repositioning in six geographic clusters and a substantial reduction in the Company's leverage. The proceeds were used to reduce the Company's outstanding debt, repurchase stock and for a strategic acquisition in the Company's Greater Philadelphia cluster.

      The Company's management believes that its newspapers are effective in addressing the needs of local readers and advertisers. The Company's management believes that because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

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

      In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make journalregister.com Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its Web sites the local information portal for their markets. As of December 31, 2000, the Company operated 104 Web sites featuring the Company's daily newspapers and non-daily publications.

      On November 9, 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the last Sunday in December. Accordingly, the Company's 2000 and 1999 fiscal years ended on December 31, 2000 and December 26, 1999, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 26, 1999

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FISCAL YEARS 2000 AND 1999 RESULTS ARE PRESENTED ON A PRO FORMA BASIS, WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000. ALSO, WHERE NOTED, THE COMPANY'S RESULTS ARE PRESENTED ON A COMPARABLE DAY BASIS, WHICH ADJUSTS FOR THE ESTIMATED IMPACT OF THE ADDITIONAL DAYS RESULTING FROM THE COMPANY'S CHANGE TO A 52/53-WEEK BASIS.

      SUMMARY. Net income for the year ended December 31, 2000 was $169.4 million, or $3.72 per diluted share, versus $47.7 million, or $1.02 per diluted share for the year ended December 26, 1999. Excluding special items, earnings per diluted share were $1.07 for the year ended December 31, 2000. EBITDA for the year ended December 31, 2000, on a pro forma basis, increased $3.8 million to $145.9 million as compared to the prior year.

      The special items reported in the current year results include a $180.7 million pre-tax gain on the sale of the Company's St. Louis cluster operations and the reversal of certain tax accruals.

      REVENUES. Reported revenues were $464.0 million for the year ended December 31, 2000 as compared to $469.6 million for the year ended December 26, 1999. The decline was mainly due to the sale of St. Louis cluster, partially offset by increased revenues resulting from the Company's change to a fiscal 52/53-week year and higher advertising revenues.

      PRO FORMA REVENUES. Pro forma revenues increased by 4.1% to $420.4 million or approximately 1.8% on a comparable day basis. On a comparable day basis, increases in advertising revenues of approximately 3.1% and commercial print revenues of 1.5% were partially offset by lower circulation revenues. Online revenues, included in advertising revenues, were approximately $3.3 million, an increase of approximately 30.0%.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 33.4% of the Company's revenues for the year ended December 31, 2000 compared to 33.5% for the year ended December 26, 1999. Salaries and employee benefits decreased $1.9 million, or 1.2% in 2000 to $155.2 million. Pro forma salaries and employee benefits increased $3.4 million, or 2.5%, mainly due to the additional days in 2000 resulting from the Company's change to a fiscal 52/53-week year.

      NEWSPRINT, INK AND PRINTING CHARGES. For the year ended December 31, 2000, newsprint, ink and printing charges were 10.0% of the Company's revenues, as compared to 10.3% for the year ended December 26, 1999. Newsprint, ink and printing charges decreased $1.9 million, or 3.9%, for the year ended December 31, 2000 as compared to the prior year due to the sale of the St. Louis cluster. Pro forma newsprint, ink and printing charges increased $2.0 million, or 5.6%, primarily due to an increase of approximately 6% in newsprint prices and the estimated impact of the additional days in 2000 as compared to 1999 resulting from the Company's change to a fiscal year, partially offset by a reduction in consumption.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 10.1% and 9.7% of the Company's revenues for the years ended December 31, 2000 and December 26, 1999, respectively. On a pro forma basis, selling, general and administrative expenses for the year ended December 31, 2000 increased $4.1 million from $37.8 million to $41.9 million, due primarily to increased promotional activity associated with the Company's revenue growth and the estimated impact of the additional days in 2000 as compared to 1999 resulting from the Company's change to a fiscal year.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.0% and 6.1% of the Company's revenues for the years ended December 31, 2000 and December 26, 1999, respectively. Depreciation and amortization expenses decreased $1.2 million, or 4.1%, to $27.6 million for the year ended December
31, 2000 primarily due to the sale of the St. Louis cluster. Goodwill amortization for the year ended December 31, 2000 was $12.5 million, including approximately $500,000 related to the operations sold in 2000 and 2001. On a pro forma basis, depreciation and amortization decreased $430,000, or 1.6%, to $26.6 million.

      OTHER EXPENSES. Other expenses were $58.4 million for the year ended December 31, 2000 as compared to $58.0 million for the year ended December 26, 1999. On a pro forma basis, other expenses increased to $3.3 million, or 6.7%, to $52.2 million due in part to increases in expenses associated with the Company's Internet operations and the estimated impact of the additional days in 2000 resulting from the Company's change to a fiscal year.

      OPERATING INCOME. Operating income decreased $2.7 million, or 2.0%, for the year ended December 31, 2000 to $129.3 million as compared to $131.9 million in 1999. Pro forma operating income increased $4.2 million, or 3.7%, to $119.4 million.

      NET INTEREST AND OTHER EXPENSES. Net interest and other expense decreased $4.3 million from the year ended December 31, 2000 as compared to the year ended December 26, 1999, principally due to a reduction in average net debt outstanding during 2000 as compared to 1999. The reduction in average net debt is due primarily to the sale of the St. Louis cluster and cash flows from operations.

      GAIN ON THE SALE OF NEWSPAPER PROPERTIES. On August 10, 2000, the Company completed its sale of substantially all of the assets of the Suburban Newspapers of Greater St. Louis and all of the issued and outstanding capital stock of The Ladue News, Inc. (collectively, "St. Louis") and reported a pre-tax gain of $141.1 million ($88.4 million after-tax) on the sale. On October 24, 2000, the Company sold substantially all the assets of its Alton, Illinois newspaper, THE TELEGRAPH ("Alton") and reported a pre-tax gain of $39.6 million on the sale ($24.6 million after-tax).

      PROVISION FOR INCOME TAXES. The provision for income taxes increased by $59.3 million from December 26, 1999 to December 31, 2000, primarily due to $67.7 million of income taxes provided for the sale of the St. Louis cluster partially offset by an approximately $8.0 million reduction of income taxes due to the reversal of certain accruals which were determined to no longer be required.

      EQUITY INTEREST. The loss on equity interest of $1.6 million recorded for the year ended December 31, 2000 represents the Company's pro rata share (7.14%) of the net loss for the period of AdOne, LLC, a provider of classified advertising on the internet, and compares to a loss on equity interest of $226,000 in the prior year. Journal Register Company's investment interest in AdOne, LLC commenced in August 1999.

      OTHER INFORMATION. Tangible net income for the year ended December 31, 2000 was $61.0 million, or $1.34 per share, as compared to $58.9 million, or $1.26 per share, for the year ended December 26, 1999.

YEAR ENDED DECEMBER 26, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      REPORTING PERIOD. As stated above, in 1999 the Company changed its fiscal year and consequently ended the year on December 26, 1999. Therefore, unless specified otherwise, all comparisons to the 1998 reporting period are affected by the loss of days in the 1999 year-end period.

      REVENUES. In 1999, revenues increased $42.8 million, or 10.0%, to $469.6 million, primarily due to acquisitions. Newspaper revenues increased $43.5 million, or 10.8%, to $445.8 million in 1999, principally due to increased advertising revenue as a result of acquisitions. Circulation revenues increased approximately $7.4 million, or 8.3%, to $96.8 million in 1999. Commercial printing and other represented 5.1% of the Company's revenues in 1999, as compared to 5.7% in 1998. Online revenues, included in advertising revenues, increased 75% from the prior year period to $3.2 million. Revenues, including the five-day period ended December 31, 1999, increased approximately $47.4 million, or 11.1%, from the prior year.

      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 33.5% of the Company's revenues in 1999 and 32.6% in 1998. Salaries and employee benefits increased $17.9 million, or 12.9%, in 1999 to $157.1 million, primarily due to acquisitions and increased pension expense.

      NEWSPRINT, INK AND PRINTING CHARGES. In 1999, newsprint, ink and printing charges were 10.3% of the Company's revenues, as compared to 12.6% in 1998. Newsprint, ink and printing charges decreased $5.2 million, or 9.6%, in 1999 as compared to 1998. During 1999, the average newsprint price per ton declined approximately 13% from the prior year. The decrease in newsprint expense attributable to reductions in unit price has been offset in part by volume increases related to the Company's acquisitions.

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

      OTHER EXPENSES. Other expenses accounted for 12.3% of the Company's revenues in 1999 as compared to 12.2% in 1998. Other expenses increased $6.0 million, or 11.5%, to $58.0 million in 1999, primarily due to acquisitions and increased promotion expenses. During the third quarter of 1998, the Company reported $630,000 in special charges (see Note 5 to Selected Financial Data). Excluding the $630,000 in special charges, other expenses for 1999 increased $6.6 million, or 12.8%, from the prior year primarily due to the Company's acquisitions and increased promotional expenses.

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

      NET INTEREST EXPENSE AND OTHER. Interest expense increased $6.8 million, or 15.0%, from 1998 to 1999 as a result of increased borrowing in connection with the Company's acquisitions, including the Goodson Acquisition completed in the third quarter of 1998, offset in part by 1999 debt repayments and a decrease in average borrowing rates.

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

      EQUITY INTEREST. During 1999, the Company purchased a 7.14% interest in AdOne, LLC ("AdOne"), a provider of classified advertising on the Internet. The loss recorded in 1999 represents the Company's pro rata share of AdOne's net loss since the date of the Company's investment.

      NET INCOME. Net income was $47.7 million in 1999, or $1.02 per share, basic and diluted, for 1999, as compared to $41.1 million, or $.85 per share, basic and diluted, for 1998, which reflects $6.8 million (net of $4.3 million of income tax benefit) of special charges and an extraordinary item.

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

      CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided from operating activities was $62.9 million for the year ended December 31, 2000 as compared to $90.6 million in the prior year. The decline in cash flow was primarily due to income taxes paid of $32.5 million, of which $20.3 million related to the sale of the Company's St. Louis cluster.

      CASH FLOWS FROM INVESTING ACTIVITIES. For the year ended December 31, 2000, net cash provided from investing activities was a source of $195.2 million. Proceeds from the sale of the Company's St. Louis cluster were offset by capital investments in property, plant and equipment. For the fiscal year ended December 26, 1999, net cash from investing activities was a use of $32.7 million due to capital investments of $18.1 million and cash used for acquisitions of newspapers as further described in Note 11 to the financial statements.

      The Company began the construction of its new Philadelphia printing facility in 2000. As of December 31, 2000, approximately $12.6 million of expenditures were made in connection with the facility, excluding capitalized interest. The total cost of the project, which is expected to be completed in the fourth quarter of 2001, is currently estimated to be $35.4 million, excluding capitalized interest. The Company expects to fund this construction project with cash flows from operations and borrowings under its Revolving Credit Facility. The Company has a capital expenditure program (excluding future acquisitions) of approximately $15.0 million in place for 2001, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment and vehicles. The 2001 budget also includes approximately $22.8 million of capital expenditures associated with the Philadelphia plant. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

      CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $254.7 million in 2000 as compared to $63.3 million in 1999. The fiscal year 2000 and 1999 activity reflects $18.1 million and $29.9 million, respectively, in connection with the Company's stock repurchase program and $236.8 million and $33.5 million, respectively, for the repayment of senior debt.

      On July 15, 1998, the Company entered into a new credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by The Chase Manhattan Bank as administrative agent for the lenders there under. The Credit Agreement provides for $500.0 million in term loans and a $400.0 million revolving credit facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the prior senior facilities and to fund the Goodson Acquisition. The term loans mature on March 31, 2006 and September 30, 2006, and the revolving credit facility matures on March 31, 2006.

      The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500.0 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement.

      The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4% to 1/2% above LIBOR (as defined in the Credit Agreement) or (ii) 1/2% to 0% above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or
(b) 1/2% above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced as such ratio declines.

      The Company is required under the Credit Agreement to maintain interest rate protection agreements for a certain percentage of its outstanding debt, based upon the Total Leverage Ratio (as defined in the Credit Agreement). The agreements exchange a floating LIBOR interest rate for a fixed LIBOR interest rate. On January 29, 1999, the Company's new SWAP agreements became effective for an aggregate notional principal amount of $400.0 million, which reduce by $75.0 million per year beginning on January 31, 2000 and expire on October 29, 2002. In 1999, the Company entered into additional three-month SWAP agreements in an aggregate notional amount of $219.0 million, which matured on March 15, 2000.

      Interest rate protection agreements ("IRPAs") relating to the Company's borrowings at December 31, 2000 included SWAP agreements with a notional principal amount of $325.0 million. As of December 31, 2000, if the SWAPs were marked to market, they would result in a net gain of approximately $198,600. The fixed LIBOR interest rates of the SWAP agreements are approximately 5.85%.

      For the year ended December 31, 2000, the Company's weighted-average effective interest rate on its outstanding debt balance was approximately 7.2%, net of a $2.0 million pretax benefit realized on the IRPAs. This takes into account the interest rate protection agreements in effect during that period.

      As of December 31, 2000, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $494.6 million, of which $14.1 million was outstanding under the Revolving Credit Facility. There were $385.9 million of unused and available funds under the Revolving Credit Facility at December 31, 2000.

INFLATION

      The Company's results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

RECENT EVENTS

      On February 21, 2001, the Company's Board of Directors authorized the granting of an additional 1,500,000 shares of Common Stock to be used under the Company's 1997 Stock Incentive Plan.

      On each of December 20, 2000 and on February 8, 2001, an affiliate of Warburg Pincus distributed approximately 5.0 million shares, for a total of approximately 10 million shares of the Company's common stock to its partners. After giving effect to these distributions, affiliates of Warburg Pincus own approximately 25.2 million shares, or approximately 58.9%, of the Company's outstanding common stock.

      On  January  31,  2001,  the  Company  completed  the  acquisition  of the
Pennsylvania and New Jersey region newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. Total non-daily distribution of the 13 publications is approximately 90,000.

      On January 31, 2001, the Company completed the sale of substantially all the assets of THE TIMES REPORTER, Dover-New Philadelphia (including Midwest Offset, one of the Company's commercial printing operations), and THE INDEPENDENT, Massillon, Ohio. Total daily circulation of the two newspapers is approximately 38,100.

      On December 18, 2000, the Company's Board of Directors authorized an increase in the Journal Register Company Share Repurchase Program to $100.0 million per year for the repurchase of Common Stock. As of December 31, 2000, the Company had repurchased 3,608,735 shares.

       As of March 27, 2001, the Company has repurchased 2,098,400 shares of the Company's stock in 2001. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions.

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

NEW ACCOUNTING PRONOUNCEMENT

      In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Subsequently, in June 1999, the FASB issued SFAS No. 137, an amendment to defer the effective date of SFAS 133 to years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, amending certain requirements under SFAS 133. The impact of adopting these statements on the Company's consolidated financial statements is expected to be immaterial. (See
Note 2 of the "Notes to the Consolidated Financial Statements).

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

NEWSPAPER INDUSTRY COMPETITION

      The Company's business is concentrated in newspapers and other publications located primarily in small metropolitan and suburban areas in the United States. Revenues in the newspaper industry primarily consist of advertising and paid circulation. Competition for advertising revenues and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for newspaper advertising revenues is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels; while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Many of the Company's competitors are larger and have greater financial resources than the Company.

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

CAPITALIZATION

       As of December 31, 2000, the consolidated indebtedness of the Company was approximately $494.6 million, which represents a multiple of 3.2 times the Company's twelve months trailing EBITDA of approximately $156.9 million. As of December 31, 2000, the Company had net stockholders' deficit of approximately $55.7 million and a total capitalization of $438.9 million, and, thus, the percentage of the Company's indebtedness to total capitalization was 112.7%. The Company may incur additional indebtedness to fund operations, capital expenditures or future acquisitions.

      The Company's management believes that cash provided by operating activities will be sufficient to fund its operations and to meet payment requirements under its Term Loans and the Revolving Credit Facility of the Credit Agreement. However, a decline in cash provided by operating activities, which could result from factors beyond the Company's control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition, could impair the Company's ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which restrict among other things the Company's ability to declare dividends, redeem stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

ENVIRONMENTAL MATTERS

      The Company's operations are subject to federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of waste at its facilities. To the best of the Company's knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. The Company cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to the Company, may give rise to additional costs that could be material. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could have a material adverse effect on the financial condition or results of operations of the Company. The Company is not aware of any pending legislation by federal, state or local governments relating to environmental matters which, if enacted, would reasonably be expected to have a material adverse effect on the financial condition or results of operations of the Company. The Company is in the process of monitoring groundwater contamination that has been detected at one of the facilities which the Company acquired with the Goodson Acquisition in 1998. The Company's management believes the remediation of any such groundwater contamination, if required, will not have a material adverse effect on its financial condition or results of operations. The Company is fully indemnified for all costs and liabilities arising out of this issue by the seller as part of the Goodson Acquisition purchase agreement.

ACQUISITION STRATEGY

      The Company has grown through, and anticipates that it will continue to grow through, acquisitions of daily and non-daily newspapers and similar publications. Acquisitions may expose the Company to particular risks, including, without limitation, diversion of management's attention, assumption of unidentified liabilities, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company's earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through cash on hand and borrowings. The Company anticipates that it will finance future acquisitions through cash on hand, operating cash flow and borrowings and/or the issuance of Company stock. The Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Credit Agreement may limit the Company's ability to make acquisitions.

PRICE AND AVAILABILITY OF NEWSPRINT

      The basic raw material for newspapers is newsprint. The Company's newsprint consumption (excluding paper consumed in the Company's commercial printing operations) totaled approximately $34.2 million in 2000, which was approximately 7.8% of the Company's newspaper revenues. In 2000, the Company consumed approximately 64,400 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2000, 1999 and 1998 was $565, $510 and $596, respectively, as reported by the trade publication PULP AND PAPER WEEKLY. The Company has no long-term contracts to purchase newsprint. Generally, the Company has in the past and currently purchases all of its newsprint from two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower per unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint increased approximately 6% in 2000, decreased approximately 13% in 1999 and increased approximately 8% in 1998. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on certain interest rate spreads applied to LIBOR, the Prime Rate or Federal Funds Rate, as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates, the Company, as required by its Credit Agreement, enters into certain IRPAs on a portion of its debt, which allows the Company to exchange variable rate interest for fixed rate interest, maturing at specific intervals. The Company's use of these agreements is limited to hedging activities and not for trading or speculative activity.

      At December 31, 2000, the Company had in effect SWAP agreements for a notional amount of $325 million. The fair market value of the SWAP at December 31, 2000, had the SWAP been marked to market, would have resulted in a gain of approximately $198,600. SWAP agreements in an aggregate notional amount of $400 million, which became effective January 29, 1999, reduce by $75 million per year beginning on January 31, 2000 and expire on October 29, 2002. In 1999, the Company entered into additional three-month SWAP agreements in an aggregate notional amount of $219 million that matured on March 15, 2000. Assuming a 10% increase or reduction in interest rates for the year ended December 31, 2000, the effect on the Company's pre-tax earnings and cash flows would be approximately $2.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
FINANCIAL STATEMENTS:

Report of Independent Auditors....................................... 30
Consolidated Balance Sheets.......................................... 31
Consolidated Statements of Income.................................... 32
Consolidated Statements of Stockholders' Deficit..................... 33
Consolidated Statements of Cash Flows................................ 34
Notes to Consolidated Financial Statements........................... 35

FINANCIAL STATEMENT SCHEDULE:

Schedule II, Valuation and Qualifying Accounts.......................S-1

      All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Journal Register Company

      We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 31, 2000 and December 26, 1999, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company, as of December 31, 2000 and December 26, 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP



February 2, 2001
Metro Park, New Jersey

                            JOURNAL REGISTER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                    DECEMBER 31,     DECEMBER 26,
                                                                        2000             1999
                                                                    ------------     ------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                         $   6,495        $   3,090
   Accounts receivable, less allowance for doubtful
     accounts of $3,443 in 2000 and $6,293 in 1999                      54,078           65,597
   Inventories                                                           9,104            9,899
   Deferred income taxes                                                 1,801            2,721
   Other current assets                                                  7,881            7,090
                                                                     ---------        ---------
 Total current assets                                                   79,359           88,397
 Property, plant and equipment:
   Land                                                                  8,380            9,018
   Buildings and improvements                                           58,167           66,187
   Machinery and equipment                                             142,849          171,631
   Construction and equipment installation in progress                  14,445            2,546
                                                                     ---------        ---------
                                                                       223,841          249,382
    Less accumulated depreciation                                     (119,663)        (141,860)
                                                                     ---------        ---------
 Property, plant and equipment, net                                    104,178          107,522
 Intangible and other assets, net of accumulated
   amortization of $56,792 in 2000 and $42,751 in 1999                 473,813          491,261
                                                                     ---------        ---------
 Total assets                                                        $ 657,350        $ 687,180
                                                                     =========        =========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
   Current maturities of long-term debt                              $  22,625        $  19,500
   Accounts payable                                                     10,758           14,617
   Accrued interest                                                      6,155            6,886
   Deferred subscription revenue                                         8,529            8,896
   Accrued salaries and vacation                                         4,984            5,647
   Other accrued expenses and current liabilities                       21,116           17,334
                                                                     ---------        ---------
 Total current liabilities                                              74,167           72,880

 Senior debt, less current maturities                                  472,010          711,967
 Deferred income taxes                                                  29,756           20,291
 Accrued retiree benefits and other liabilities                         14,095           15,920
 Income taxes payable                                                  123,048           73,505

 Commitments and contingencies

 Stockholders' deficit:
 Common stock, $.01 par value per share, 300,000,000
   shares authorized, 48,437,581 issued at December
   31, 2000 and December 26, 1999                                          484              484
   Additional paid-in capital                                          358,268          358,244
   Accumulated deficit                                                (366,775)        (536,156)
                                                                     ---------        ---------
                                                                        (8,023)        (177,428)
    Less treasury stock, shares at cost
     2000 - 3,583,385; 1999 - 2,362,953                                (47,703)         (29,795)
   Accumulated other comprehensive loss, net of tax                         --             (160)
                                                                     ---------        ---------
 Net stockholders' deficit                                             (55,726)        (207,383)
                                                                     ---------        ---------
 Total liabilities and stockholders' deficit                         $ 657,350        $ 687,180
                                                                     =========        =========

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)


                                            DECEMBER     DECEMBER      DECEMBER
                                               31,          26,           31,
FISCAL YEAR ENDED                             2000          1999         1998
--------------------------------------------------------------------------------
Revenues:
   Advertising                             $ 343,130    $ 348,995     $ 312,908
   Circulation                                96,852       96,783        89,388
                                           ---------    ---------     ---------
Newspaper revenues                           439,982      445,778       402,296
Commercial printing and other                 23,987       23,787        24,484
                                           ---------    ---------     ---------
                                             463,969      469,565       426,780

Operating expenses:
   Salaries and employee benefits            155,161      157,110       139,216
   Newsprint, ink and printing charges        46,533       48,432        53,594
   Selling, general and administrative        47,008       45,318        39,047
   Depreciation and amortization              27,616       28,798        23,844
   Other                                      58,395       57,975        52,012
                                           ---------    ---------     ---------
                                             334,713      337,633       307,713
                                           ---------    ---------     ---------
Operating income                             129,256      131,932       119,067

Other income (expense):
   Net interest expense and other            (48,020)     (52,347)      (45,321)
   Gain on sale of newspaper properties      180,720           --            --
                                           ---------    ---------     ---------
Income before provision for income taxes,
  equity interest and extraordinary item     261,956       79,585        73,746
Provision for income taxes                    90,951       31,694        28,112
                                           ---------    ---------     ---------
Income before equity interest and
  extraordinary item                         171,005       47,891        45,634
Equity interest                               (1,624)        (226)           --
                                           ---------    ---------     ---------
Income before extraordinary item             169,381       47,665        45,634
Extraordinary item, net of tax of $2,755          --           --         4,495
                                           ---------    ---------     ---------
Net income                                 $ 169,381    $  47,665     $  41,139
                                           =========    =========     =========

Income before extraordinary item per common share:

Basic                                      $    3.74    $    1.02     $     .94
Diluted                                    $    3.72    $    1.02     $     .94

Net income per common share:

Basic                                      $    3.74    $    1.02     $     .85
Diluted                                    $    3.72    $    1.02     $     .85

Weighted-average shares outstanding:
Basic                                         45,302       46,821        48,437
Diluted                                       45,474       46,874        48,626


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (Dollars in thousands)


                    ------------------------------------------------------------------
                            Additional   Other                             Total
                     Common  Paid-in  Comprehensive Accumulated Treasury Stockholders'
                     Stock   Capital    Income        Deficit    Stock     Deficit
                    ==================================================================
Balance as of
 December 31, 1997   $  484  $358,234    $   --      $(624,960) $     --   $(266,242)
                    ------------------------------------------------------------------
Net income                                              41,139                41,139
Minimum pension
 liability
 adjustment, net
of tax benefit
 of  $153                                  (212)                                (212)
                                                                           -----------
Comprehensive income                                                         $40,927
                                                                           -----------
Exercise of stock
 options for
 common stock                       2                                              2
                    ------------------------------------------------------------------
Balance as of
 December 31, 1998  $   484  $358,236    $ (212)     $(583,821) $     --   $(225,313)
                    ------------------------------------------------------------------
Net income                                              47,665                47,665
Minimum pension
 liability
 adjustment, net
 of tax of  $37                              52                                   52
                                                                           -----------
Comprehensive income                                                       $  47,717
                                                                           -----------
Purchase of
 2,369,200 shares
 of treasury stock                                               (29,874)    (29,874)
Exercise of stock
 options for
 common stock                       8                                 79          87
                    ------------------------------------------------------------------
Balance as of
 December 26, 1999  $   484  $358,244    $ (160)     $(536,156) $(29,795)  $(207,383)
                    ------------------------------------------------------------------
Net income                                             169,381               169,381
Minimum pension
 liability
 adjustment, net
 of tax of  $116                            160                                  160
                                                                           -----------
Comprehensive income                                                       $ 169,541
                                                                           -----------
Purchase of
 1,239,535 shares
 of treasury stock                                               (18,072)    (18,072)
Exercise of stock
 options for
 common stock                      24                                164         188
                    ------------------------------------------------------------------
Balance as of
 December 31, 2000  $   484  $358,268    $   --      $(366,775) $(47,703)  $ (55,726)
                    ------------------------------------------------------------------


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                  DECEMBER        DECEMBER        DECEMBER
                                                     31,             26,             31,
FISCAL YEAR ENDED                                    2000           1999            1998
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $ 169,381       $ 47,665        $  41,139
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
    Provision for losses on accounts receivable       4,195          4,257            4,464
    Depreciation and amortization                    27,616         28,798           23,844
    Net (gain) loss on disposal of property,
      plant and equipment                              (345)           135           (1,074)
    Loss on equity investment                         1,624            266               --
    Extraordinary loss on extinguishment of
      deferred debt costs                                --             --            7,250
    Gain on sale of newspaper properties           (180,720)            --               --
    Accrued retiree benefits and other
      non-current liabilities                        (1,285)        (1,193)          (6,877)
    Increase in deferred taxes                       10,385          5,993            7,928
    Changes in operating assets and liabilities:
       Accounts receivable                           (1,483)       (10,726)          (5,885)
       Income taxes payable                          48,147         22,163           15,570
       Other assets and liabilities                 (14,600)        (6,763)          (6,015)
                                                  ---------       --------        ---------
Net cash provided by operating activities            62,915         90,595           80,344

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment           (9,651)       (17,438)         (12,914)
Additions to construction in progress               (11,899)          (643)          (1,439)
Net proceeds from sale of property, plant and
  equipment                                           1,905             22            1,487
Proceeds from sale of newspaper properties          216,972             --               --
Purchase of businesses and equity investment         (2,121)       (14,668)        (341,347)
                                                  ---------       --------        ---------
Net cash provided by (used in) investing
  activities                                        195,206        (32,727)        (354,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt issuance                              --             --          808,000
Payments of long-term debt                         (236,832)       (33,533)        (533,774)
Exercise of stock options for common stock              188             87                2
Purchase of treasury shares                         (18,072)       (29,874)              --
                                                  ---------       --------        ---------
Net cash provided by (used in) financing
  activities                                       (254,716)       (63,320)         274,228
                                                  ---------       --------        ---------
Increase (decrease) in cash and cash equivalents      3,405         (5,452)             359
Cash and cash equivalents, beginning of year          3,090          8,542            8,183
                                                  ---------       --------        ---------
Cash and cash equivalents, end of year            $   6,495       $  3,090        $   8,542
                                                  =========       ========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest                                       $  50,081       $ 51,753        $  44,158
   Income taxes                                   $  32,535       $  3,574        $   1,719

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
Comprehensive profit (loss) - minimum pension
liability, net of tax                             $     160       $     52        $    (212)


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include Journal Register Company and all of its wholly owned subsidiaries (the "Company"). The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

      In March of 1997, certain entities (namely, JRC, LLC; JRNI and INSI) were combined and JRC, LLC was converted into a C corporation, Journal Register Company. Substantially all of the membership interests and equity securities of these entities were owned by affiliates of E.M. Warburg, Pincus & Co., LLC (collectively, "Warburg, Pincus"). Since the companies were under common control, this transaction was accounted for on a basis similar to a pooling of interests. The accompanying financial statements include the accounts and operations of JRC (or its predecessor, JRC, LLC), JRNI and INSI for all periods presented.

      Journal Register Company (through its consolidated subsidiaries) primarily publishes daily and non-daily newspapers serving markets in Connecticut, greater Philadelphia, Ohio, central New England and the Capital-Saratoga and Mid-Hudson, New York regions; and as of December 31, 2000 had commercial printing operations in Connecticut, Ohio and Pennsylvania.

      In 1999, the Company elected to change from a calendar year end to a fiscal year ending on the last Sunday of the calendar year. Accordingly, the Company's 2000 fiscal year ended on December 31, 2000 and the 1999 fiscal year ended on December 26, 1999.

      The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods presented.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Investments over which the Company does not have voting control are accounted for by the equity method. All intercompany activity has been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

      USE OF ESTIMATE

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

      STOCK OPTION PLAN

      As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      LONG-LIVED ASSETS

      In accordance with SFAS No. 121 "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of the long-lived asset is reduced by the difference between the carrying amounts and estimated fair value with a corresponding charge to expense.

      Property, plant and equipment are stated at cost less any required impairment reserve. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. Depreciation is provided for financial reporting purposes primarily on the straight-line method over the following estimated useful lives:

        Buildings and improvements        5 to 30 years
        Machinery and equipment           3 to 30 years

      Intangible assets recorded in connection with the acquisition of newspapers generally consist of the values assigned to subscriber lists and the excess of cost over the value of identifiable net assets of the companies acquired. These assets are carried at the lower of amortized cost or the amount expected to be recovered by projected future operations after considering attributable general and administration expense and interest on debt allocated to the various newspapers. If, in the opinion of management, impairment in value occurs, any necessary write-downs will be charged to expense. The balance of intangible assets at December 31, 2000 and December 26, 1999 was comprised principally of subscriber lists and excess cost over the value of identifiable net assets of companies acquired. These assets are being amortized over a period of their useful life, up to 40 years, and are amortized by the straight-line method. Deferred financing cost associated with the Term Loans and the Revolving Credit Facility (as defined in Note 4, Long-Term Debt) is amortized over the terms of such loans.

      INCOME TAXES

      The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      REVENUE RECOGNITION

      Revenue is earned from the sale of advertising, circulation and related activities. Deferred subscription revenue arises from subscription payments made in advance of newspaper delivery and is recognized in the period in which it was earned.

      SEGMENT REPORTING

      As of December 31, 2000, the Company published 24 daily newspapers and 158 non-daily publications in the United States. The Company maintains operations and local management in the markets that it serves. Newspapers are distributed through local distribution channels consisting of contract carriers and single copy outlets. The Company conducts business in one operating segment. The operating segment consists of individual operations that the executive management team reviews for purposes of assessing performance and making operational decisions. These individual operations have been aggregated into one segment because management believes it helps the users understand the Company's performance and is consistent with the manner in which the individual operations are managed. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution systems.

      CONCENTRATION OF CREDIT RISK

      Certain   employees  of  the  Company's   newspapers  are  employed  under
collective bargaining agreements.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      DERIVATIVE RISK MANAGEMENT POLICY AND STRATEGY

      In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Subsequently, in June 1999, the FASB issued SFAS No. 137, an amendment to defer the effective date of SFAS 133 to years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, amending certain requirements under SFAS 133. The impact of adopting these statements on the Company's consolidated financial statements is expected to be immaterial. The information below describes the Company's derivative risk management policy and strategy as required by SFAS 133, as amended.

      In accordance with the requirements of its Credit Agreement (as defined in Note 4, Long-Term Debt) dated July 15, 1998, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. From time to time the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

      The Company pays or receives the differential between the variable interest rate and a fixed interest rate as determined by the IRPA. The IRPA is structured to coincide with interest payments made on the debt and is placed with large multinational banks.

      The Company currently designates its current IRPAs to be highly effective cash flow hedges based upon the following criteria:

o The notional amount of the IRPA and the proportional amount of the term loans are equal.

o The interest rate base for measuring interest variability is the same for both the term loans and the IRPA.

o The participating banks under the IRPA are also lenders under the term loans and are financially secure international banks.

o The fair value of the individual IRPA at the inception of the hedge is zero.

o Computation for net settlements under each IRPA is the same for each net settlement.

      The Company will measure effectiveness of each IRPA quarterly. As specified in SFAS 133, any gain/loss on the effective portion of the IRPA will be recorded in Other Comprehensive Income (OCI) and the ineffective portion recorded directly to current earnings. Amounts in accumulated OCI will be reclassified into earnings in the same period in which the hedged forecasted transactions affect earnings. In the event of the early extinguishment of a designated debt obligation, any unrealized gain or loss included in OCI would be recognized in income coincident with the extinguishment.

3.    INTANGIBLE AND OTHER ASSETS

      Intangible and other assets as of December 31, 2000 and December 26, 1999, net of accumulated amortization, are summarized as follows:

                                                        (Dollars in thousands)
                                                         2000           1999
                                                      ---------      ----------
Excess of cost over the value of identifiable net
 assets purchased and subscriber lists                 $455,280       $473,904
Prepaid pension cost                                     10,461          9,230
Other                                                     8,072          8,127
                                                      ----------      ---------
                                                       $473,813       $491,261
                                                      ==========      =========

                            JOURNAL REGISTER COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INTANGIBLE AND OTHER ASSETS (CONTINUED)

       Included in other assets is the Company's investment in AdOne, LLC ("AdOne"). On August 20, 1999, the Company acquired a 7.14% interest in AdOne, a provider of classified advertising on the Internet. The Company applies the equity method of accounting for this investment. In addition, the Company holds a $1.2 million promissory note from AdOne. The note bears interest at 9.4% per annum and is payable in five equal installments commencing December 31, 2005.

4.    LONG-TERM DEBT

      The Company entered into a credit agreement in July 1998 with a group of lenders, led by The Chase Manhattan Bank as administrative agent (the "Credit Agreement"). The Credit Agreement provided for two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively the "Term Loans") each at a face amount of $250.0 million, and a secured revolving credit facility (the "Revolving Credit Facility") of $400.0 million. Proceeds under these loan facilities were used to repay existing debt and to fund the Goodson Acquisition (See Note 11, Acquisitions and Dispositions). The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental
Facility") in the amount of up to $500.0 million, as permitted by the administrative agent, to be repaid under conditions as defined in the agreement. To date, the Company has not drawn down on the Incremental Facility. The Company had $385.9 million and $168.5 million unused and available under the Revolving Credit Facility at December 31, 2000 and December 26, 1999, respectively. The Company's long-term debt as of December 31, 2000 and December 26, 1999 was comprised of the following:

                                                       (Dollars in thousands)
                                                        2000             1999
                                                      ---------      ----------
Term Loan A                                            $231,250       $250,000
Term Loan B                                             249,250        250,000
Revolving Credit Facility                                14,135        231,467
                                                      ----------      ---------
                                                        494,635        731,467
Less Current Portion                                   (22,625)       (19,500)
                                                      ----------      ---------
                                                       $472,010       $711,967
                                                      ==========      =========


      The Term Loan A Facility matures on March 31, 2006 and is repayable in quarterly installments, which commenced on June 30, 2000. The Term Loan B Facility matures on September 30, 2006 and is repayable in quarterly installments, which commenced on June 30, 2000. The remaining aggregate annual maturities payable under the Term Loans are as follows:

                                                          (Dollars in thousands)
2001..........................................................  $   22,625
2002..........................................................  $   35,375
2003..........................................................  $   41,625
2004..........................................................  $   47,875
2005..........................................................  $   81,750
Thereafter....................................................  $  251,250

                            JOURNAL REGISTER COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    LONG-TERM DEBT (CONTINUED)

      The Revolving Credit Facility is available until March 31, 2006. Availability will be reduced by consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006, in an aggregate amount for each twelve-month period commencing on the dates set forth below, equal to the amount set forth opposite such date (with reductions during each such period being equal in amount):

                                                 PRINCIPAL AMOUNT
                                               (Dollars in thousands)

             June 30, 2002                         $   55,000
             June 30, 2003                         $   65,000
             June 30, 2004                         $  100,000
             June 30, 2005                         $  180,000

      The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, and restricts the Company's ability to declare dividends, redeem stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

      The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4% to 1/2% above LIBOR or (ii) 1/2% to 0% above the higher of (a) the Prime Rate or (b) 1/2% above the Federal Funds Rate. The interest rate spreads are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and reduce as the ratio declines.

      An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage which varies from 0.375% to 0.250% based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At December 31, 2000, the Company's commitment fee was 0.250%.

      The Credit Agreement also requires the Company, in order to manage interest rate risk, to maintain IRPAs for a certain percentage of the outstanding debt, based upon the Total Leverage Ratio. In accordance with this requirement, the Company participates in certain IRPAs whereby the Company has assumed a fixed rate of interest and a counter party has assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount.

      On January 29, 1999, the Company's new SWAP agreements became effective for an aggregate notional principal amount of $400.0 million which reduce by $75.0 million per year, beginning on January 31, 2000 and expire on October 29, 2002. In 1999, the Company entered into additional three-month SWAP agreements in an aggregate notional amount of $219 million, which matured on March 15, 2000. IRPAs relating to the Company's borrowings at December 31, 2000 included SWAP agreements with a notional principal amount of $325.0 million.

      As of December 31, 2000 and December 26, 1999, if the SWAPs were marked to market, they would have resulted in a net gain of approximately $198,600 and $6.1 million, respectively. The fixed LIBOR rates of the SWAP agreements are approximately 5.85%.

      The Company's weighted-average effective interest rate net of the effect of the Company's IRPAs benefit for the year ended December 31, 2000 was approximately 7.2%. A $2.0 million pretax benefit was realized on the IRPAs in the year ended December 31, 2000. Capitalized interest for the year ended December 31, 2000 was $601,000. There was no capitalized interest in the prior year. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    STOCK INCENTIVE PLAN

      During 1997, the Company's Board of Directors (the "Board") adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). Subject to adjustment, as provided in the 1997 Plan, the 1997 Plan authorizes the granting of up to 4,843,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) performance units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate.

      Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The option price per share of common stock for all other stock options is established by the Compensation Committee of the Board. Stock options are exercisable at cumulative intervals of 20% commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100% may be exercised. These options expire ten years after issuance.

      As permitted under SFAS 123, the Company discloses pro forma net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years 2000, 1999 and 1998: risk-free interest rate of 5.16%, 6.51% and 5.49%, respectively; dividend yield of 0% for all years; volatility factor of the expected market price of the common stock of 0.48, 0.41 and 0.38, respectively; and a weighted-average expected life of each option granted of seven years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's fiscal year pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS 123, are as follows:

                                        (In thousands, except per share amounts)
                                        ----------------------------------------
                                           December     December      December
                                              31,          26,           31,
                                             2000         1999          1998
                                        -------------  -----------   -----------

 Net income attributable to common
   stockholder:
         As reported                       $169,381     $ 47,665      $ 41,139
         Pro forma                          165,776       44,619        39,135
 Net income per share:
         As reported:
            Basic                          $   3.74     $   1.02      $    .85
            Diluted                            3.72         1.02           .85
         Pro forma:
            Basic                          $   3.66     $    .95      $    .81
            Diluted                            3.65          .95           .80
 -------------------------------------------------------------------------------

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    STOCK INCENTIVE PLAN (CONTINUED)

      The following table summarizes the Company's stock option activity for the fiscal years presented:



                                 December 31, 2000     December 26, 1999     December 31, 1998
                               --------------------  --------------------  --------------------
                                          Weighted-             Weighted-             Weighted-
                                          Average               Average               Average
                                          Exercise              Exercise              Exercise
                                Options    Price      Options    Price      Options    Price
                                -------    -----      -------    -----      -------    -----

Outstanding-beginning of year  3,317,281   $18.00    2,587,167   $19.27    1,825,189   $17.50
Granted                          874,950   $14.66      967,200   $14.72      925,700   $22.45
Exercised                         18,933   $14.23        6,247   $14.00        5,174   $14.00
Forfeited                        204,931   $17.47      230,839   $19.14      158,548   $17.59
                               ---------             ---------             ---------
Outstanding-end of year        3,968,367   $17.28    3,317,281   $18.00    2,587,167   $19.27
                               =========             =========             =========

Exercisable at end of year     1,371,601   $18.30      786,616   $18.55      332,973   $17.51
Weighted-average fair
  value of options granted
  during the year                  $8.33                 $7.95                $11.13
-----------------------------------------------------------------------------------------------


      Exercise prices for options outstanding as of December 31, 2000 ranged from $14.00 to $22.50 per share. The weighted-average remaining contractual life of those options is 7.7 years.

6.    EXTRAORDINARY ITEM

      In July 1998, in connection with the Credit Agreement, the Company expensed approximately $7.3 million of deferred financing costs associated with the extinguishment of the Company's prior credit facility, resulting in an extraordinary charge of $4.5 million, net of tax.

7.    EARNINGS PER COMMON SHARE

      The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share:

                                                      (In thousands)
                                        December 31,  December 26,  December 31,
Fiscal Year Ended                          2000          1999          1998
--------------------------------------------------------------------------------
Weighted-average shares for basic
  earnings per share                      45,302        46,821         48,437
Effect of dilutive securities:
  Employee stock options                     172            53            189
                                          ------        ------         ------
Adjusted weighted-average shares
  for diluted earnings per share          45,474        46,874         48,626
                                          ======        ======         ======


      Options to purchase 1.5 million, 1.6 million and 1.7 million shares of Common Stock at a range of $15.94 to $22.50, $17.63 to $22.50 and $18.00 to
$22.50 were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of the diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

8.    PENSION AND POSTRETIREMENT PLANS

     The Company and its subsidiaries maintain defined benefit pension plans, certain of which are successors to prior plans. The benefits are based on years of service and primarily on the employees' career average pay. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     PENSION AND POST RETIREMENT PLANS (CONTINUED)

under a different actuarial cost method and different assumptions from those used for financial reporting. Assets of the plans consist principally of short-term investments, annuity contracts, equity securities and corporate and U.S. Government obligations. The Company uses September 30 to measure pension plan assets and liabilities.

      The following table sets forth the plans' funded status and the amount recognized in the Company's consolidated balance sheet:


                                                     (Dollars in thousands)
                                                                      POST-RETIREMENT
                                                 PENSION BENEFITS         BENEFITS
                                                 ----------------     ---------------
                                                 2000       1999       2000      1999
                                                 ----       ----       ----      ----
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year     $ 71,877   $ 74,278   $ 7,160   $ 7,291
   Service cost                                   1,755      1,847        16        15
   Interest cost                                  5,304      5,203       538       493
   Actuarial gain                                  (554)    (5,100)   (2,518)     (210)
   Benefits paid                                 (4,615)    (4,351)     (477)     (429)
   Curtailments/Divestitures/Other                  (31)        --       251        --
                                               --------   --------   -------   -------
   Benefit obligation at end of year           $ 73,736   $ 71,877   $ 4,970   $ 7,160

CHANGE IN PLAN ASSETS
   Fair value of plan assets at
     beginning of year                         $ 88,574   $ 83,956   $   N/A   $   N/A
   Actual return on plan assets                  16,582      8,853       N/A       N/A
   Employer contributions                           102        116       477       429
   Benefits paid                                 (4,615)    (4,351)     (477)     (429)
                                               --------   --------   -------   -------
   Fair value of plan assets at end of year    $100,643   $ 88,574   $    --   $    --

RECONCILIATION OF FUNDED STATUS
   Funded status                               $ 26,907   $ 16,697   $(4,970)  $ 7,160)
   Unrecognized net:
    Transition obligation                            28        135       N/A       N/A
    Prior service cost                           (2,172)    (2,712)     (437)     (530)
    Gain                                        (14,008)    (4,438)   (2,784)     (580)
   Contributions after measurement                   12         55       N/A       N/A
                                               --------   --------   -------   -------
   Net amount recognized                       $ 10,767   $  9,737   $(8,191)  $(8,270)

AMOUNTS RECOGNIZED IN STATEMENT OF
  FINANCIAL POSITION
   Prepaid benefit cost                        $ 10,815   $ 10,104   $   N/A   $   N/A
   (Accrued) benefit liability                      (48)      (874)   (8,191)   (8,270)
    Adjustment required to
     recognize minimum liability                    N/A        231       N/A       N/A
   Accumulated other comprehensive loss             N/A        276       N/A       N/A
                                               --------   --------   -------   -------
   Net amount recognized                       $ 10,767   $  9,737   $(8,191)  $(8,270)

SEPARATE DISCLOSURES FOR PENSION
  PLANS WITH ACCUMULATED BENEFIT
  OBLIGATION IN EXCESS OF PLAN ASSETS
   Projected benefit obligation at end of year      N/A   $  2,085       N/A       N/A
   Accumulated benefit obligation
     at end of year                                 N/A   $  2,022       N/A       N/A
   Fair value of assets at end of year              N/A   $  1,728       N/A       N/A


                                JOURNAL REGISTER COMPANY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  PENSION AND POSTRETIREMENT PLANS (CONTINUED)


                                                     (Dollars in thousands)
                                                                      POST-RETIREMENT
                                                 PENSION BENEFITS         BENEFITS
                                                 ----------------     ---------------
                                                 2000       1999       2000      1999
                                                 ----       ----       ----      ----
COMPONENTS OF NET PERIODIC BENEFIT COST
                                               --------   --------   -------   -------
   Service cost                                $  1,755   $  1,847   $    16   $    15
   Interest cost                                  5,304      5,203       538       493
   Expected return on plan assets                (7,785)    (7,376)       --        --
   Amortization of net:
    Transition obligation                           108        105        --        --
        Prior service cost                         (355)      (361)      (92)      (92)
        (Gain)/loss                                  35         60       (39)      (18)
  Other                                              --        (48)       --        --
                                               --------   --------   -------   -------
  Net periodic benefit (income) cost           $   (938)  $   (570)  $   423   $   398

ACTUARIAL ASSUMPTIONS
   Discount rate                                   7.75%      7.75%     7.75%     7.75%
   Expected long-term return on
     plan assets                                   9.00%      9.00%      N/A       N/A
   Rate of compensation increase                   3.00%      3.00%     3.00%     3.00%
   Rate of increase in health benefit costs:
    Immediate rate                                                      6.50%     7.00%
    Ultimate rate                                                       6.50%     6.50%
    Year ultimate rate reached                                          2000      2000

FFECTS OF A CHANGE IN THE ASSUMED
RATE OF HEALTH BENEFIT COSTS
   Effect of a 1% increase on:
    Total of service cost and                       N/A        N/A       $36       $33
      interest cost
    Post-retirement benefit obligation              N/A        N/A      $450      $394
   Effect of a 1% decrease on:
    Total of service cost and
      interest cost                                 N/A        N/A      $(29)     $(27)
    Post-retirement benefit obligation              N/A        N/A     $(385)    $(347)



      The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants' salaries and amounted to approximately $668,331, $706,000 and $377,000 in 2000, 1999 and 1998, respectively. The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $178,113, $160,000 and $110,000 in 2000, 1999 and 1998, respectively.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    INCOME TAXES

      The annual provision for taxes on income before extraordinary item, in thousands, is as follows:

                                 December 31,     December 26,      December 31,
                                    2000             1999              1998
                                 ------------     ------------      ------------
Current tax expense:
   Federal                         $ 73,851         $ 23,592          $ 16,492
   State                              6,831            2,145             3,389
                                 ------------     ------------      ------------
Total current                        80,682           25,737            19,881
Deferred tax expense (benefit):
   Federal                            6,577            5,244            10,157
   State                              3,692              713            (1,926)
                                 ------------     ------------      ------------
Total deferred                       10,269            5,957             8,231
                                 ------------     ------------      ------------
Total provision for taxes          $ 90,951         $ 31,694          $ 28,112
                                 ============     ============      ============


      The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense, in thousands for the years presented, is as follows:

                                        December 31,  December 26,  December 31,
                                           2000          1999          1998
                                        ------------  ------------  ------------
Tax at U.S. statutory rates              $ 91,685       $ 27,855      $ 25,811
State taxes, net of federal tax benefit     6,840          1,858           951
Reversal of excess tax accruals            (7,993)            --            --
Non-deductible goodwill amortization        2,003          1,976            --
Other                                      (1,584)             5         1,350
                                        ------------  ------------  ------------
                                         $ 90,951       $ 31,694      $ 28,112
                                        ============  ============  ============


      State net operating loss carryforwards were utilized as follows: $235.0 million in 2000, $12.4 million in 1999 and $13.5 million in 1998. At December 31, 2000, certain subsidiaries had net operating loss carryforwards available ranging from approximately $890,000 to $29.4 million in various state and local jurisdictions. Substantial portions of the related deferred tax assets are offset by valuation allowances. The carryforwards at December 31, 2000 expire in various years through 2014.

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets, in thousands, are as follows:

                                                    December 31,    December 26,
                                                       2000            1999
                                                       ----            ----
Deferred tax liabilities:
  Property, plant and equipment                      $ 12,212        $ 12,518
  Intangibles                                          18,592          11,321
  Retiree medical                                         892             259
                                                     --------        --------
Total deferred tax liabilities                         31,696          24,098
Deferred tax assets:
  Net operating loss carryforwards                      2,190           3,878
  Other                                                 3,505           5,020
                                                     --------        --------
Total deferred tax assets                               5,695           8,898
Valuation allowance                                    (1,954)         (2,370)
                                                     --------        --------
Net deferred tax assets                                 3,741           6,528
                                                     --------        --------
Net deferred tax liabilities                         $ 27,955        $ 17,570
                                                     ========        ========

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    INCOME TAXES (CONTINUED)

      As part of the acquisitions in 1999, the Company recorded net deferred tax liabilities of approximately $69,000. The Company's valuation allowances for deferred tax assets decreased by $416,000 in 2000, and increased by $1.3 million in 1999. The Company's federal income tax returns have not been examined by the Internal Revenue Service.

10.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space and equipment under noncancellable operating leases. These leases contain several renewal options for periods up to five years. The Company's future minimum lease payments under operating leases at December 31, 2000 are as follows:

                                                     (In thousands)

            2001......................................    $1,816
            2002......................................    $1,347
            2003......................................    $1,153
            2004......................................    $  969
            2005......................................    $  505
            Thereafter................................    $   --

      Total rent expense was $3.0 million, $3.3 million and $3.1 million for the years ended December 31, 2000, December 26, 1999 and December 31, 1998, respectively.

      In 1999, the Company began the planning phases for the construction of a new Philadelphia printing facility. In conjunction with the Philadelphia plant, the Company entered into agreements for the construction of a new building and printing press. The aggregate capital expenditures related to the production facility is approximately $35.4 million with an estimated in-service date in the fourth quarter of 2001.

      The Company is involved in certain litigation matters that have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings should not have a material adverse impact on the Company's financial position or results of operations.

11.   ACQUISITIONS AND DISPOSITIONS

     On October 24, 2000, the Company sold substantially all the assets of its Alton, Illinois newspaper, THE TELEGRAPH ("Alton") and reported a pretax gain of $39.6 million on the sale ($24.6 million after-tax). Proceeds of the sale were used to reduce debt, repurchase shares, make a strategic acquisition in the Company's Greater Philadelphia cluster and for general corporate purposes.

     On August 10, 2000, the Company completed its sale of substantially all of the assets of the Suburban Newspapers of Greater St. Louis and all of the issued and outstanding capital stock of The Ladue News, Inc. (collectively, "St. Louis"). The Suburban Newspapers of Greater St. Louis consisted of 38 free and 2 paid weekly newspapers with a non-daily distribution of approximately 1.6 million in the greater St. Louis area. The Ladue News published a weekly newspaper serving approximately 40,000 households in St. Louis. The Company reported a pre-tax gain of $141.1 million ($88.4 million after-tax), which is subject to the finalization of customary purchase price adjustments and closing costs related to the sale. All of the proceeds were used to reduce the Company's outstanding debt.

      On June 7, 1999, the Company acquired certain assets and liabilities of THE FARMINGTON VALLEY POST in Avon, Connecticut, a suburban monthly newspaper. On July 13, 1999, the Company acquired certain assets and liabilities of TOWN TALK SOUTHERN, TOWN TALK EASTERN and the DELAWARE COUNTY JOURNAL in Ridley, Pennsylvania. On August 13, 1999, the Company acquired the stock of Hometown News, Inc. in West Warwick, Rhode Island, comprised of a daily, weekly and three non-daily publications. On September 1, 1999, the Company acquired certain assets and liabilities of CONNECTICUT MAGAZINE in Trumbull, Connecticut, a monthly publication. The Company applied the purchase method of accounting for these transactions.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Accordingly, the total acquisition cost was allocated to the tangible assets and liabilities based on their relative estimated fair value on the effective dates of the acquisitions of approximately $2.1 million and $800,000, respectively. In connection with these acquisitions, intangible assets of approximately $14.1 million were recorded for the excess of the purchase price over the value of identifiable net assets and are being amortized according to the Company's policy. The results of the acquired companies have been included in the consolidated financial statements since the acquisition dates.

      On January 2, 1998, the Company acquired for approximately $3.8 million certain assets and liabilities of HVM, L.L.C. in New Milford, Connecticut, which publishes a group of newspapers, shoppers and monthly magazines. The Company applied the purchase method of accounting for this transaction.

      On March 9, 1998, the Company acquired THE SARATOGIAN, a daily newspaper in Saratoga Springs, New York, and the COMMUNITY NEWS, a weekly newspaper serving Clifton Park, New York. The Company applied the purchase method of accounting for this transaction.

      On July 15, 1998, the Company completed its acquisition of the Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group (including Mark Goodson Enterprises, Ltd.) for approximately $300 million in cash (the "Goodson Acquisition"). The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost was allocated to the tangible assets and liabilities acquired based upon their estimated fair market value on the effective date of the acquisition, approximately $17.1 million and $7.9 million, respectively. Intangible assets of approximately $300 million were recorded for the subscriber lists and excess of the purchase price over the value of identifiable net assets and are being amortized in accordance with the Company's policy.

      The following table presents the unaudited pro forma results of operations of the Company as though the Goodson Acquisition occurred as the beginning of the period presented:

                                        (In thousands, except per share amounts)
                                                  DECEMBER 31, 1998

      Net revenues                                    $ 464,330
      Income before extraordinary item                $  40,413
      Net income                                      $  35,918

      Net income per share (basic and diluted):
        Income before extraordinary item              $     .83
        Net income                                    $     .74

      The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented and are not intended to be an indication of future results.

      On September 21, 1998, the Company completed its acquisition of Taconic Media, Dutchess County, New York. The Company applied the purchase method of accounting for this transaction. Accordingly, the total acquisition cost was allocated to the assets and liabilities based on the relative estimated fair values on the effective date of the acquisition.

      Intangible assets of $344.0 million related to the aforementioned 1998 acquisitions were recorded and are being amortized according to the Company's policy. The results of the acquired companies have been included in the consolidated financial statements since the acquisition dates.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   SUBSEQUENT EVENTS (UNAUDITED)

      Since December 31, 2000 and as of March 27, 2001, the Company, in accordance with its stock repurchase program, has repurchased an additional 2,098,400 million shares of its Common Stock on the open market at a total cost of approximately $33.9 million. Shares under the program are to be repurchased at management's discretion, either in the open market or in privately negotiated transactions.

      The decision to repurchase stock depends on price, market conditions and other factors. There is no minimum number of shares to be purchased under the program. Purchases under the program will be financed with the Company's free cash flow or borrowings under the Company's Revolving Credit Facility.

      On January 31, 2001, the Company completed the sale of substantially all the assets of THE TIMES REPORTER, Dover/NewPhiladelphia (including Midwest Offset, one of the Company's commercial printing companies), and THE INDEPENDENT, Massillon, Ohio. Total daily circulation of the two newspapers is approximately 38,100.

      On  January  31,  2001,  the  Company  completed  the  acquisition  of the
Pennsylvania and New Jersey region newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. Total non-daily distribution of the 13 publications is approximately 90,000.

      On February 21, 2001, the Company's Board of Directors authorized the granting of an additional 1,500,000 shares of Common Stock to be used under the Company's 1997 Stock Incentive Plan.

                            JOURNAL REGISTER COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for years ended December 31, 2000 and December 26, 1999:

                           March         June       September(1)  December(1)(2)
                          ---------    ---------    ------------  --------------

                                 (In thousands, except per share data)
2000
----
Revenues                  $ 113,207    $ 124,093     $ 112,943      $ 113,726
Operating income          $  27,821    $  37,470     $  31,147      $  32,818
Net income                $   8,472    $  14,285     $ 108,073      $  38,551

Net income per common share:
     Basic                $    0.19    $    0.32     $    2.39      $    0.85
     Diluted              $    0.19    $    0.32     $    2.37      $    0.85

1999
----
Revenues                  $ 109,902    $ 121,166     $ 119,545      $ 118,952
Operating income          $  26,749    $  35,982     $  32,509      $  36,692
Net income                $   7,940    $  13,852     $  11,515      $  14,358

Net income per common
 share:
     (basic and diluted)  $    0.17    $    0.30     $    0.25      $    0.31

----------------------------

(1) The amounts reported above include the operating results of St. Louis from January 1, 1999 through August 10, 2000, and Alton from January 1, 1999 through October 24, 2000. Net income and net income per common share also include after-tax gains of $88.4 million and $24.6 million on the sale of St. Louis and Alton in the third and fourth quarters of 2000, respectively (See Note 11, Acquisitions and Dispositions).

(2) The December 1999 quarterly results above reflect operations for the period October 1, 1999 through December 26, 1999.

                          JOURNAL REGISTER COMPANY
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                     Balance at
                                     Beginning                   Charges to                 Balance at
                                         of                      Costs and                      of
       Description                     Period    Adjustments(1)  Expenses    Deductions(2)    Period
       -----------                   ----------  --------------  ----------  -------------  ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts        $6,293       $(604)         $4,195        $6,441       $3,443
Valuation allowance for deferred
   tax assets                          $2,370          --              --          $416       $1,954
YEAR ENDED DECEMBER 26, 1999
Allowance for doubtful accounts        $4,632        $141          $4,257        $2,737       $6,293
Valuation allowance for deferred
   tax assets                          $1,082          --          $1,288            --       $2,370
YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts        $4,055      $1,092          $4,464        $4,979       $4,632
Valuation allowance for deferred
   tax assets                          $1,792          --              --          $710       $1,082


----------------------------

(1) Allowance for doubtful account adjustments related to 2000 dispositions and 1999 and 1998 acquisitions.

(2) Includes the write-off of uncollectable accounts and a reduction in the valuation allowance for deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information with respect to executive officers of the Company is presented in Item 4 of this Report under the caption "Executive Officers of the Registrant."

      The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information appearing under the caption "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information appearing under the caption "Certain Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1. FINANCIAL STATEMENTS.
         --------------------

      The financial statements are included in Part II, Item 8 of this Report.

      2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED.
         --------------------------------------------------------------------

      Schedule of Valuation and Qualifying Accounts on Schedule II are included in Part II, Item 8 of the report.

      All other schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or related notes.

(b)   REPORTS ON FORM 8-K.
      -------------------

      A report on Form 8-K was filed by the Company on December 5, 2000 giving advance notification of the Company's live Web cast presentation at the Credit Suisse First Boston Media Week Conference.

(c)   INDEX TO EXHIBITS.
      ------------------

      The following is a list of all Exhibits filed as part of this Report:

  EXHIBIT NO.                              DESCRIPTION
  -----------                              -----------

    *2.1         Master  Agreement,  dated as of May 17, 1998, by and among each of the persons  listed on Annex A and Annex B thereto,  Richard
                 G.  Schneidman,  as  Designated  Stockholder,  and the  Company
                 (filed as Exhibit 99.2 to the Company's  Current Report on Form
                 8-K/A, dated June 30, 1998).
    *3(i)        Amended and Restated Certificate of Incorporation (filed as
                 Exhibit 3(i) to Journal Register Company's Form 10-Q/A
                 Amendment No. 1 for the fiscal quarter ended June 30, 1997
                 (the "June 1997 Form 10-Q")).
    *3(ii)       Amended and Restated By-laws (filed as Exhibit 3(ii) to the
                 September 1999 Form 10-Q).
    *4.1         Company Common Stock Certificate (filed as Exhibit 4.1 to
                 Journal Register Company's Registration Statement on Form S-1,
                 Registration No. 333-23425 (the "Form S-1")).
    *10.1        1997 Stock Incentive Plan (filed as Exhibit 10.2 to the June
                 1997 Form 10-Q).+
    *10.2        Management Bonus Plan (filed as Exhibit 10.3 to the June 1997
                 Form 10-Q).+
    *10.3        Supplemental 401(k) Plan (filed as Exhibit 10.4 to the Form
                 S-1).+
    *10.4        Voting Agreement by and among Journal Register Company,
                 Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital
                 Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as
                 Exhibit 10.5 to the June 1997 Form 10-Q).
    *10.5        Registration Rights Agreement by and among Journal Register
                 Company, Warburg, Pincus Capital Company, L.P., Warburg,
                 Pincus Capital Partners, L.P. and Warburg, Pincus Investors,
                 L.P. (filed as Exhibit 10.6 to the June 1997 Form 10-Q).
    *10.6        Credit  Agreement among Journal Register  Company,  each of the banks  and other  financial  institutions  that is a  signatory thereto or which,  pursuant to Section  2.01 (c) or Section (b)
                 thereto, becomes a "Lender" thereunder and the Chase Manhattan
    *10.7        Bank, as administrative agent for the lenders (filed as
                 Exhibit 10.7 to the September 30, 1998 Form 10-Q).
                 Asset Sale and Purchase Agreement, dated June 24, 2000, among
                 Journal Register Company, Journal Register East, Inc.,
                 Suburban Newspapers of Greater St. Louis, LLC, Journal
                 Company, Inc., Pulitzer Inc. and SLSJ LLC (filed as Exhibit 2 to the Company's Form 8-K, dated August 25, 2000).
   **21.1        Subsidiaries of Journal Register Company.
   **23.1        Consent of Ernst & Young LLP.
   **24          Power of Attorney (appears on signature page).
   **27.1        Financial Data Schedule.

------------------
  +   Management contract or compensatory plan or arrangement.
  *   Incorporated by reference.
  **    Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 27th day of March 2001.

                                    JOURNAL REGISTER COMPANY

                                    By: /S/ ROBERT M. JELENIC
                                        -----------------------------
                                        Chairman, President and Chief
                                        Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 2001.

               SIGNATURE                                TITLE(S)
               ---------                                --------

            /S/ ROBERT M. JELENIC        Chairman, President, Chief Executive
---------------------------------------  Officer and Director (Principal
            Robert M. Jelenic            Executive Officer)

            /S/ JEAN B. CLIFTON          Executive Vice President, Chief
---------------------------------------  Financial Officer (Principal Financial
            Jean B. Clifton              and Accounting Officer), Secretary and
                                         Director

            /S/ JOHN L. VOGELSTEIN       Director
---------------------------------------
            John L. Vogelstein

            /S/ DOUGLAS M. KARP          Director
---------------------------------------
            Douglas M. Karp

            /S/ GARY D. NUSBAUM          Director
---------------------------------------
            Gary D. Nusbaum

            /S/ JOHN R.  PURCELL         Director
---------------------------------------
            John R. Purcell

             /S/ JOSEPH A. LAWRENCE      Director
---------------------------------------
            Joseph A. Lawrence

                                  EXHIBIT INDEX

  EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
  -----------                        ----------------------

    *2.1         Master  Agreement,  dated as of May 17, 1998, by and among each of the persons  listed on Annex A and Annex B thereto,  Richard
                 G.  Schneidman,  as  Designated  Stockholder,  and the  Company
                 (filed as Exhibit 99.2 to the Company's  Current Report on Form
                 8-K/A, dated June 30, 1998).
    *3(i)        Amended and Restated Certificate of Incorporation (filed as
                 Exhibit 3(i) to Journal Register Company's Form 10-Q/A
                 Amendment No. 1 for the fiscal quarter ended June 30, 1997
                 (the "June 1997 Form 10-Q")).
    *3(ii)       Amended and Restated By-laws (filed as Exhibit 3(ii) to the
                 September 1999 Form 10-Q).
    *4.1         Company Common Stock Certificate (filed as Exhibit 4.1 to
                 Journal Register Company's Registration Statement on Form S-1,
                 Registration No. 333-23425 (the "Form S-1")).
   *10.1         1997 Stock Incentive Plan (filed as Exhibit 10.2 to the June
                 1997 Form 10-Q).+
   *10.2         Management Bonus Plan (filed as Exhibit 10.3 to the June 1997
                 Form 10-Q).+
   *10.3         Supplemental 401(k) Plan (filed as Exhibit 10.4 to the Form
                 S-1).+
   *10.4         Voting Agreement by and among Journal Register Company,
                 Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital
                 Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as
                 Exhibit 10.5 to the June 1997 Form 10-Q).
   *10.5         Registration Rights Agreement by and among Journal Register
                 Company, Warburg, Pincus Capital Company, L.P., Warburg,
                 Pincus Capital Partners, L.P. and Warburg, Pincus Investors,
                 L.P. (filed as Exhibit 10.6 to the June 1997 Form 10-Q).
   *10.6         Credit  Agreement among Journal Register  Company,  each of the banks  and other  financial  institutions  that is a  signatory thereto or which,  pursuant to Section  2.01 (c) or Section (b)
                 thereto, becomes a "Lender" thereunder and the Chase Manhattan
   *10.7         Bank, as administrative agent for the lenders (filed as
                 Exhibit 10.7 to the September 30, 1998 Form 10-Q).
                 Asset Sale and Purchase Agreement, dated June 24, 2000, among
                 Journal Register Company, Journal Register East, Inc.,
                 Suburban Newspapers of Greater St. Louis, LLC, Journal
                 Company, Inc., Pulitzer Inc. and SLSJ LLC (filed as Exhibit 2 to the Company's Form 8-K, dated August 25, 2000).
  **21.1         Subsidiaries of Journal Register Company.
  **23.1         Consent of Ernst & Young LLP.
  **24           Power of Attorney (appears on signature page).
  **27.1         Financial Data Schedule.

---------------
  +   Management contract or compensatory plan or arrangement.
  *   Incorporated by reference.
  **    Filed herewith.