Form 10-Q
period 2001-04-01
JOURNAL REGISTER CO
filed 2001-05-16
CIK 1035815

================================================================================

                              ---------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 1, 2001

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share 42,026,506 shares outstanding (exclusive of treasury shares) as of May 14, 2001.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q



PART I.             FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

   Item 1.    Financial Statements (Unaudited):

              Condensed Consolidated Balance Sheets..........................  1

              Condensed Consolidated Statements of Income....................  2

              Condensed Consolidated Statements of Cash Flows................  3

              Notes to Condensed Consolidated Financial Statements...........  4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  7

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk.................................................... 10

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.............................................. 12

   Item 2.    Changes in Securities and Use of Proceeds...................... 12

   Item 3.    Defaults Upon Senior Securities................................ 12

   Item 4.    Submission of Matters to a Vote of Security Holders............ 12

   Item 5.    Other Information.............................................. 12

   Item 6.    Exhibits and Reports on Form 8-K............................... 12

   Signature  ............................................................... 13


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         APRIL 1,              DECEMBER 31,
                                                                          2001                     2000
                                                                       ------------            ------------

ASSETS:
Current assets:
  Cash and cash equivalents                                             $   1,204            $   6,495
  Accounts receivable, less allowance for doubtful
    accounts of $4,524 in 2001 and $3,443 in 2000                          47,280               54,078
  Inventories                                                               8,572                9,104
  Deferred income taxes                                                     4,107                1,801
  Other current assets                                                      8,831                7,881
                                                                         --------             --------
Total current assets                                                       69,994               79,359

Property, plant and equipment                                             215,563              223,841
  Less accumulated depreciation                                          (111,764)            (119,663)
                                                                         --------             --------
                                                                          103,799              104,178
Intangible and other assets, net of accumulated amortization
 of  $59,412 in 2001 and $56,792 in 2000                                  468,464              473,813
                                                                         --------             --------
Total assets                                                            $ 642,257            $ 657,350
                                                                        =========            =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                                  $  24,195            $  22,625
  Accounts payable                                                          7,144               10,758
  Accrued interest                                                          5,636                6,155
  Deferred revenue                                                          8,808                8,529
  Accrued salaries and vacation                                             5,133                4,984
  Other accrued expenses and current liabilities                           30,670               21,116
                                                                         --------             --------
Total current liabilities                                                  81,586               74,167

Senior debt, less current maturities                                      446,054              472,010
Deferred income taxes                                                      31,549               29,756
Accrued retiree benefits and other liabilities                             13,262               14,095
Income taxes payable                                                      113,165              123,048

Commitments and contingencies

Stockholders' deficit:
Common stock, $.01 par value per share, 300,000,000 shares
 authorized, 48,437,581 issued at April 1, 2001 and December 31, 2000         484                  484
  Additional paid-in capital                                              358,274              358,268
  Accumulated deficit                                                    (317,370)            (366,775)
                                                                         --------             --------
                                                                           41,388               (8,023)

    Less treasury stock, shares at cost
    2001- 5,721,350; 2000 - 3,583,385                                     (82,244)             (47,703)
    Accumulated other comprehensive loss, net of tax                       (2,503)                --
                                                                         --------             --------
Net stockholders' deficit                                                 (43,359)             (55,726)
                                                                         --------             --------
Total liabilities and stockholders' deficit                             $ 642,257            $ 657,350
                                                                         ========             ========

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                      THIRTEEN WEEKS ENDED
                                                    APRIL 1,         MARCH 26,
                                                     2001             2000
                                                  ------------     ------------
Revenues:
    Advertising                                   $  68,302        $  83,455
    Circulation                                      21,816           24,457
                                                  ------------     ------------
Newspaper revenues                                   90,118          107,912
Commercial printing and other                         4,819            5,295
                                                  ------------     ------------
Total revenues                                       94,937          113,207

Operating expenses:
    Salaries and employee benefits                   33,517           39,760
    Newsprint, ink and printing charges               9,357           11,438
    Selling, general and administrative              11,689           12,113
    Depreciation and amortization                     6,554            7,085
    Other                                            12,959           14,990
                                                  ------------     ------------
Total operating expenses                             74,076           85,386

Operating income                                     20,861           27,821
Net interest expense and other                       (8,273)         (13,214)
Gain on sale of newspaper properties                 32,212               --
                                                  ------------     ------------

Income before provision for income taxes and
  equity interest                                    44,800           14,607
Taxes on income (benefit)                            (4,935)           5,770
                                                  ------------     ------------
Income before equity interest                       49,735             8,837
Equity interest                                       (330)            (365)
                                                  ------------     ------------
Net income                                        $ 49,405         $  8,472
                                                  ============     ============

Net income per share:
    (basic and diluted)                           $   1.12         $   0.19

Weighted average shares outstanding:
    Basic                                           43,691           45,612
    Diluted                                         43,975           45,612





                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                      THIRTEEN WEEKS ENDED
                                                                    APRIL 1,        MARCH 26,
                                                                      2001            2000
                                                                    -----------    ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  49,405      $   8,472
  Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
    Provision for losses on accounts receivable                            954            926
    Depreciation and amortization                                        6,554          7,085
    Change in deferred taxes                                              (513)           836
    Loss on equity investment                                              330            365
    Gain on sale of newspaper properties                               (32,212)            --
    Other, net                                                         (12,682)         1,887
                                                                    ------------     ----------
  Net cash provided by operating activities                             11,836         19,571

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property, plant and equipment                        (1,319)        (1,442)
  Net additions to construction in progress                             (6,036)        (1,827)
  Net proceeds from the sale and purchase of newspaper properties       49,148             --
                                                                    ------------     ----------
  Net cash provided by (used in) investing activities                   41,793         (3,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of senior debt                                             (24,385)        (5,907)
  Exercise of stock options for common stock                               129             --
  Purchase of treasury shares                                          (34,664)       (10,924)
                                                                    ------------     ----------
  Net cash used in financing activities                                (58,920)       (16,831)
                                                                    ------------     ----------

  Increase (decrease) in cash and cash equivalents                      (5,291)          (529)
    Cash and cash equivalents, beginning of period                       6,495          3,090
                                                                    ------------     ----------
    Cash and cash equivalents, end of period                        $    1,204       $  2,561
                                                                    ===========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                        $    8,937       $ 13,815
    Income taxes                                                    $      641       $    634



                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001




1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Journal Register Company (the "Company") and all of its wholly owned subsidiaries.

         Journal Register Company primarily publishes daily and non-daily newspapers serving markets in Connecticut, Philadelphia and its surrounding areas, Greater Cleveland Area of Ohio, central New England and the Capital-Saratoga and Mid-Hudson, New York regions. The company also owns and manages commercial printing operations in Connecticut and Pennsylvania.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of April 1, 2001 and December 31, 2000 and the results of its operations and cash flows for the 13 week periods ended April 1, 2001 and March 26, 2000. These financial statements should be read in conjunction with the December 31, 2000 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.


2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:


                                                                                       ($ IN THOUSANDS)
                                                                                     THIRTEEN WEEKS ENDED
                                                                                 APRIL 1,          MARCH 26,
                                                                                   2001              2000
                                                                                ------------     --------------

  Weighted-average shares for basic earnings per share                              43,691              45,612
  Effect of dilutive securities: employee stock options                                284                  --
                                                                                ------------     --------------
  Adjusted weighted-average shares for diluted earnings per share                   43,975              45,612
                                                                                ============     ==============


         Options to purchase 1.5 million shares of common stock at a range of $16.50 to $22.50 were outstanding during the three month period ended April 1, 2001, but were not included in the computation of the diluted EPS because the exercise prices of those options were greater than the average market price of the common shares. For the three month period ended March 26, 2000 there was no dilutive effect from the employee stock options.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001



3.       COMMON STOCK

         The Company's Board of Directors has authorized the use of up to $100.0 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999 and as of April 1, 2001, the Company had repurchased 5.8 million shares at a total cost of approximately $82.6 million



4.       ACQUISITIONS AND DISPOSITIONS

         On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. Total non-daily distribution of the 13 publications is approximately 90,000.

         On January 31, 2001, the Company completed the sale of substantially all the assets of THE TIMES REPORTER, Dover/New Philadelphia (including Midwest Offset, one of the Company's commercial printing companies), and THE INDEPENDENT, Massillon, Ohio and reported a pretax gain of $32.2 million on the sale ($42.1 million after tax).

         On October 24, 2000, the Company sold substantially all the assets of its Alton, Illinois newspaper, THE TELEGRAPH and reported a pretax gain of $39.6 million on the sale ($24.6 million after-tax).

         On August 10, 2000, the Company completed its sale of substantially all of the assets of the Suburban Newspapers of Greater St. Louis and all of the issued and outstanding capital stock of the Ladue News, Inc. to Pulitzer Inc. for $165.0 million in cash, plus working capital. The Company reported a pretax gain of $141.1 million ($88.4 million after tax).

         All acquisitions and sales are subject to the finalization of customary purchase price adjustments and closing costs. Proceeds from the sales were used to reduce the Company's outstanding debt, purchase treasury shares, make a strategic acquisition in the Company's Greater Philadelphia cluster and for general corporate purposes.


5.       HEDGING ACTIVITY

         As of January 1, 2001, the Company adopted the Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended.

         In accordance with the terms of its Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. From time to time the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001



          IRPAs as of April 1, 2001 included swap agreements with a notional principal amount of $250.0 million, which expire as follows:


                  DATE                           ($ IN THOUSANDS)
                  ----                           ----------------
                  January 29, 2002                  $  75,000
                  October 29, 2002                  $ 175,000



         The debt obligations hedged by the IRPAs bear interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. The IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at April 1, 2001 are approximately 5.85%. The Company has designated its current IRPAs to be cash flow hedges.


         Upon adoption of SFAS 133 the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (OCI). On January 1, 2001 the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen week period ending April 1, 2001. For the first quarter 2001, the IRPAs provided a realized pretax benefit of $129,000 that has been reported as an offset to interest expense. The total deferred loss reported in OCI is approximately $2.5 million (net of $1.6 million of income taxes).


                                                              OTHER COMPREHENSIVE INCOME (LOSS)
                                                                       ($ IN THOUSANDS)

                                                                           TAX ON
                                                              PRETAX       INCOME         NET
      January 1, 2001 transition adjustment                   $    199     $   (79)   $    120
      Amount reclassified to income during the period             (129)         51         (78)
      Change in fair market value                               (4,208)      1,663      (2,545)
                                                              ---------    -------    ---------
      Balance as of April 1, 2001                             $ (4,138)    $ 1,635    $ (2,503)


                                       6

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company publishes primarily daily and non-daily newspapers in the United States. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

         As of April 1, 2001 the Company owned and operated 22 daily newspapers and 171 non-daily publications strategically clustered in six geographic areas:
Connecticut; Philadelphia and its surrounding areas; Greater Cleveland Area of Ohio; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of April 1, 2001 the Company had total paid daily circulation of approximately 534,000, total paid Sunday circulation of approximately 509,000 and total non-daily distribution of approximately 2.3 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From 1993 through present, the Company successfully completed 18 strategic acquisitions, acquiring 13 daily newspapers, 139 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications and a third which is a premium quality sheet-fed printing company.

         The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000 and two daily newspapers and a commercial printing operation in the south central part of Ohio on January 31, 2001. These sales resulted in a strategic repositioning in six geographic clusters and a reduction in the Company's leverage. Proceeds from the sales were used to reduce the Company's outstanding debt, purchase treasury shares, make a strategic acquisition in the Company's Greater Philadelphia cluster and for general corporate purposes.

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

         In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make journalregister.com Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its web sites the local information portals for their markets. The Company currently operates over one hundred individual Web sites featuring the Company's daily newspapers and non-daily publications.

THIRTEEN WEEK PERIOD ENDED APRIL 1, 2001 COMPARED TO THIRTEEN WEEK PERIOD ENDED MARCH 26, 2000

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A PRO FORMA BASIS WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000, THE OHIO NEWSPAPERS SOLD IN JANUARY 2001 AND THE CHESAPEAKE NEWSPAPERS ACQUIRED IN JANUARY 2001.

         SUMMARY. Net income for the period ended April 1, 2001 was $49.4 million or $1.12 per diluted share, versus $8.5 million, or $0.19 per diluted shared for the period ended March 26, 2000. Excluding the gain on sale of the

Company's two Ohio properties, pro forma net income was $7.4 million or $0.17 per diluted share for the period ended April 1, 2001 versus $8.3 million, or $0.18 per diluted share for the period ended March 26, 2000.

         REVENUES. Revenues decreased $18.3 million, or 16.1% to $94.9 million mainly due to the sale of the St. Louis and Ohio properties.

         PRO FORMA REVENUES. Pro forma revenues decreased $1.4 million or 1.5% to $92.9 million. Pro forma advertising revenues decreased $784,000 or 1.2%. Pro forma circulation revenues decreased $681,000 or 3.1%, while commercial printing and other revenue increased $29,000. Pro forma online revenues, included in advertising revenues, were approximately $820,000, an increase of approximately 42.0%.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 35.3% of the Company's revenues in the period ended April 1, 2001, as compared to 35.1% in the period ended March 26, 2000. Salaries and employee benefits decreased $6.2 million, or 15.7% in the period ended April 1, 2001 to $33.5 million principally due to the sale of the Greater St. Louis cluster newspaper properties. On a pro forma basis, salaries and employee benefits decreased $1.2 million, or 3.5%, to $32.6 million.

         NEWSPRINT, INK AND PRINTING CHARGES. In the period ended April 1, 2001, newsprint, ink and printing charges were 9.9% of the Company's revenues, as compared to 10.1% in the period ended March 26, 2000. Newsprint, ink and printing charges in the period ended April 1, 2001 decreased approximately $2.1 million, or 18.2%, as compared to the period ended March 26, 2000, principally due to the sale of the Greater St. Louis cluster newspaper properties. On a pro forma basis newsprint, ink and printing charges increased $527,000, or 6.1%, to $9.1 million mainly due to higher newsprint prices, partially offset by a reduction in consumption.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 12.3% and 10.7% of the Company's revenues in the periods ended April 1, 2001 and March 26, 2000, respectively. Selling, general and administrative expenses in the period ended April 1, 2001 decreased $424,000, or 3.5%, to $11.7 million. On a pro forma basis selling, general and administrative expenses increased $1.6 million, or 16.2%, to $11.5 million, primarily due to revenue related promotional expenditures.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.9% of the Company's revenues in the period ended April 1, 2001 as compared to 6.3% in the period ended March 26, 2000. Depreciation and amortization expenses in the period ended April 1, 2001 decreased $531,000 or 7.5%, to $6.6 million. On a pro forma basis depreciation and amortization was flat. Amortization of goodwill in the period ended April 1, 2001 was approximately $3.1 million.

         OTHER EXPENSES. Other expenses were 13.7% and 13.2% of the Company's revenues in the periods ended April 1, 2001 and March 26, 2000, respectively. Other expenses decreased $2.0 million, or 13.6%, to $13.0 million in the period ended April 1, 2001. On a pro forma basis other expenses increased $403,000, or 3.3%, to $12.6 million.

         OPERATING INCOME. Operating income was $20.9 million for the period ended April 1, 2001 as compared to $27.8 million in the period ended March 26, 2000. On a pro forma basis operating income was $20.6 million for the period ended April 1, 2001 as compared to $23.4 million in the period ended March 26, 2000.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $4.9 million or 37.4% in the period ended April 1, 2001 as compared to the period ended March 26, 2000 principally due to a reduction in average net debt outstanding. On a pro forma basis net interest and other expense decreased $1.1 million, or 11.9%, to $7.9 million.

         GAIN ON SALE OF NEWSPAPER PROPERTIES. On January 31, 2001, the Company completed the sale of substantially all the assets of THE TIMES REPORTER, Dover/New Philadelphia (including Midwest Offset, one of the Company's

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001



commercial printing companies), and THE INDEPENDENT, Massillon, Ohio and reported a pretax gain of $32.2 million ($42.1 million after tax).

         PROVISION FOR INCOME TAXES. The Company's effective tax rate excluding the tax reported on the gain on the sale of the Company's Dover/New Philadelphia and Massillon properties was 39.5% for the period ended April 1, 2001. A $9.9 million tax benefit on the gain on sale of the Company's Dover/New Philadelphia and Massillon properties was recorded due to the realization of previously unrecognized book /tax differences.

         EQUITY INTEREST. The loss on equity interest of $330,000 recorded for the period ended April 1, 2001 represents the Company's pro rata share of the net loss for the period of AdOne, LLC, a provider of classified advertising on the internet, and compares to a loss on equity of $365,000 in the prior year.

         OTHER INFORMATION. EBITDA, excluding the sold newspapers was $27.2 million in the period ended April 1, 2001, a decrease of $2.7 million from the prior year period. Tangible net income, excluding the sold newspapers decreased 8.0% to $10.4 million in the period ended April 1, 2001 as compared to the period ended March 26, 2000.


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

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities in the period ended April 1, 2001 was $11.8 million as compared to $19.6 million in the period ended March 26, 2000.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was a source of $41.8 million for the period ended April 1, 2001. Proceeds from the sale of the Company's Dover/New Philadelphia and Massillon properties were offset by investments in property, plant and equipment and the acquisition of additional newspaper properties.

         The Company began the construction of its new Philadelphia printing facility in 2000. As of April 1, 2001, approximately $18.2 million of expenditures were made in connection with the facility, excluding capitalized interest. The total cost of the project, which is expected to be completed in the fourth quarter of 2001, is currently estimated to be $35.4 million, excluding capitalized interest. The Company expects to fund this construction project with cash flows from operations and borrowings under its Revolving Credit Facility.

         The Company's estimated capital spending program (excluding future acquisitions) for 2001 is approximately $13.0 million. This includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment and vehicles. The 2001 capital budget also includes approximately $23.0 million of capital expenditures associated with the Philadelphia plant, excluding capitalized interest. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $58.9 million in the period ended April 1, 2001 as compared to net cash used for financing activities of $16.8 million in the period ended March 26, 2000. The 2001 activity reflects the use of approximately $24.4 million for the repayment of senior debt and $34.7 million in connection with the Company's stock repurchase program.

         On July 15, 1998, the Company entered into a new credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by The Chase Manhattan Bank as administrative agent for the lenders there under. The Credit Agreement provided for $500.0 million in term loans and a $400.0 million revolving credit facility. The term loans expire on March 31, 2006 and September 30, 2006, and the revolving credit facility expires on March 31, 2006.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001


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

         In accordance with the terms of its Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. From time to time the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. IRPAs as of April 1, 2001 included swap agreements with an aggregate notional principal amount of $250.0 million, which expire as follows:


                  DATE                                   ($ IN THOUSANDS)
                  ----                                   ----------------
                  January 29, 2002                            $ 75,000
                  October 29, 2002                            $175,000


         The debt obligations hedged by the IRPA's bear interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. The IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at April 1, 2001 are approximately 5.85%.

         Upon adoption of SFAS 133 the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (OCI). On January 1, 2001 the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen week period ending April 1, 2001. For the first quarter 2001, the IRPAs provided a realized pretax benefit of $129,000 that has been reported as an offset to interest expense. The total deferred loss reported in OCI is approximately $2.5 million (net of $1.6 million of income taxes).

         For the period ended April 1, 2001, the Company's weighted-average effective interest rate on its outstanding debt balance was approximately 6.92%, net of the benefit realized on the IRPAs.

         As of April 1, 2001, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $470.2 million, of which $4.3 million was outstanding under the Revolving Credit Facility. There were $395.7 million of unused and available funds under the Revolving Credit Facility at April 1, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on LIBOR, the Prime Rate or Federal Funds Rate each as defined in the Credit Agreement plus a spread over such rate depending upon leverage pursuant to the credit agreement. To manage its exposure to fluctuations in interest rates, the Company, enters into certain interest

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2001


rate protection agreements, which allows the Company to exchange variable rate interest for fixed rate, maturing at specific intervals. The difference to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest.

         At April 1, 2001, the Company had in effect SWAP agreements for an aggregate notional amount of $250 million. Assuming a 10% increase or reduction in interest rates the annual impact on the Company's pre-tax earnings would be approximately $1.4 million.

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

         Date: May 15, 2001                        JOURNAL REGISTER COMPANY

                                                   By:  /s/  Jean B. Clifton
                                                       -------------------------
                                                       Jean B. Clifton
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Secretary
                                                         (signing on behalf of
                                                         the registrant and as
                                                         principal financial
                                                         officer)