Form 10-Q
period 2001-07-01
JOURNAL REGISTER CO
filed 2001-08-15
CIK 1035815

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the quarterly period ended July 1, 2001

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


              ----------------------------------------------------
                     (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 41,803,206 shares outstanding as of August 13, 2001.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q




PART I.        FINANCIAL INFORMATION

                                                                        PAGE NO.

      Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets........................1

               Condensed Consolidated Statements of Income..................2

               Condensed Consolidated Statements of Cash Flows..............3

               Notes to Condensed Consolidated Financial Statements.........4

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk..13

PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................14

      Item 2.  Changes in Securities and Use of Proceeds...................14

      Item 3.  Defaults Upon Senior Securities.............................14

      Item 4.  Submission of Matters to a Vote of Security Holders.........14

      Item 5.  Other Information...........................................14

      Item 6.  Exhibits and Reports on Form 8-K............................15

      Signature............................................................16


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                        JULY 1,      DECEMBER 31,
                                                                         2001            2000
                                                                     --------------  --------------
ASSETS:
Current assets:
  Cash and cash equivalents                                               $    136       $   6,495
  Accounts receivable, less allowance for doubtful
    accounts of $5,931 in 2001 and $3,443 in 2000                           49,525          54,078
  Inventories                                                                7,989           9,104
  Deferred income taxes                                                      4,981           1,801
  Other current assets                                                      11,313           7,881
                                                                     --------------  --------------
Total current assets                                                        73,944          79,359

Property, plant and equipment                                              220,867         223,841
  Less accumulated depreciation                                           (114,676)       (119,663)
                                                                     --------------  --------------
                                                                           106,191         104,178
Intangible and other assets, net of accumulated amortization
  of $62,898 in 2001 and $56,792 in 2000                                   489,349         473,813
                                                                     --------------  --------------
Total assets                                                            $  669,484      $  657,350
                                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                                  $   33,813      $   22,625
  Accounts payable                                                           7,032          10,758
  Accrued interest                                                           4,759           6,155
  Deferred revenue                                                           9,252           8,529
  Accrued salaries and vacation                                              4,866           4,984
  Other accrued expenses and current liabilities                            29,805          21,116
                                                                     --------------  --------------
Total current liabilities                                                   89,527          74,167

Senior debt, less current maturities                                       466,209         472,010
Deferred income taxes                                                       34,267          29,756
Accrued retiree benefits and other liabilities                              13,073          14,095
Income taxes payable                                                       113,945         123,048

Commitments and contingencies

Stockholders' deficit:
Common stock $.01 par value per share, 300,000,000 shares
  authorized, 48,437,581 issued at July 1, 2001 and
  December 31, 2000                                                            484             484
Additional paid-in capital                                                 358,274         358,268
Accumulated deficit                                                       (306,976)       (366,775)
                                                                     --------------  --------------
                                                                            51,782          (8,023)
Less treasury stock, shares at cost
  2001 - 6,608,275; 2000 -  3,583,385                                      (96,352)        (47,703)
Accumulated other comprehensive loss, net of tax                            (2,967)              -
                                                                     --------------  --------------
Net stockholders' deficit                                                  (47,537)        (55,726)
                                                                     --------------  --------------
Total liabilities and stockholders' deficit                             $  669,484      $  657,350
                                                                     ==============  ==============


                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                    THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                   ------------------------ ------------------------
                                                     JULY 1,    JUNE 25,      JULY 1,     JUNE 25,
                                                      2001        2000         2001         2000
                                                   ------------------------ ------------ -----------

Revenues:
  Advertising                                      $  72,774   $  94,127    $ 141,076   $ 177,582
  Circulation                                         21,355      24,388       43,171      48,845
                                                   ------------------------ ------------ -----------
Newspaper revenues                                    94,129     118,515      184,247     226,427
Commercial printing and other                          4,573       5,578        9,392      10,873
                                                   ------------------------ ------------ -----------
Total revenues                                        98,702     124,093      193,639     237,300

Operating expenses:
  Salaries and employee benefits                      33,917      39,767       67,434      79,527
  Newsprint, ink and printing charges                  9,798      12,386       19,155      23,824
  Selling, general and administrative                 10,223      12,072       21,912      24,185
  Depreciation and amortization                        6,431       7,081       12,985      14,166
  Other                                               13,077      15,317       26,036      30,307
                                                   ------------------------ ------------ -----------
Total operating expenses                              73,446      86,623      147,522     172,009

Operating income                                      25,256      37,470       46,117      65,291
Net interest expense and other                        (7,708)    (13,071)     (15,981)    (26,285)
Gain on sale of newspaper properties                       -           -       32,212           -
                                                   ------------------------ ------------ -----------

Income before provision for income taxes and
  equity interest                                     17,548      24,399       62,348      39,006
Provision for income taxes                             6,824       9,638        1,889      15,408

Income before equity interest                         10,724      14,761       60,459      23,598
Equity interest                                         (330)       (476)        (660)       (841)
                                                   ------------------------ ------------ -----------
Net income                                         $  10,394   $  14,285    $  59,799    $ 22,757
                                                   ======================== ============ ===========

Net income per share:
  Basic                                             $   0.25    $   0.32     $   1.39    $   0.50
  Diluted                                           $   0.25    $   0.32     $   1.38    $   0.50

Weighted average shares outstanding:
  Basic                                               42,102      45,221       42,896      45,416
  Diluted                                             42,417      45,250       43,194      45,431



                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     TWENTY-SIX WEEKS ENDED
                                                                   ---------------------------
                                                                      JULY 1,     JUNE 25,
                                                                        2001        2000
                                                                   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 59,799      $22,757
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for losses on accounts receivable                         1,805        2,036
    Depreciation and amortization                                      12,985       14,166
    Change in deferred income taxes                                     3,239        2,238
    Loss on equity investment                                             660          841
    Gain on sale of newspaper properties                              (32,212)           -
    Other, net                                                        (21,645)      (3,636)
                                                                   ---------------------------
  Net cash provided by operating activities                            24,631       38,402

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property, plant and equipment                       (2,789)      (3,676)
  Net additions to construction in progress                            (8,965)      (5,250)
  Net proceeds from the sale and purchase of newspaper properties      24,020            -
                                                                   ---------------------------
  Net cash provided by (used in) investing activities                  12,266       (8,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of senior debt                            5,387      (17,267)
  Exercise of stock options for common stock                              132            -
  Purchase of treasury stock                                          (48,775)     (12,415)
                                                                   ---------------------------
  Net cash used in financing activities                               (43,256)     (29,682)
                                                                   ---------------------------

  Decrease in cash and cash equivalents                                (6,359)        (206)
    Cash and cash equivalents, beginning of period                      6,495        3,090
                                                                   ---------------------------
    Cash and cash equivalents, end of period                         $    136      $ 2,884
                                                                   ===========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                         $ 17,541      $26,792
    Income taxes                                                     $  8,921      $ 5,901


                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2001
                                   (UNAUDITED)

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

        The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements covering the thirteen and twenty-six week periods ended July 1, 2001 and the comparative periods of 2000, reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. These financial statements should be read in conjunction with the December 31, 2000 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.      EARNINGS PER COMMON SHARE

        The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                                  (IN THOUSANDS)
                                        THIRTEEN WEEKS     TWENTY-SIX WEEKS
                                             ENDED               ENDED
                                      ----------------------------------------
                                       JULY 1,  JUNE 25,   JULY 1,  JUNE 25,
                                        2001      2000      2001      2000
                                      ----------------------------------------

Weighted-average shares for basic
  earnings per share                   42,102    45,221    42,896    45,416
Effect of dilutive securities:
  employee stock options                  315        29       298        15
                                      ----------------------------------------
Adjusted weighted-average shares
  for diluted earnings per share       42,417    45,250    43,194    45,431
                                      ========================================


        Options to purchase 1,517,160 million shares of common stock at a range of $16.81 to $22.50 were outstanding during the thirteen and twenty-six week periods ended July 1, 2001, but were not included in the computation of the diluted earnings per share because the exercise prices of those options were greater than the average market price of the common shares. Similarly, options to purchase 3.4 million shares of common stock at a range of $14.63 to $22.50 were outstanding during the thirteen and twenty-six week periods ended June 25, 2000, but were not included in the computation of the diluted earnings per share.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2001
                                   (UNAUDITED)


3.      COMMON STOCK

        The Company's Board of Directors has authorized the use of up to $100.0 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999 and as of July 1, 2001, the Company had repurchased approximately 6.6 million shares at a total cost of approximately $96.7 million

4.      ACQUISITIONS AND DISPOSITIONS

        On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group operations, which is based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of these 24 non-daily publications is approximately 340,000.

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

        All acquisitions and sales are subject to the finalization of customary purchase price adjustments and closing costs. Proceeds from the sales were used to reduce the Company's outstanding debt, purchase treasury shares, consummation of strategic acquisitions and for general corporate purposes.

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

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2001
                                   (UNAUDITED)



        IRPAs as of July 1, 2001 included swap agreements with a notional principal amount of $250.0 million, which expire as follows:

               DATE                                ($ IN THOUSANDS)
               ----                                ----------------
               January 29, 2002                        $  75,000
               October 29, 2002                        $ 175,000

        The debt obligations hedged by the IRPAs bear interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. The IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at July 1, 2001 are approximately 5.85%. The Company has designated its current IRPAs to be cash flow hedges.

        Upon adoption of SFAS 133 the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (OCI). On January 1, 2001 the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and twenty-six week periods ending July 1, 2001. For the thirteen and twenty-six week periods ended July 1, 2001, the IRPAs resulted in a realized pretax charge of $508,000 and $379,000, respectively, that has been reported as a component of interest expense. The total deferred loss reported in OCI is approximately $3.0 million (net of $1.9 million of deferred taxes).

                                          OTHER COMPREHENSIVE INCOME (LOSS)
                                                  ($ IN THOUSANDS)
                                      ------------------------------------------
                                                       TAX ON
                                         PRETAX        INCOME          NET
                                      ------------- -------------  -------------

January 1, 2001 transition adjustment  $      199     $     (79)    $      120
Amount reclassified to income
  during the period                          (129)           51            (78)
Change in fair market value                (4,208)        1,663         (2,545)
                                      ------------- -------------  -------------
Balance as of April 1, 2001                (4,138)        1,635         (2,503)
Amount reclassified to income
  during the period                           508          (199)           309
Change in fair market value                (1,245)          472           (773)
                                      ------------- -------------  -------------
Balance as of July 1, 2001             $   (4,875)   $    1,908     $   (2,967)
                                      ============= =============  =============


6.      RECENT ACCOUNTING PRONOUNCEMENTS

        On July 25, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum). The amortization provisions of SFAS 142 currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001. The Company is currently assessing the impact of these accounting pronouncements.

7.      SUBSEQUENT EVENT

        During July 2001, the Company declared the issuance of preferred stock rights. The rights were distributed through a dividend where each outstanding share of common stock received one Preferred Share Purchase Right (the "rights"). The rights are exercisable if a person or group acquires 15 percent or more of the Company's common stock, or commences a tender offer

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 1, 2001
                                   (UNAUDITED)



with that goal. The rights will expire July 27, 2011. On July 17, 2001, the Company filed a report on form 8-K announcing the rights issuance.

        On August 1, 2001, the Company completed the acquisition of Roe Jan Independent Publishing Inc, which is based in Hillsdale, New York. Total distribution of the two non-daily publications is approximately 25,600.

                            JOURNAL REGISTER COMPANY
                                  JULY 1, 2001
                                   (UNAUDITED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------------------------------

GENERAL

        The Company publishes primarily daily and non-daily newspapers in the United States. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

        As of July 1, 2001 the Company owned and operated 22 daily newspapers and 195 non-daily publications strategically clustered in six geographic areas:
Connecticut; Philadelphia and its surrounding areas; Greater Cleveland Area of Ohio; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of July 1, 2001 the Company had total paid daily circulation of approximately 565,000 and total non-daily publication distribution of approximately 3.2 million.

        The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From September 1993 through July 1, 2001, the Company successfully completed 19 strategic acquisitions, acquiring 13 daily newspapers, 163 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications and a third which is a premium quality sheet-fed printing company.

        The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000 and two daily newspapers and a commercial printing operation in the south central part of Ohio in January of 2001. These sales resulted in a strategic repositioning in six geographic clusters and a reduction in the Company's leverage. Proceeds from the sales were used to reduce the Company's outstanding debt, purchase treasury shares, make strategic acquisitions and for general corporate purposes.

        The Company's management believes that its newspapers are effective in addressing the needs of local readers and advertisers. The Company's management also believes that because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

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

        In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make JOURNALREGISTER.COM Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its web sites the local information portals for their markets. The Company currently operates 130 individual Web sites featuring the Company's daily newspapers and non-daily publications.

THIRTEEN WEEK PERIOD ENDED JULY 1, 2001 COMPARED TO THIRTEEN WEEK PERIOD ENDED JUNE 25, 2000

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A PRO FORMA BASIS WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000, THE OHIO NEWSPAPERS SOLD IN JANUARY 2001, THE CHESAPEAKE NEWSPAPERS ACQUIRED IN JANUARY 2001, AND THE MONTGOMERY NEWSPAPERS ACQUIRED IN JUNE 2001.

                            JOURNAL REGISTER COMPANY
                                  JULY 1, 2001
                                   (UNAUDITED)


        SUMMARY. Net income for the quarter ended July 1, 2001 was $10.4 million or $0.25 per diluted share, versus $14.3 million, or $0.32 per diluted share, for the quarter ended June 25, 2000. Excluding the results of operations of the Company's dispositions, net income was $10.4 million or $0.25 per diluted share for the period ended July 1, 2001 versus $13.2 million, or $0.29 per diluted share for the quarter ended June 25, 2000.

        REVENUES. Revenues decreased $25.4 million, or 20.5% to $98.7 million mainly due to the sale of the St. Louis and Ohio properties.

        PRO FORMA REVENUES. Pro forma revenues decreased $6.7 million or 6.5% to $96.4 million primarily due to a decrease of $5.6 million, or 7.4% in pro forma advertising revenues. Pro forma online revenues, included in advertising revenues, were approximately $901,000, an increase of approximately 15.2%.

        SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 34.4% of the Company's revenues in the quarter ended July 1, 2001, as compared to 32.0% in the quarter ended June 25, 2000. Salaries and employee benefits decreased $5.9 million, or 14.7% in the quarter ended July 1, 2001 to $33.9 million principally due to the sale of the St. Louis and Ohio newspaper properties. On a pro forma basis, salaries and employee benefits decreased $895,000, or 2.7%, to $32.7 million.

        NEWSPRINT, INK AND PRINTING CHARGES. In the quarter ended July 1, 2001, newsprint, ink and printing charges were 9.9% of the Company's revenues, as compared to 10.0% in the quarter ended June 25, 2000. Newsprint, ink and printing charges in the quarter ended July 1, 2001 decreased approximately $2.6 million, or 20.9%, as compared to the quarter ended June 25, 2000, principally due to the sale of the St. Louis and Ohio newspaper properties. On a pro forma basis newsprint, ink and printing charges increased $623,000, or 6.9%, to $9.6 million mainly due to higher newsprint prices, partially offset by a reduction in consumption.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 10.4% and 9.7% of the Company's revenues in the quarters ended July 1, 2001 and June 25, 2000, respectively. Selling, general and administrative expenses in the quarter ended July 1, 2001 decreased $1.8 million, or 15.3%, to $10.2 million. On a pro forma basis selling, general and administrative expenses increased $174,000, or 1.8%, to $9.9 million, primarily due to revenue related promotional expenditures.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.5% of the Company's revenues in the quarter ended July 1, 2001 as compared to 5.7% in the quarter ended June 25, 2000. Depreciation and amortization expenses in the quarter ended July 1, 2001 decreased $650,000 or 9.2%, to $6.4 million due to the sale of the St. Louis and Ohio newspaper properties. Amortization of goodwill in the quarter ended July 1, 2001 was approximately $3.0 million.

        OTHER EXPENSES. Other expenses were 13.2% and 12.3% of the Company's revenues in the quarters ended July 1, 2001 and June 25, 2000, respectively. Other expenses decreased $2.2 million, or 14.6%, to $13.1 million in the quarter ended July 1, 2001. On a pro forma basis other expenses increased $348,000, or 2.8%, to $12.7 million.

        OPERATING INCOME. Operating income was $25.3 million for the quarter ended July 1, 2001 as compared to $37.5 million in the quarter ended June 25, 2000. On a pro forma basis operating income was $25.1 million for the quarter ended July 1, 2001 as compared to $31.9 million in the quarter ended June 25, 2000.

        NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $5.4 million or 41.0% in the quarter ended July 1, 2001 as compared to the quarter ended June 25, 2000 principally due to a reduction in average debt outstanding and lower interest rates.

        PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38.9% and 39.5% for the quarters ended July 1, 2001 and June 25, 2000, respectively.

        EQUITY INTEREST. The non-cash loss recorded in connection with the Company's investment accounted for under the equity method of accounting was $330,000 for the quarter ended July 1, 2001 as compared to a loss of $476,000 in the prior year period.

                            JOURNAL REGISTER COMPANY
                                  JULY 1, 2001
                                   (UNAUDITED)

TWENTY-SIX WEEK PERIOD ENDED JULY 1, 2001 COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JUNE 25, 2000

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A PRO FORMA BASIS WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000, THE OHIO NEWSPAPERS SOLD IN JANUARY 2001, THE CHESAPEAKE NEWSPAPERS ACQUIRED IN JANUARY 2001, AND THE MONTGOMERY NEWSPAPERS ACQUIRED IN JUNE 2001.

        SUMMARY. Net income for the period ended July 1, 2001 was $59.8 million or $1.38 per diluted share, versus $22.8 million, or $0.50 per diluted share for the period ended June 25, 2000. Excluding the gain on the sale of the Ohio newspaper properties and results of operations of the Company's dispositions, net income was $17.8 million or $0.41 per diluted share for the period ended July 1, 2001 versus $21.3 million, or $0.47 per diluted share for the period ended June 25, 2000.

        REVENUES. Revenues decreased $43.7 million, or 18.4% to $193.6 million mainly due to the sale of the St. Louis and Ohio properties.

        PRO FORMA REVENUES. Pro forma revenues decreased $8.1 million or 4.1% to $189.2 million primarily due to a decrease in pro forma advertising revenues of $6.4 or 4.5% principally due to weakness in classified employment advertising. Pro forma online revenues, included in advertising revenues, were approximately $1.7 million, an increase of approximately 26.6%.

        SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 34.8% of the Company's revenues in the period ended July 1, 2001, as compared to 33.5% in the period ended June 25, 2000. Salaries and employee benefits decreased $12.1 million, or 15.2% in the period ended July 1, 2001 to $67.4 million principally due to the sale of the St. Louis and Ohio newspaper properties. On a pro forma basis, salaries and employee benefits decreased $2.1 million, or 3.1%, to $65.2 million.

        NEWSPRINT, INK AND PRINTING CHARGES. In the period ended July 1, 2001, newsprint, ink and printing charges were 9.9% of the Company's revenues, as compared to 10.0% in the period ended June 25, 2000. Newsprint, ink and printing charges in the period ended July 1, 2001 decreased approximately $4.7 million, or 19.6%, as compared to the period ended June 25, 2000, principally due to the sale of the St. Louis and Ohio newspaper properties. On a pro forma basis newsprint, ink and printing charges increased $1.2 million, or 6.5%, to $18.8 million mainly due to higher newsprint prices, partially offset by a reduction in consumption.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 11.3% and 10.2% of the Company's revenues in the period ended July 1, 2001 and June 25, 2000, respectively. Selling, general and administrative expenses in the period ended July 1, 2001 decreased $2.3 million, or 9.4%, to $21.9 million. On a pro forma basis selling, general and administrative expenses increased $1.8 million, or 9.0%, to $21.4 million, primarily due to revenue related promotional expenditures.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.7% of the Company's revenues in the period ended July 1, 2001 as compared to 6.0% in the period ended June 25, 2000. Depreciation and amortization expenses in the period ended July 1, 2001 decreased $1.2 million or 8.3%, to $13.0 million. On a pro forma basis depreciation and amortization was $12.8 million for the period ended July 1, 2001 which was flat compared to the period ended June 25, 2000. Amortization of goodwill in the period ended July 1, 2001 was approximately $6.1 million.

        OTHER EXPENSES. Other expenses were 13.9% and 12.8% of the Company's revenues in the period ended July 1, 2001 and June 25, 2000, respectively. Other expenses decreased $4.3 million, or 14.1%, to $26.0 million for the period ended July 1, 2001. On a pro forma basis other expenses increased $751,000, or 3.1%, to $25.3 million.

        OPERATING INCOME. Operating income was $46.1 million for the period ended July 1, 2001 as compared to $65.3 million for the period ended June 25, 2000. On a pro forma basis operating income was $45.7 million for the period ended July 1, 2001 as compared to $55.4 million for the period ended June 25, 2000.

                            JOURNAL REGISTER COMPANY
                                  JULY 1, 2001
                                   (UNAUDITED)



        NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $10.3 million or 39.2% in the period ended July 1, 2001 as compared to the period ended June 25, 2000 due to a reduction in average debt outstanding and lower interest rates.

        GAIN ON SALE OF NEWSPAPER PROPERTIES. On January 31, 2001, the Company completed the sale of substantially all the assets of THE TIMES REPORTER, Dover/New Philadelphia (including Midwest Offset, one of the Company's commercial printing companies), and THE INDEPENDENT, Massillon, Ohio and reported a pretax gain of $32.2 million ($42.1 million after tax).

        PROVISION FOR INCOME TAXES. The Company's effective tax rate excluding the tax reported on the gain on the sale of the Company's Dover/New Philadelphia and Massillon properties was 39.0% for the period ended July 1, 2001 compared to 39.5% for the period ended June 25, 2000. The gain on sale of the Company's Dover/New Philadelphia and Massillon properties a generated $9.9 million tax benefit.

         EQUITY INTEREST. The noncash loss from the Company's investment accounted for under the equity method of accounting was $660,000 for the period ended July 1, 2001 as compared to a loss of $841,000 in the prior year.

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

        CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities for the twenty-six week period ended July 1, 2001 was $24.6 million as compared to $38.4 million for the period ended June 25, 2000. Cash used by other operating activities principally consisted of income tax payments made during the period.

          CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by investing activities was $12.3 million for the twenty-six week period ended July 1, 2001 as compared to cash used by investing activities of $8.9 million for the period ended June 25, 2000. Proceeds from the sale of the Company's Dover/New Philadelphia and Massillon properties were partially offset by investments in property, plant and equipment and the acquisition of additional newspaper properties in the current period.

        The Company began the construction of its new Philadelphia printing facility in 2000. As of July 1, 2001, approximately $20.3 million of expenditures were made in connection with the facility, excluding capitalized interest. The total cost of the project, which is expected to be completed in the fourth quarter of 2001, is currently estimated to be $35.4 million, excluding capitalized interest. The Company expects to fund this construction project with cash flows from operations and borrowings under its revolving credit facility.

        The Company's estimated capital spending program (excluding future acquisitions and the Philadelphia printing facility) for 2001 is approximately $13.0 million. This includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment and vehicles. The 2001 capital budget also includes approximately $23.0 million of capital expenditures associated with the Philadelphia plant, excluding capitalized interest. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

        CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $43.3 million in the twenty-six week period ended July 1, 2001 as compared to net cash used in financing activities of $29.7 million in the twenty-six week period ended June 25, 2000. The 2001 activity reflects the use of approximately $48.8 million in connection with the Company's stock repurchase program, partially offset by approximately $5.4 million of borrowings under the senior debt facility.

                            JOURNAL REGISTER COMPANY
                                  JULY 1, 2001
                                   (UNAUDITED)



          On July 15, 1998, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by The Chase Manhattan Bank as administrative agent for the lenders thereunder. The Credit Agreement provided for $500.0 million in term loans and a $400.0 million revolving credit facility. The term loans expire on March 31, 2006 and September 30, 2006, and the revolving credit facility expires on March 31, 2006.

        The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500.0 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement. Under the terms of the Company's Credit Agreement net proceeds, as defined in the credit agreement, from the sale of newspaper properties which are not reinvested within 365 days must be used to prepay debt. Accordingly, the Company's excess borrowing capacity will be reduced in the third quarter of 2001 by approximately $40.0 million in connection with the Company's August 2000 asset sale.

        The amounts outstanding under the Company's Credit Agreement bear interest at (i) 1 3/4% to 1/2% above LIBOR (as defined in the Credit Agreement) or (ii) 1/2% to 0% above the higher of (a) the Prime RatE (as defined in the Credit Agreement) or (b) 1/2% above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters' Cash Flow (as defined in the Credit Agreement) and reduce as such ratio declines.

        In accordance with the terms of its Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. From time to time the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. IRPAs as of July 1, 2001 included swap agreements with an aggregate notional principal amount of $250.0 million, which expire as follows:

               DATE                                ($ IN THOUSANDS)
               ----                                ----------------
               January 29, 2002                        $ 75,000
               October 29, 2002                        $175,000

        The debt obligations hedged by the IRPAs bare interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. The IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at July 1, 2001 are approximately 5.85%.

        Upon adoption of SFAS 133 the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (OCI). On January 1, 2001 the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the six month period ending July 1, 2001. For the thirteen and twenty-six week periods ended July 1, 2001, the IRPAs resulted in a realized pretax charge of $508,000 and $379,000, respectively, which have been reported as a component of interest expense in the respective periods. The total deferred loss reported in OCI as of July 1, 2001 was approximately $3.0 million (net of $1.9 million of deferred taxes).

        For the twenty-six week period ended July 1, 2001, the Company's weighted-average effective interest rate on its outstanding debt balance was approximately 6.6%. The 6.6 % takes into account the impact of the interest rate protection agreements in effect during the period.

        As of July 1, 2001, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $500.0 million, of which $34.1 million was outstanding under the Revolving Credit Facility. There were $365.9 million of unused and available funds under the Revolving Credit Facility at July 1, 2001.

                            JOURNAL REGISTER COMPANY
                                  JULY 1, 2001
                                   (UNAUDITED)


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include the plans and objectives of the Company for future operations and trends affecting the Company's financial condition and results of operations. In addition, the words "anticipates," "projects," "plans," "intends," "estimates," "expects," "may," "believes" and similar words are intended to identify these forward-looking statements. Actual results may differ materially from those discussed in, or implied by, the forward-looking statements as a result of certain factors, including, but not limited to, (i) a decline in general economic conditions,
(ii) the unavailability or material increase in the price of newsprint, (iii) an adverse judgment in pending or future litigation , (iv) increased competitive pressure from current competitors and future market entrants and (v) those risks and uncertainties discussed in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2000. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All forward-looking statements in this report are based on information available to the Company as of the date this report is filed with the SEC, and the Company assumes no obligation to update any such forward-looking statements, except as required by law.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on LIBOR, the Prime Rate or Federal Funds Rate each as defined in the Credit Agreement plus a spread over such rate depending upon leverage pursuant to the credit agreement. To manage its exposure to fluctuations in interest rates, the Company, from time to time, enters into certain interest rate protection agreements, which allows the Company to exchange variable rate interest for fixed rate, maturing at specific intervals. The difference to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest.

        At July 1, 2001, the Company had in effect interest rate protection agreements for an aggregate notional amount of $250 million. Assuming a 10% increase or reduction in interest rates the annual impact on the Company's pre-tax earnings would be approximately $1.4 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting on May 15, 2001. At the annual meeting, the stockholders elected John R. Purcell and Burton B. Stanair as Class A directors of the Company to hold office until the 2004 Annual Meeting of Stockholders. The stockholders also: (i) ratified the appointment of Ernst & Young LLP as independent auditors for the Company for fiscal year 2001; (ii) approved an amendment to the Company's 1997 Stock Incentive Plan to, among other things, increase the aggregate number of shares of common stock available for awards under the Plan by 1,540,000 shares; (iii) approved the continuation of the Company's Executive Incentive Compensation Plan; and (iv) approved a management incentive relating to sold operations.

Each of the Class A directors nominated by the Company were elected with the following voting results:


                                                   VOTES           VOTES
                                                    FOR           WITHELD
                                                   -----          -------
John R. Purcell                                  39,859,591       418,172
Burton B. Stanair                                39,855,499       422,264


The other proposals submitted to the stockholders were approved with the following voting results:
                                            VOTES      VOTES
                                          CAST FOR  CAST AGAINST  ABSTENTIONS
                                          --------  ------------  -----------

The appointment of Ernst & Young LLP
  as independent auditors for the
  Company for the fiscal year 2001       40,261,743      16,000          20
The amendment to the 1997 Stock
  Incentive Plan                         33,623,686   6,647,703       6,374
The continuation of the Executive
  Incentive Compensation Plan            39,459,733     809,756       6,274
The management incentive relating to
  sold operations                        39,675,770     595,519       4,474


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

              None

         (b)   Reports on Form 8-K

             The Company filed a Form 8-K on July 18, 2001, reporting in Item 5 thereof the declaration of a dividend distribution of one Preferred Share Purchase Right for each outstanding share of common stock. The rights are intended to protect the Company's stockholders from coercive or otherwise unfair takeover tactics.

             Pursuant to Regulation FD, the Company elected to furnish a Form 8-K on July 19, 2001, disclosing in Item 9 thereof certain pro forma financial information for the fiscal year 2000.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


        Date: August 14, 2001       JOURNAL REGISTER COMPANY


                                    By:  /S/  JEAN B. CLIFTON
                                       -----------------------------------------
                                         Jean B. Clifton
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary
                                         (signing on behalf of the registrant
                                         and as principal financial officer)