Form 10-Q
period 2001-09-30
JOURNAL REGISTER CO
filed 2001-11-14
CIK 1035815

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

                For the quarterly period ended September 30, 2001

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


     _______________________________________________________________________
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 41,503,066 shares outstanding as of November 13, 2001.



================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q




PART I.           FINANCIAL INFORMATION                                                                  Page No.

       Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets.......................................................1

                  Condensed Consolidated Statements of Income.................................................2

                  Condensed Consolidated Statements of Cash Flows.............................................3

                  Notes to Condensed Consolidated Financial Statements........................................4

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......8

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk.................................14


PART II.          OTHER INFORMATION

       Items 1-6  ...........................................................................................15

       Signature  ...........................................................................................16





                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          2001              2000
                                                                                     ---------------  --------------
ASSETS:
Current assets:
    Cash and cash equivalents                                                                 $ 112         $ 6,495
    Accounts receivable, less allowance for doubtful
      accounts of $6,789 in 2001 and $3,443 in 2000                                          50,481          54,078
    Inventories                                                                               6,650           9,104
    Deferred income taxes                                                                     6,385           1,801
    Other current assets                                                                      9,841           7,881
                                                                                     ---------------  --------------
Total current assets                                                                         73,469          79,359

Property, plant and equipment                                                               232,996         223,841
    Less accumulated depreciation                                                          (117,669)       (119,663)
                                                                                     ---------------  --------------
                                                                                            115,327         104,178
Intangible and other assets, net of accumulated amortization
    of $66,539 in 2001 and $56,792 in 2000                                                  521,533         473,813
                                                                                     ---------------  --------------
Total assets                                                                              $ 710,329       $ 657,350
                                                                                     ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current maturities of long-term debt                                                   $ 22,022        $ 22,625
    Accounts payable                                                                          6,481          10,758
    Accrued interest                                                                          4,230           6,155
    Deferred revenue                                                                          9,784           8,529
    Accrued salaries and vacation                                                             5,273           4,984
    Other accrued expenses and current liabilities                                           34,589          21,116
                                                                                     ---------------  --------------
Total current liabilities                                                                    82,379          74,167

Senior debt, less current maturities                                                        512,978         472,010
Deferred income taxes                                                                        36,878          29,756
Accrued retiree benefits and other liabilities                                               11,959          14,095
Income taxes payable                                                                        111,559         123,048

Commitments and contingencies

Stockholders' deficit:
Common stock $.01 par value per share, 300,000,000 shares authorized,
    48,437,581 issued at September 30, 2001 and December 31, 2000                               484             484
Additional paid-in capital                                                                  358,271         358,268
Accumulated deficit                                                                        (298,109)       (366,775)
                                                                                     ---------------  --------------
                                                                                             60,646          (8,023)
Less treasury stock, shares at cost
    2001 - 6,917,015; 2000 - 3,583,385                                                     (101,550)        (47,703)
Accumulated other comprehensive loss, net of tax                                             (4,520)              -
                                                                                     ---------------  --------------
Net stockholders' deficit                                                                   (45,424)        (55,726)
                                                                                     ---------------  --------------
Total liabilities and stockholders' deficit                                               $ 710,329       $ 657,350
                                                                                     ===============  ==============

                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                          THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                    ---------------------------------  ------------------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 24,     SEPTEMBER 30,      SEPTEMBER 24,
                                                         2001              2000             2001               2000
                                                    ----------------  ---------------  ----------------  ------------------
Revenues:
    Advertising                                            $ 70,946         $ 82,572         $ 212,022           $ 260,154
    Circulation                                              22,170           23,637            65,341              72,482
                                                    ----------------  ---------------  ----------------  ------------------
Newspaper revenues                                           93,116          106,209           277,363             332,636
Commercial printing and other                                 4,502            6,734            13,894              17,607
                                                    ----------------  ---------------  ----------------  ------------------
Total revenues                                               97,618          112,943           291,257             350,243

Operating expenses:
    Salaries and employee benefits                           36,250           37,721           103,684             117,248
    Newsprint, ink and printing charges                       9,663           11,900            28,818              35,724
    Selling, general and administrative                      11,900           11,363            33,812              35,548
    Depreciation and amortization                             6,633            6,892            19,618              21,058
    Other                                                    13,576           13,920            39,612              44,227
                                                    ----------------  ---------------  ----------------  ------------------
Total operating expenses                                     78,022           81,796           225,544             253,805

Operating income                                             19,596           31,147            65,713              96,438
Net interest expense and other                               (7,375)         (11,935)          (23,356)            (38,220)
Gain on sale of newspaper properties                             -           141,123            32,212             141,123
                                                    ----------------  ---------------  ----------------  ------------------

Income before provision for income taxes and
    equity interest                                          12,221          160,335            74,569             199,341
Provision for income taxes                                    3,025           51,961             4,914              67,369
                                                    ----------------  ---------------  ----------------  ------------------

Income before equity interest                                 9,196          108,374            69,655             131,972
Equity interest                                                (329)            (301)             (989)             (1,142)
                                                    ----------------  ---------------  ----------------  ------------------
Net income                                                  $ 8,867        $ 108,073          $ 68,666           $ 130,830
                                                    ================  ===============  ================  ==================


Net income per share:
    Basic                                                    $ 0.21           $ 2.39            $ 1.61              $ 2.89
    Diluted                                                  $ 0.21           $ 2.37            $ 1.60              $ 2.88

Weighted average shares outstanding:
    Basic                                                    41,797           45,196            42,530              45,343
    Diluted                                                  42,228           45,598            42,867              45,457

                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED IN THOUSANDS)


                                                                                 Thirty-nine weeks ended
                                                                         -----------------------------------------
                                                                           September 30,       September 24,
                                                                                2001                2000
                                                                         ------------------ ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $  68,666            $  130,830
     Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for losses on accounts receivable                                   2,786                 3,276
       Depreciation and amortization                                                19,618                21,058
       Change in deferred income taxes                                               5,465                 5,621
       Loss on equity investment                                                       989                 1,142
       Gain on sale of newspaper properties                                        (32,212)             (141,123)
       Other, net                                                                  (20,729)               33,241
                                                                         ------------------ ---------------------
     Net cash provided by operating activities                                      44,583                54,045


CASH FLOWS FROM INVESTING ACTIVITIES:
     Net additions to property, plant and equipment                                 (5,055)               (5,823)
     Net additions to construction in progress                                     (16,791)               (8,642)
     Net proceeds (payments) from/to the sale and the purchase of
     newspaper properties                                                          (15,641)              171,846
                                                                         ------------------ ---------------------
     Net cash provided by (used in) investing activities                           (37,487)              157,381

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) of senior debt                                     40,365              (200,994)
     Exercise of stock options for common stock                                        144                    57
     Purchase of treasury stock                                                    (53,988)              (12,500)
                                                                         ------------------ ---------------------
     Net cash used in financing activities                                         (13,479)             (213,437)
                                                                         ------------------ ---------------------

     Decrease in cash and cash equivalents                                          (6,383)               (2,011)
          Cash and cash equivalents, beginning of period                             6,495                 3,090
                                                                         ------------------  --------------------
          Cash and cash equivalents, end of period                               $     112            $    1,079
                                                                         ==================  =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                                 $   25,494           $   40,720
        Income taxes                                                             $   10,457           $    8,795


                             SEE ACCOMPANYING NOTES




                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements covering the thirteen and thirty-nine week periods ended September 30, 2001 and the comparative periods of 2000, reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of results for the interim periods. These financial statements should be read in conjunction with the December 31, 2000 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:



                                                                                (IN THOUSANDS)
                                                              THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                        ------------------------------------------------------------------
                                                         SEPTEMBER 30,   SEPTEMBER 24,   SEPTEMBER 30,    SEPTEMBER 24,
                                                              2001            2000            2001             2000
                                                        ------------------------------------------------------------------

Weighted-average shares for basic earnings per share         41,797          45,196          42,530           45,343
  Effect of dilutive securities: employee stock options         431             402             337              114
                                                        ------------------------------------------------------------------
Adjusted weighted-average shares for diluted earnings
per share                                                    42,228          45,598          42,867           45,457
                                                        ==================================================================



         Options to purchase 1.5 million shares of common stock at a range of $17.63 to $22.50 and $16.81 to $22.50 were outstanding during the thirteen and thirty-nine week periods ended September 30, 2001, respectively, but were not included in the computation of the diluted earnings per share because the exercise prices of those options were greater than the average market price of the common shares. Similarly, options to purchase 1.6 million shares of common stock at a range of $17.63 to $22.50 and $16.31 to $22.50 were outstanding during the thirteen and thirty-nine week periods ended September 24, 2000, respectively, but were not included in the computation of the diluted earnings per share.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

3.       COMMON STOCK

         The Company's Board of Directors has authorized the use of up to $100.0 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999 and as of September 30, 2001, the Company had repurchased approximately 7.0 million shares at a total cost of approximately $102.2 million.

4.       ACQUISITIONS AND DISPOSITIONS

         On September 14, 2001, the Company completed the acquisition of the assets of The Reporter, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania.

         On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing Inc, which is based in Hillsdale, New York. Total distribution of the two non-daily publications included in this purchase is approximately 26,000.

         On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group operations, which is based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of these 24 non-daily publications is approximately 340,000.

         On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. Total non-daily distribution of the 13 publications acquired is approximately 90,000.

         On January 31, 2001, the Company completed the sale of the assets of THE TIMES REPORTER, Dover/New Philadelphia (including Midwest Offset, one of the Company's commercial printing companies), and THE INDEPENDENT, Massillon, Ohio and reported a pretax gain of $32.2 million on the sale ($42.1 million gain after-tax).

         On October 24, 2000, the Company sold the assets of its Alton, Illinois newspaper, THE TELEGRAPH and reported a pretax gain of $39.6 million on the sale ($24.6 million gain after-tax).

         On August 10, 2000, the Company completed its sale of the assets of the Suburban Newspapers of Greater St. Louis and all of the issued and outstanding capital stock of the Ladue News, Inc. to Pulitzer Inc. for $165.0 million in cash, plus working capital. The Company reported a pretax gain of $141.1 million ($88.4 million gain after tax).

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

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


From time to time the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.


         IRPAs as of September 30, 2001 included swap agreements with a notional principal amount of $250.0 million, which expire as follows:

                  DATE                                  ($ IN THOUSANDS)
                  ----                                  ----------------
                  January 29, 2002                           $  75,000
                  October 29, 2002                           $ 175,000

         The debt obligations hedged by the IRPAs bear interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs, the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. The IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at September 30, 2001 are approximately 5.85%. The Company has designated its current IRPAs to be cash flow hedges.

         Upon adoption of SFAS 133, the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (OCI). On January 1, 2001, the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and thirty-nine week periods ending September 30, 2001. For the thirteen and thirty-nine week periods ended September 30, 2001, the IRPAs resulted in a realized pretax charge of $1,231,000 and $1,610,000 respectively, that has been reported as a component of interest expense. The total after-tax deferred loss reported in OCI is approximately $4.5 million (net of $2.9 million of deferred taxes).


                                                              Other Comprehensive Income (loss)
                                                                   ($ in thousands)
                                                    ------------------------------------------------
                                                                      TAX ON
                                                       PRETAX          INCOME             NET
                                                    -------------  ----------------  ---------------

January 1, 2001 transition adjustment               $    199       $    (79)         $    120
Amount reclassified to income during the period         (129)            51               (78)
Change in fair market value                           (4,208)          1,663           (2,545)
                                                    -------------  ----------------  ---------------
Balance as of April 1, 2001                           (4,138)          1,635           (2,503)

Amount reclassified to income during the period          508            (199)             309
Change in fair market value                           (1,245)            472             (773)
                                                    -------------  ----------------  ---------------
Balance as of July 1, 2001                            (4,875)          1,908           (2,967)

Amount reclassified to income during the period        1,231            (487)             744
Change in fair market value                           (3,803)          1,506           (2,297)
                                                    -------------  ----------------  ---------------
Balance as of September 30, 2001                    $ (7,447)      $   2,927         $ (4,520)
                                                    =============  ================  ===============

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         On July 25, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum). The amortization provisions of SFAS 142 currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 in its fiscal year beginning after December 15, 2001. The Company is currently assessing the impact of these accounting pronouncements.


7.       SUBSEQUENT EVENT

         On October 25, 2001, the Company completed the acquisition of THE LITCHFIELD COUNTY TIMES, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 15,000. The acquisition also includes three lifestyle magazines serving Connecticut and New York, with total monthly distribution of approximately 90,000.

                            JOURNAL REGISTER COMPANY
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

GENERAL

         The Company publishes primarily daily and non-daily newspapers in the United States. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

         As of September 30, 2001, the Company owned and operated 23 daily newspapers and 197 non-daily publications strategically clustered in six geographic areas: Connecticut; Philadelphia and its surrounding areas; Greater Cleveland Area of Ohio; central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of September 30, 2001, the Company had total paid daily circulation of approximately 580,000 and total non-daily publication distribution of approximately 3.3 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From September 1993 through September 30, 2001, the Company successfully completed 21 strategic acquisitions, acquiring 14 daily newspapers, 165 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications and a third which is a premium quality sheet-fed printing company.

         The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000 and two daily newspapers and a commercial printing operation in the south central part of Ohio in January of 2001. These sales resulted in a strategic repositioning in six geographic clusters. Proceeds from the sales were used to reduce the Company's outstanding debt, purchase treasury shares, make strategic acquisitions and for general corporate purposes.

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

         In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make JOURNALREGISTER.COM Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its web sites the local information portals for their markets. The Company currently operates 133 individual Web sites featuring the Company's daily newspapers and non-daily publications.

                            JOURNAL REGISTER COMPANY
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 24, 2000

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A PRO FORMA BASIS WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000, THE OHIO NEWSPAPERS SOLD IN JANUARY 2001, AND THE COMPANY'S ACQUISITIONS COMPLETED IN 2001.

         SUMMARY. Net income for the quarter ended September 30, 2001 was $8.9 million, or $0.21 per diluted share, versus $108.1 million, or $2.37 per diluted share, for the quarter ended September 24, 2000. Excluding the results of dispositions, the gain on sale in the third quarter 2000 and the reversal of certain tax accruals in both the 2000 and 2001 third quarters, net income was $7.0 million, or $0.17 per diluted share, for the quarter ended September 30, 2001 versus $10.7 million, or $0.23 per diluted share, for the quarter ended September 24, 2000.

         REVENUES. Revenues decreased $15.3 million, or 13.6%, to $97.6 million mainly due to the sale of the St. Louis and Ohio properties.

         PRO FORMA REVENUES. Pro forma revenues decreased $7.1 million, or 7.2%, to $91.8 million primarily due to a decrease of 8.4% in pro forma advertising revenues. Such decrease is principally due to soft classified employment and retail advertising.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 37.1% of the Company's revenues in the quarter ended September 30, 2001, as compared to 33.4% in the quarter ended September 24, 2000. Salaries and employee benefits decreased $1.5 million, or 3.9%, in the quarter ended September 30, 2001 to $36.3 million principally due to the sale of the St. Louis and Ohio newspaper properties offset partially by acquisitions.

         NEWSPRINT, INK AND PRINTING CHARGES. In the quarter ended September 30, 2001, newsprint, ink and printing charges were 9.9% of the Company's revenues, as compared to 10.5% in the quarter ended September 24, 2000. Newsprint, ink and printing charges in the quarter ended September 30, 2001 decreased approximately $2.2 million, or 18.8%, as compared to the quarter ended September 24, 2000, principally due to the sale of the St. Louis and Ohio newspaper properties.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 12.2% and 10.1% of the Company's revenues in the quarters ended September 30, 2001 and September 24, 2000, respectively. Selling, general and administrative expenses in the quarter ended September 30, 2001 increased $537,000, or 4.7%, to $11.9 million primarily related to the impact of acquisitions and increased revenue related promotions partially offset by the impact of the sales of the St. Louis and Ohio newspaper properties.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.8% of the Company's revenues in the quarter ended September 30, 2001 as compared to 6.1% in the quarter ended September 24, 2000. Depreciation and amortization expenses in the quarter ended September 30, 2001 decreased $259,000, or 3.8%, to $6.6 million due to the sale of the St. Louis and Ohio newspaper properties. Amortization of goodwill in the quarter ended September 30, 2001 was approximately $3.2 million.

         OTHER EXPENSES. Other expenses were 13.9% and 12.3% of the Company's revenues in the quarters ended September 30, 2001 and September 24, 2000, respectively. Other expenses decreased $344,000, or 2.5%, to $13.6 million in the quarter ended September 30, 2001. On a pro forma basis, other expenses increased $542,000, or 4.5%, to $12.7 million, primarily due to revenue related promotions.

         OPERATING INCOME. Operating income was $19.6 million for the quarter ended September 30, 2001 as compared to $31.1 million in the quarter ended September 24, 2000. On a pro forma basis, operating income was $19.3 million for the quarter ended September 30, 2001 as compared to $27.4 million in the quarter ended September 24, 2000.

                            JOURNAL REGISTER COMPANY
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $4.6 million, or 38.2%, in the quarter ended September 30, 2001 as compared to the quarter ended September 24, 2000 principally due to a reduction in average debt outstanding and lower interest rates.

         GAIN ON THE SALE OF NEWSPAPER PROPERTIES. On August 10, 2000, the Company completed its sale of the assets of the Suburban Newspapers of Greater St. Louis and all of the issued and outstanding capital stock of The Ladue News, Inc. (collectively, the "St. Louis" property) and reported a pre-tax gain of $141.1 million ($88.4 million gain after-tax) on the sale.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate excluding the tax reported on the gain on the sale of the Company's St. Louis property and reversals of certain tax accruals which were determined to no longer be required was 39.7% and 37.6% for the quarters ended September 30, 2001 and September 24, 2000, respectively.

         EQUITY INTEREST. The non-cash loss recorded in connection with the Company's investment accounted for under the equity method of accounting was $329,000 for the quarter ended September 30, 2001 as compared to a non-cash loss of $301,000 in the prior year period.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 24, 2000

         FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A PRO FORMA BASIS WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000, THE OHIO NEWSPAPERS SOLD IN JANUARY 2001, AND THE COMPANY'S ACQUISITIONS COMPLETED IN 2001.

         SUMMARY. Net income for the period ended September 30, 2001 was $68.7 million, or $1.60 per diluted share, versus $130.8 million, or $2.88 per diluted share, for the period ended September 24, 2000. Excluding the results of dispositions, the gains on sales in the first quarter 2001 and third quarter 2000 and the reversal of certain tax accruals in both the 2000 and 2001 third quarters, net income was $24.8 million, or $0.58 per diluted share, for the period ended September 30, 2001 versus $32.0 million, or $0.70 per diluted share, for the period ended September 24, 2000.

         REVENUES. Revenues decreased $59.0 million, or 16.8%, to $291.3 million mainly due to the sale of the St. Louis and Ohio properties.

         PRO FORMA REVENUES. Pro forma revenues decreased $13.7 million, or 4.7%, to $281.0 million primarily due to a decrease in pro forma advertising revenues of $12.4 or 5.8%. Such decrease is principally due to soft classified employment and retail advertising.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 35.6% of the Company's revenues in the period ended September 30, 2001, as compared to 33.5% in the period ended September 24, 2000. Salaries and employee benefits decreased $13.6 million, or 11.6%, in the period ended September 30, 2001 to $103.7 million principally due to the sale of the St. Louis and Ohio newspaper properties.

                            JOURNAL REGISTER COMPANY
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

         NEWSPRINT, INK AND PRINTING CHARGES. In the period ended September 30, 2001, newsprint, ink and printing charges were 9.9% of the Company's revenues, as compared to 10.2% in the period ended September 24, 2000. Newsprint, ink and printing charges in the period ended September 30, 2001 decreased approximately $6.9 million, or 19.3%, as compared to the period ended September 24, 2000, principally due to the sale of the St. Louis and Ohio newspaper properties. On a pro forma basis, newsprint expense at the Company's newspaper operations increased approximately 7% due to higher average prices of 16%, partially offset by an 8% reduction in consumption.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 11.6% and 10.2% of the Company's revenues in the period ended September 30, 2001 and September 24, 2000, respectively. Selling, general and administrative expenses in the period ended September 30, 2001 decreased $1.7 million, or 4.9%, to $33.8 million. On a pro forma basis, selling, general and administrative expenses increased $2.9 million, or 9.7%, to $32.4 million, primarily due to revenue related promotional expenditures.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.7% of the Company's revenues in the period ended September 30, 2001 as compared to 6.0% in the period ended September 24, 2000. Depreciation and amortization expenses in the period ended September 30, 2001 decreased $1.4 million, or 6.8%, to $19.6 million mainly due to the sale of the St. Louis and Ohio properties. Amortization of goodwill in the period ended September 30, 2001 was approximately $9.2 million.

         OTHER EXPENSES. Other expenses were 13.6% and 12.6% of the Company's revenues in the period ended September 30, 2001 and September 24, 2000, respectively. Other expenses decreased $4.6 million, or 10.4%, to $39.6 million for the period ended September 30, 2001. On a pro forma basis, other expenses increased $1.3 million, or 3.5%, to $38.0 million primarily due to revenue related promotion expenses.

         OPERATING INCOME. Operating income was $65.7 million for the period ended September 30, 2001 as compared to $96.4 million for the period ended September 24, 2000. On a pro forma basis, operating income was $64.9 million for the period ended September 30, 2001 as compared to $82.8 million for the period ended September 24, 2000.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $14.9 million or 38.9% in the period ended September 30, 2001 as compared to the period ended September 24, 2000 due to a reduction in average debt outstanding and lower interest rates.

         GAIN ON THE SALE OF NEWSPAPER PROPERTIES. On January 31, 2001, the Company completed the sale of the assets of The Times Reporter, Dover/New Philadelphia (including Midwest Offset, one of the Company's commercial printing companies), and The Independent, Massillon, Ohio and reported a pretax gain of $32.2 million ($42.1 million gain after-tax). On August 10, 2000, the Company completed its sale of the assets of its St. Louis property and reported a pre-tax gain of $141.1 million ($88.4 million gain after-tax) on the sale.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate excluding the tax reported on the gains on the sales of the Company's disposed properties and reversals of certain tax accruals which were determined to no longer be required was 39.3% for the period ended September 30, 2001 compared to 38.9% for the period ended September 24, 2000.

         EQUITY INTEREST. The non-cash loss from the Company's investment accounted for under the equity method of accounting was $989,000 for the period ended September 30, 2001 as compared to a non-cash loss of $1.1 million in the prior year.

                            JOURNAL REGISTER COMPANY
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities for the thirty-nine week period ended September 30, 2001 was $44.6 million as compared to $54.0 million for the period ended September 24, 2000. Cash used by other operating activities in the year to date period ended September 30, 2001 principally consisted of income tax payments made during the period.

          CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $37.5 million for the thirty-nine week period ended September 30, 2001 as compared to cash provided by investing activities of $157.4 million for the period ended September 24, 2000. Investments in property, plant and equipment and the acquisition of additional newspaper properties in the current period were partially off set by proceeds from the sale of the Company's Dover/New Philadelphia and Massillon properties.

         The Company began the construction of its new Philadelphia printing facility in 2000. As of September 30, 2001, approximately $27.7 million of expenditures were made in connection with the facility, excluding capitalized interest. The total cost of the project, which is expected to be completed in the fourth quarter of 2001, is currently estimated to be $35.4 million, excluding capitalized interest. The Company expects to fund this construction project with cash flows from operations and borrowings under its revolving credit facility.

         The Company's estimated capital spending program (excluding future acquisitions and the Philadelphia printing facility) for 2001 is approximately $12 million. This includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment and vehicles. The 2001 capital budget also includes approximately $23 million of capital expenditures associated with the Philadelphia plant, excluding capitalized interest. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $13.5 million in the thirty-nine week period ended September 30, 2001 as compared to net cash used in financing activities of $213.4 million in the thirty-nine week period ended September 24, 2000. The 2001 activity reflects the use of approximately $54.0 million in connection with the Company's stock repurchase program, partially offset by approximately $40.4 million net of borrowings under the senior debt facility.

           On July 15, 1998, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by J.P. Morgan Chase & Co. as administrative agent for the lenders thereunder. The Credit Agreement provided for $500.0 million in term loans and a $400.0 million revolving credit facility. The term loans expire on March 31, 2006 and September 30, 2006, and the revolving credit facility expires on March 31, 2006.

                            JOURNAL REGISTER COMPANY
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

         The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500.0 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement. Under the terms of the Company's Credit Agreement net proceeds, as defined in the credit agreement, from the sale of newspaper properties which are not reinvested within 365 days must be used to prepay debt. Accordingly, the Company's excess borrowing capacity will be reduced in the fourth quarter of 2001 by approximately $18 million in connection with the Company's October 2000 asset sale. Additionally, the Company's excess borrowing capacity may be reduced in the first quarter of 2002 by approximately $30 million in connection with the Company's January 2001 asset sale if the net proceeds from this sale are not reinvested by that time.

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

         In accordance with the terms of its Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. From time to time the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. IRPAs as of September 30, 2001 included swap agreements with an aggregate notional principal amount of $250.0 million, which expire as follows:

                  DATE                               ($ IN THOUSANDS)
                  ----                               ----------------
                  January 29, 2002                       $ 75,000
                  October 29, 2002                       $175,000

         The debt obligations hedged by the IRPAs bare interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. The IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at September 30, 2001 are approximately 5.85%.

         Upon adoption of SFAS 133 the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (OCI). On January 1, 2001 the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the nine-month period ending September 30, 2001. For the thirteen and thirty-nine week periods ended September 30, 2001, the IRPAs resulted in a realized pretax charge of $1,231,000 and $1,610,000, respectively, which have been reported as a component of interest expense in the respective periods. The total deferred loss reported in OCI as of September 30, 2001 was approximately $4.5 million (net of $2.9 million of deferred taxes).

         For the thirty-nine week period ended September 30, 2001, the Company's weighted-average effective interest rate on its outstanding debt balance was approximately 6.5%. The 6.5% takes into account the impact of the interest rate protection agreements in effect during the period.

         As of September 30, 2001, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $535.0 million, of which $125.2 million was outstanding under the Revolving Credit Facility. There were $225.3 million of unused and available funds under the Revolving Credit Facility at September 30, 2001.

                            JOURNAL REGISTER COMPANY
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

         At September 30, 2001, the Company had in effect interest rate protection agreements for an aggregate notional amount of $250 million. Assuming a 10% increase or reduction in interest rates the annual impact on the Company's pre-tax earnings would be approximately $1.3 million.

                           PART II. OTHER INFORMATION


ITEMS 1-6.

           None.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date: November 14, 2001               JOURNAL REGISTER COMPANY


                                               By: /s/  Jean B. Clifton
                                                  ------------------------------
                                                     Jean B. Clifton
                                                 Executive Vice President,
                                                Chief Financial Officer
                                                     and Secretary
                                              (signing on behalf of the
                                               registrant and as principal
                                                    financial officer)