Form 10-K
period 2001-12-30
JOURNAL REGISTER CO
filed 2002-03-28
CIK 1035815

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 30, 2001

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

                                                           NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED

        Common Stock, par value                               New York Stock
        $0.01 per share                                          Exchange

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2002, was approximately $684,511,028.

    As of March 27, 2002, 41,541,448 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

    DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002.

================================================================================

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


        STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE PLANS AND OBJECTIVES OF THE COMPANY FOR FUTURE OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IN ADDITION, THE WORDS "ANTICIPATES," "PROJECTS," "PLANS," "INTENDS," "ESTIMATES," "EXPECTS," "MAY," "BELIEVES" AND SIMILAR WORDS ARE INTENDED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS, EXCEPT AS REQUIRED BY LAW. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THE UNAVAILABILITY OR A MATERIAL INCREASE IN THE PRICE OF NEWSPRINT, THE SUCCESS OF THE COMPANY'S ACQUISITION STRATEGY, DISPOSITIONS, THE ABILITY OF THE COMPANY TO ACHIEVE COST REDUCTIONS AND INTEGRATE ACQUISITIONS, COMPETITIVE PRESSURES AND GENERAL OR REGIONAL ECONOMIC CONDITIONS AND ADVERTISING TRENDS, AMONG OTHER THINGS. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE." THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY FUTURE REVISIONS IT MAY MAKE TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        Journal Register Company (the "Company") is a leading U.S. newspaper publisher with total paid daily circulation of approximately 561,000 and total non-daily distribution of approximately 3.4 million, as of December 30, 2001. As of December 30, 2001, the Company owned and operated 23 daily newspapers and 206 non-daily publications strategically clustered in six geographic areas:
Connecticut, Greater Philadelphia, Greater Cleveland Area of Ohio, Central New England, and the Capital-Saratoga and Mid-Hudson regions of New York. Journal Register Company maintains 133 Web sites, which represent its various newspapers and magazines. The Company's newspapers are characterized by an intense focus on the coverage of local news and local sports and offer compelling graphic design in colorful, reader-friendly packages.

      From September 1993 through December 2001, the Company successfully completed 22 strategic acquisitions, acquiring 14 daily newspapers, 174 non-daily publications and three commercial printing companies; and two dispositions.

      In 2001, the Company completed five acquisitions. On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. This acquisition included 13 publications with non-daily distribution of approximately 90,000. On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group operations, which is based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of the 24 non-daily publications acquired from Metroweek Corporation is approximately 283,000. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Total distribution of the two non-daily publications included in this purchase is approximately 26,000. On September 14, 2001, the Company completed the acquisition of the assets of THE REPORTER, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On October 25, 2001, the Company completed the acquisition of THE LITCHFIELD COUNTY TIMES, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 15,000. The acquisition also included three lifestyle magazines serving Connecticut and New York, with total monthly distribution of approximately 90,000.

        In February of 2000, the Company announced its intention to sell a few of its operations in the Midwest in order to achieve a strategic repositioning in six geographic clusters and a reduction in the Company's leverage. The Company sold certain of its operations in the greater St. Louis area in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the south central part of Ohio on January 31, 2001. This sales process was completed on January 31, 2001. The proceeds from these sales were used to reduce the Company's outstanding debt, purchase treasury shares and for strategic acquisitions.

        In December 2001, the Company commenced operations at its newly constructed production facility, Journal Register Offset, located in Exton, Pennsylvania. The plant will ultimately produce five daily and approximately thirty non-daily Company publications. The Company expects to achieve additional cost savings and improved product quality as production of these publications is phased in during 2002.

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

        The Company's revenues are derived from advertising (73.0% of 2001 revenues), paid circulation, including single copy sales and subscription sales (22.2% of 2001 revenues), and commercial printing and other (4.8% of 2001 revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, local content and creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profits than subscription sales, as single copy sales generally have higher per unit prices and lower associated distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company's management believes that as a result of these strategies its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

        The Company's advertising revenues in 2001 were derived primarily from a broad group of local retailers (approximately 53.7%) and classified advertisers (approximately 40.9%). No single advertiser accounted for more than 1% of the Company's total 2001 revenues. The Company's management believes that because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

        Substantially all of the Company's operations relate to newspaper publishing. In addition to its daily newspapers and non-daily publications, the Company owns other businesses that complement and enhance its publishing operations, which, as of December 30, 2001, consisted of three commercial printing operations.

OVERVIEW OF OPERATIONS

        The Company's operations are clustered in six geographic areas:

        CONNECTICUT. In Connecticut, the Company owns the NEW HAVEN REGISTER, a small metropolitan daily newspaper with daily circulation of nearly 100,000 and Sunday circulation of approximately 106,000, four suburban daily newspapers, 70 non-daily publications and one commercial printing company. The suburban daily newspapers in the Connecticut cluster are THE HERALD (New Britain), THE BRISTOL PRESS, THE REGISTER CITIZEN (Torrington) and THE MIDDLETOWN PRESS. The five daily newspapers have aggregate daily and Sunday circulation of approximately 150,000 and 152,000, respectively. The 70 suburban and community non-daily publications have aggregate distribution of approximately 1.6 million. Included in the non-daily publications is CONNECTICUT MAGAZINE, the state's premier lifestyle magazine that was acquired in September 1999. Combined, the Company's Connecticut daily newspapers and non-daily publications serve a statewide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) through Hartford and its suburban areas to the greater New Haven area; and the Connecticut shoreline from New Haven northeast to New London.

        The following table sets forth information regarding the Company's publications in Connecticut:

                                        Year         Year                       Daily           Sunday        Non-Daily
Publication                         Originated(1) Acquired   Location       Circulation(2)  Circulation(2)  Distribution(3)
-----------                         ------------- --------   --------       --------------  --------------  ---------------
NEW HAVEN REGISTER...............        1755       1989    New Haven             99,043          105,974
THE HERALD.......................        1881       1995    New Britain           17,478           35,954
THE BRISTOL PRESS................        1871       1994    Bristol               12,835
THE REGISTER CITIZEN.............        1889       1993    Torrington            10,839           10,060
THE MIDDLETOWN PRESS.............        1884       1995    Middletown             9,803
Imprint Newspapers
   12 publications...............        1880       1995    Bristol                                               97,378
Shore Line Newspapers
   13 publications...............        1877       1995    Guilford                                             146,330
Elm City Newspapers
    9 publications...............        1931       1995    Milford                                               91,711
Minuteman Newspapers
    2 publications...............        1993       1998    Westport                                              37,121
Housatonic Publications
    9 publications...............        1825       1998    New Milford                                           57,211
Litchfield County Times Group
    4 publications...............        1981       2001    New Milford                                          111,856
CONNECTICUT'S COUNTY KIDS
    2 publications...............        1989       1996    Westport                                              40,200
FOOTHILLS TRADER
    3 publications...............        1965       1995    Torrington                                            49,934
CONNECTICUT MAGAZINE
    2 publications...............        1938       1999    Trumbull                                             686,271
Gamer Publications
    3 publications...............        1981       1995    Bristol                                               57,250
EAST HARTFORD GAZETTE............        1885       1995    East Hartford                                         17,950
HOMEFINDER.......................        1976       1995    New Britain                                           17,503
THOMASTON EXPRESS................        1874       1994    Thomaston                                              1,514

Total Market Coverage
    ("TMC") (8 publications).....                                                                                213,967
                                                                                 -------          -------     ----------
TOTALS...........................                                                149,998          151,988      1,626,196
                                                                                 =======          =======     ==========

-------------------

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages according to Audit Bureau of Circulations ("ABC") most recently released Audit Report.

(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects average distribution for December 2001,except for Housatonic Publications and Minuteman Newspapers, which reflect Certified Audit of Circulations ("CAC") audit results for the 12 month period ended June 30, 2001, and CONNECTICUT MAGAZINE. CONNECTICUT MAGAZINE'S non-daily distribution includes 600,000 for the Connecticut Vacation Guide, which is published for the Connecticut Department of Tourism. CONNECTICUT MAGAZINE reflects average circulation based upon the ABC Publisher's Statement Report for the six month periods ended June 30, 2001 and December 31, 2001.

        The NEW HAVEN REGISTER is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The NEW HAVEN REGISTER serves a primary circulation area comprised of the majority of New Haven County and portions of Fairfield, Middlesex and New London counties. This area (including the portions of Fairfield County, which are served by related non-daily publications) has a population of 797,400 and had population growth of approximately 15% from 1980 to 2001. This area has average household income of $75,900, which is 21% above the national average and a retail environment comprised of approximately 6,900 stores. The NEW HAVEN REGISTER'S primary circulation area is home to a number of large and well-established institutions, including Yale University and Yale-New Haven Hospital. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only two locally licensed television stations (which serve a statewide, rather than a local audience). The radio market in New Haven is also fragmented. Consequently, the Company's management believes that the NEW HAVEN REGISTER is a very powerful local news and advertising franchise for the greater New Haven area.

        On October 25, 2001, the Company added to its Connecticut cluster with the acquisition of THE LITCHFIELD COUNTY TIMES, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 15,000. The acquisition also included three lifestyle magazines serving Connecticut and New York, with total monthly distribution of approximately 90,000. These publications cover Litchfield and Fairfield counties in Connecticut and Westchester County, New York.

        THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS serve contiguous areas between New Haven and Hartford. THE BRISTOL PRESS serves an area that has a population of 332,300 and had population growth of approximately 7% from 1980 to 2001. THE BRISTOL PRESS' market area has average household income of $85,800, which is 37% above the national average. THE MIDDLETOWN PRESS serves an area that has a population of 104,400 and had population growth of approximately 23% from 1980 to 2001. The area THE MIDDLETOWN PRESS serves has average household income of $71,700, which is 15% above the national average. THE HERALD serves an area that has a population of 108,400, and had population growth of approximately 5% from 1980 to 2001. THE HERALD'S market area has average household income of $57,100. THE REGISTER CITIZEN serves an area that has a population of 249,900 and had population growth of approximately 14% from 1980 to 2001. THE REGISTER CITIZEN'S market area has average household income of $80,900, which is 29% above the national average.

        The Company's Connecticut publications benefit from cross-selling of advertising, as well as from newsgathering, production and back office synergies. For example, the NEW HAVEN REGISTER gathers statewide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system and THE HERALD and THE MIDDLETOWN PRESS are printed at one facility, as are THE REGISTER CITIZEN and THE BRISTOL PRESS. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS, the Company launched a combined Sunday newspaper, THE HERALD PRESS, which serves the readers of these three daily newspapers with three zoned editions and has a Sunday circulation of approximately 36,000 as of the September 30, 2000, according to the ABC Audit Report.

        GREATER PHILADELPHIA. The suburban Philadelphia area is one of the fastest growing affluent communities in Pennsylvania. Since 1990, the population of the areas covered by the Company's Greater Philadelphia Cluster has increased approximately 9.8%, while average household income has increased approximately 65%. The Company's management believes this area will continue this growth pattern. On September 14, 2001, the Company completed the acquisition of the assets of THE REPORTER, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group operations, which is based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of the 24 non-daily publications acquired from Metroweek Corporation was approximately 340,000. On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. Total non-daily distribution of the 13 publications acquired from Chesapeake Publishing Corporation is approximately 90,000.

        The Company owns seven daily newspapers and 90 non-daily publications serving areas surrounding Philadelphia, Pennsylvania. These publications include, in Pennsylvania, the DAILY LOCAL NEWS (West Chester), THE TIMES HERALD (Norristown), THE PHOENIX (Phoenixville), the DELAWARE COUNTY DAILY AND SUNDAY TIMES (Primos), THE MERCURY (Pottstown), a group of non-daily newspapers, including the MAIN LINE TIMES, serving Philadelphia's affluent Main Line; the NEWS OF DELAWARE COUNTY, one of the largest audited community newspapers in the United States; Town Talk Newspapers (Media); the Penny Pincher Shoppers (Pottstown) and a group of 18 weekly newspapers, the InterCounty Newspaper Group, serving suburban Philadelphia and central and southern New Jersey. Also, in New Jersey, the Company owns THE TRENTONIAN (Trenton, NJ), a daily newspaper operation. The Company also owns two commercial printing companies, acquired with InterCounty Newspapers in December 1997, one of which prints the 18 weekly InterCounty Newspaper Group newspapers and one of which is a premium quality sheet-fed printing operation, both in Pennsylvania. The seven Greater Philadelphia Cluster daily newspapers have aggregate daily and Sunday circulation of approximately 195,000 and 158,000, respectively. The Company aggregate non-daily distribution in its Greater Philadelphia Cluster is approximately one million.

        The following table sets forth information regarding the Company's publications in Greater Philadelphia:

                                    Year          Year                                 Daily           Sunday         Non-Daily
         Publication            Originated(1)   Acquired    Location               Circulation(2)  Circulation(2)   Distribution(3)
         -----------            -------------   --------    --------               --------------  --------------   ---------------
DELAWARE COUNTY DAILY AND
 SUNDAY TIMES                       1876          1998      Primos, PA                 48,392          44,992
DAILY LOCAL NEWS..........          1872          1986      West Chester, PA           29,355          29,838
THE MERCURY...............          1930          1998      Pottstown, PA              25,566          26,580
THE TIMES HERALD..........          1799          1993      Norristown, PA             20,835          17,754
THE REPORTER..............          1870          2001      Lansdale, PA               18,622
THE PHOENIX...............          1888          1986      Phoenixville, PA            3,697
THE TRENTONIAN............          1945          1985      Trenton, NJ                48,812          38,690
Montgomery Newspapers
   24 publications........          1872          2001      Ft. Washington, PA                                         282,889
InterCounty Newspaper
    Group
   18 publications........          1869         1997       Newtown, PA                                                 96,083
Chesapeake Publishing
   13 publications........          1869         2001       Kennett Square, PA                                          85,177
CHADDS FORD POST..........          2001         2001(4)    Chadds Ford, PA                                              4,117
Acme Newspapers
   4 publications.........          1930          1998      Ardmore, PA                                                 80,570
Penny Pincher Shoppers
   6 publications.........          1988          1998      Pottstown, PA                                               50,450
Town Talk Newspapers
   7 publications.........          1964          1998      Media & Ridley, PA                                          85,700
Suburban Publications
   3 publications.........          1885          1986      Wayne, PA                                                   32,429
LIL' BOOK.................          2001          2001(4)   Trenton, NJ                                                 40,000
REAL ESTATE TODAY.........          1978          1998      Pottstown, PA                                               34,900
TRI-COUNTY RECORD.........          1975          1986      Morgantown, PA                                              19,370

                                    Year          Year                                 Daily           Sunday         Non-Daily
         Publication            Originated(1)   Acquired    Location               Circulation(2)  Circulation(2)   Distribution(3)
         -----------            -------------   --------    --------               --------------  --------------   ---------------
THE HOMES MAGAZINE........          1988          1988(4)   West Chester, PA                                            19,355
CHESTER COUNTY KIDS.......          2001          2001(4)   West Chester, PA                                            18,000
THE VILLAGE NEWS..........          1980          1986      Downingtown, PA                                             18,000
TOWNSHIP VOICE............          1991          1991      Phoenixville, PA                                            15,000
THE TIMES RECORD..........          1980          1986      Kennett Square, PA                                           9,000
BLUE BELL JOURNAL.........          1999          1999(4)   Blue Bell, PA                                                5,200
TMC (5 publications)......                                                                                             106,020
                                                                                     --------        --------        ---------
TOTALS....................                                                            195,279         157,854        1,002,260
                                                                                     ========        ========        =========

---------------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages according to the most recently released ABC Audit
Report.

(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects average distribution for December 2001, with the following exceptions: Suburban Publications, which includes three publications, two of which, SUBURBAN ADVERTISER and KING OF PRUSSIA COURIER, reflect the CAC Publisher's Statements for the six months ended September 2000, and THE SUBURBAN & WAYNE TIMES which reflects the ABC audit for the 24-month period ended September 30, 1999; Acme Newspapers, which includes four publications, three of which (NEWS OF DELAWARE COUNTY, GERMANTOWN COURIER and MT. AIRY TIMES EXPRESS) reflect the CAC Newspaper Audit Report for the 12 months ended March 31, 2001, and MAIN LINE TIMES, which reflects the ABC Newspaper Audit Report for the 24 months ended September 30, 1999.

(4) Year presented represents the year the Company started the publication.

        The majority of the Company's Pennsylvania publications are located within a 30-mile radius of Philadelphia. The Company's newspapers serve geographic areas with highly desirable demographics. The DELAWARE COUNTY DAILY AND SUNDAY TIMES serves an area that has a population of 597,100 and had population growth of approximately 2% from 1980 to 2001. The DELAWARE COUNTY DAILY AND SUNDAY TIMES market area has average household income of $79,300, which is 27% above the national average. The DAILY LOCAL NEWS serves an area which has a population of 428,600 and had population growth of approximately 45% from 1980 to 2001. The DAILY LOCAL NEWS serves an area that has average household income of $96,000, which is 54% above the national average. THE MERCURY, located approximately 40 miles west of Philadelphia, serves an area that has a population of 477,200 and had population growth of approximately 29% from 1980 to 2001. The area THE MERCURY serves has average household income of $75,600, which is 21% above the national average. THE TIMES HERALD serves an area that has a population of 183,600 and had population growth of approximately 15% from 1980 to 2001. THE TIMES HERALD'S market area has average household income of $83,100, which is 33% above the national average. THE PHOENIX serves an area that has a population of 126,800 and had population growth of approximately 38% from 1980 to 2001. THE PHOENIX'S market area has average household income of $97,200, which is 55% above the national average. The Company's weekly newspaper group, Suburban Publications, which is located on the Main Line in suburban Philadelphia, serves an area that has a population of 338,600 and had population growth of approximately 25% from 1980 to 2001. The Suburban Publication's market area has average household income of $125,500, which is 101% above the national average. The MAIN LINE TIMES, the flagship of the Company's Acme Newspapers group, serves an area that has a population of 400,000 and had population growth of approximately 3% from 1980 to 2001. The MAIN LINE TIMES' market area, which is also on the Main Line, has average household income of $121,300, which is 94% above the national average. The majority of the Company's Pennsylvania properties are located within 20 miles of the area's largest retail complex, the King of Prussia Plaza and Court, which is the largest mall on the East Coast of the United States.

        THE TRENTONIAN is published in Trenton, the capital of New Jersey, which is located 35 miles north of Philadelphia and 65 miles south of New York City. THE TRENTONIAN serves an area that has a population of 288,700 and had population growth of approximately 8% from 1980 to 2001. This area has average household income of $73,500 which is 18% above the national average.

        As a result of the synergies in the Company's Greater Philadelphia Cluster, the Company has been able to cross-sell advertising into multiple publications. The nature of the cluster also allows for the implementation of significant cost savings programs. For example, in December 2001, the Company commenced operations at its new production facility, Journal Register Offset, located in Exton, Pennsylvania. This plant will produce five dailies: the DAILY LOCAL NEWS, THE MERCURY, THE TIMES HERALD, THE REPORTER and THE PHOENIX; and approximately thirty non-daily Company publications in the Company's Greater Philadelphia Cluster. In addition, the publications share certain newsgathering resources.

        GREATER CLEVELAND. On January 31, 2001, the Company completed the sale of the Dover-New Philadelphia and Massillon, Ohio operations, which had combined daily circulation of approximately 38,100 and Sunday circulation of approximately 37,600. The Company retained its award-winning Cleveland, Ohio area newspaper operations, THE NEWS-HERALD (Willoughby) and THE MORNING JOURNAL (Lorain). The aggregate daily and Sunday circulation of the Cleveland-area newspapers are approximately 82,000 and 97,000, respectively, excluding the newspapers sold on January 31, 2001.

        The following table sets forth information regarding the Company's publications in Greater Cleveland:

                                Year         Year                         Daily           Sunday         Non-Daily
        Publication         Originated(1)  Acquired     Location     Circulation(2)   Circulation (2)  Distribution(3)
        -----------         -------------  --------     --------     --------------   ---------------  ---------------
THE NEWS-HERALD.........        1878         1987        Willoughby      47,728           59,129

THE MORNING JOURNAL.....        1921         1987        Lorain          34,137           37,702

COUNTY KIDS                                              Willoughby
   2 publications.......        1997       1997(4)       & Lorain                                          38,660

TMC (2 publications)....                                                                                   74,473
                                                                         ------          -------          -------
TOTALS..................                                                 81,865           96,831          113,133
                                                                         ======           ======          =======

--------------------

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Report.

(3) Non-daily distribution is solely free distribution and reflects average distribution for December 2001.

(4)   Year presented represents the year the Company started the publication.

        THE NEWS-HERALD and THE MORNING JOURNAL serve areas located directly east and west of Cleveland, respectively. THE NEWS-HERALD, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga counties, two of Ohio's five most affluent counties. Lake and Geauga counties have populations of 228,400 and 91,800, respectively, and had population growth of approximately 8% and 32%, respectively, from 1980 to 2001. Lake and Geauga counties have average household incomes of $67,400 and $92,400, respectively. THE MORNING JOURNAL serves an area that has a population of 150,800 and had population growth of approximately 3% from 1980 to 2001, and has average household income of $59,700. The Company's management believes that THE NEWS-HERALD and THE MORNING JOURNAL compete effectively with Cleveland's major metropolitan newspaper due to the focus on coverage of local news and local sports. The Greater Cleveland Cluster benefits from a variety of synergistic opportunities, including the cross-selling of advertising and editorial coverage.

        CENTRAL NEW ENGLAND. The Company owns five daily and 22 non-daily publications in the central New England area. The Company's publications in this cluster include THE HERALD NEWS (Fall River, MA), the TAUNTON DAILY GAZETTE (Taunton, MA), THE CALL (Woonsocket, RI), THE TIMES (Pawtucket, RI), the KENT COUNTY DAILY TIMES (West Warwick, RI), acquired August 13, 1999, and two groups of weekly newspapers serving southern Rhode Island, including South County. The five daily newspapers have aggregate daily circulation of approximately 72,000 and aggregate Sunday circulation of approximately 54,000. The non-daily publications in this cluster have total distribution of approximately 264,000.

        The following table sets forth information regarding the Company's publications in Central New England:

                                   Year          Year                               Daily           Sunday         Non-Daily
         Publication           Originated(1)   Acquired   Location             Circulation(2)   Circulation(2)  Distribution(3)
         -----------           -------------   --------   --------             --------------   --------------  ---------------
THE HERALD NEWS...........         1872          1985     Fall River, MA           23,507           25,912
TAUNTON DAILY GAZETTE.....         1848          1996     Taunton, MA              12,906           12,348
THE CALL..................         1892          1984     Woonsocket, RI           15,876           16,025
THE TIMES.................         1885          1984     Pawtucket, RI            15,172
KENT COUNTY DAILY TIMES            1892          1999     West Warwick, RI          4,761
Southern Rhode Island
   Newspapers
   8 publications.........         1854          1995     Wakefield, RI                                              39,922
Hometown Newspapers
   6 publications.........         1969          1999     West Warwick, RI                                           46,411
                                                          Fall River, MA,
COUNTY KIDS                                               Taunton, MA &
   3 publications.........         1997          1997(4)  Pawtucket, RI                                              51,287
                                                          Pawtucket &
NEIGHBORS.................         1999          1999(4)  Woonsocket, RI                                             19,000
TMC (4 publications)......                                                                                          107,525
                                                                                  -------          -------         --------
TOTALS....................                                                         72,222           54,285          264,145
                                                                                  =======          =======         ========

----------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages according to the most recently released ABC Audit
    Report.

(3) Non-daily distribution reflects average distribution for December 2001, with the exception of THE COVENTRY COURIER, THE EAST GREENWICH PENDULUM, THE NARRAGANSETT TIMES, THE STANDARD TIMES, AND THE CHARIHO TIMES (all Southern Rhode Island Newspapers) which reflect the CAC Audit Report for the 12 month period ended June 30, 2001.

(4) Year presented represents the year the Company started the publication.

        THE HERALD NEWS and the TAUNTON DAILY GAZETTE are situated 14 miles apart. Each is approximately 40 miles south of Boston, Massachusetts and 25 miles east of Providence, Rhode Island. The region's second largest shopping mall, located in Taunton, contains one million square feet of retail space and approximately 150 stores. THE HERALD NEWS serves an area that has a population of 167,500, and had population growth of approximately 3% from 1980 to 2001. THE HERALD NEWS' market area has average household income of $50,300. The TAUNTON DAILY GAZETTE serves an area that has a population of 137,100 and had population growth of approximately 32% from 1980 to 2001. The TAUNTON DAILY GAZETTE'S market area has average household income of $61,500. THE CALL serves an area that has a population of 186,800 and had population growth of approximately 15% from 1980 to 2001. THE CALL'S market area has average household income of $64,200, which is 3% above the national average. THE TIMES serves an area that has a population of 196,800 and had population growth of approximately 12% from 1980 to 2001. THE TIMES' market area has average household income of $54,100. Southern Rhode Island Newspapers serve an area that has a population of 162,500 and had population growth of approximately 33% from 1980 to 2001. The Southern Rhode Island Newspaper market area has average household income of $70,500, which is 13% above the national average.

        No local television stations exist in the communities served by the Company's Central New England newspapers. Further, the Company believes that its Central New England properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Central New England newspapers benefit from advertising cross-selling, as well as significant production and editorial synergies. For example, THE TIMES, THE CALL, and the KENT COUNTY DAILY TIMES are printed at the same facility, as are the TAUNTON DAILY GAZETTE and THE HERALD NEWS. Southern Rhode Island Newspapers are printed at the Company's NEW HAVEN REGISTER facility.

        CAPITAL-SARATOGA REGION OF NEW YORK. The Company owns three daily and five non-daily publications in the Capital-Saratoga Region of New York. The Company's publications in this cluster include THE RECORD (Troy), THE SARATOGIAN (Saratoga Springs), the weekly COMMUNITY NEWS, serving Clifton Park, and THE ONEIDA DAILY DISPATCH. The daily newspapers have aggregate daily circulation of approximately 40,000 and aggregate Sunday circulation of approximately 36,000. The non-daily publications in this cluster have total distribution of approximately 87,000.

        The following table sets forth information regarding the Company's publications in the Capital-Saratoga Region of New York:

                                    Year          Year                          Daily           Sunday         Non-Daily
         Publication           Originated(1)    Acquired   Location        Circulation(2)   Circulation(2)  Distribution(3)
         -----------           -------------    --------   --------        --------------   --------------  ---------------

THE RECORD................          1896          1987     Troy                21,912           23,433
THE SARATOGIAN............          1855          1998     Saratoga            10,856           12,696
                                                             Springs
THE ONEIDA DAILY
   DISPATCH ..............          1850          1998     Oneida               7,252

Oneida-Chittenango
  Pennysavers
  2 publications..........          1957          1998     Oneida                                                23,085

COMMUNITY NEWS............          1969          1998     Clifton Park                                          27,622
TMC (2 publications)......                                                                                       35,830
                                                                                ------           ------          ------
TOTALS....................                                                      40,020           36,129          86,537
                                                                                ======           ======          ======

---------------

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages according to the most recently released ABC Audit
    Report.

(3) Non-daily distribution includes both paid and free distribution and reflects average distribution for December 2001.

        THE RECORD and THE SARATOGIAN are situated approximately 26 miles apart. THE RECORD serves an area that has a population of 177,900, which has remained substantially unchanged since 1980. THE RECORD'S market has average household income of $50,000. THE SARATOGIAN serves an area that has a population of 209,300 and had population growth of approximately 24% from 1980 to 2001. THE SARATOGIAN'S market area has average household income of $59,900. THE ONEIDA DAILY DISPATCH serves an area that has a population of 72,700, which has remained substantially unchanged since 1980. THE ONEIDA DAILY DISPATCH'S market area has average household income of $51,700. No local television stations exist in the communities which the Company's Capital-Saratoga Region newspapers serve. Further, the Company believes that its Capital-Saratoga Region properties benefit from fragmented local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS benefit from significant cross-selling of advertising. These newspapers also benefit from significant production and news gathering synergies. THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS are printed at the Company's plant in Troy, taking advantage of that plant's excess capacity and achieving significant cost efficiencies.

        MID-HUDSON REGION OF NEW YORK. The Company owns one daily newspaper and 15 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is the DAILY FREEMAN in Kingston. The Company's non-daily publications in this cluster are the Taconic Press group, a group of 10 non-daily newspapers serving Dutchess County, New York, and THE PUTNAM COUNTY COURIER, serving Putnam County, New York. The Mid-Hudson Region cluster has daily circulation of approximately 21,000, Sunday circulation of approximately 28,000 and total non-daily distribution of approximately 301,000.

        The following table sets forth information regarding the Company's publications in the Mid-Hudson Region of New York:

                                    Year          Year                           Daily           Sunday         Non-Daily
         Publication           Originated(1)    Acquired    Location         Circulation(2)  Circulation(2)  Distribution(3)
         -----------           -------------    --------    --------         --------------  --------------  ---------------
DAILY FREEMAN..............         1871          1998      Kingston             21,478          28,364
Taconic Press
  11 publications..........         1846          1998      Millbrook                                                208,799
Roe Jan Independent Publishing
    2 publications.........         1973          2001      Hillsdale                                                 25,240
DOORWAYS...................         1983          1998      Kingston                                                  27,697
WHEELS.....................         2001          2001(4)   Kingston                                                  38,988
                                                                                  ------          ------             -------
TOTALS.....................                                                       21,478          28,364             300,724
                                                                                  ======          ======             =======

---------------
(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)  Circulation averages according to the most recently released ABC Audit
     Report.

(3) Non-daily distribution includes both paid and free distribution and is based on the average distribution for December 2001.

(4)  Year presented represents the year the Company started the publication.

        The DAILY FREEMAN and Taconic Press serve markets in the Mid-Hudson region of New York. The DAILY FREEMAN serves an area that has a population of 279,900 and had population growth of approximately 11% from 1980 to 2001. The DAILY FREEMAN'S market area has average household income of $51,100. Taconic Press newspapers in Dutchess County serve an area that has a population of 95,400 and had population growth of approximately 8% from 1980 to 2001. The Taconic Press publications serve markets with average household income of $74,700, which is 19% above the national average. THE PUTNAM COUNTY COURIER serves an area that has a population of 97,100 and had population growth of approximately 32% from 1980 to 2001. THE PUTNAM COUNTY COURIER'S market area has average household income of $88,600, which is 42% above the national average. On August 1, 2001, the Company added two non-daily publications to their cluster with the acquisition of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York.

        One independent television station (which serves a regional, rather than a local audience) exists in the communities that the Mid-Hudson Region newspapers serve. The Company's management believes that its Mid-Hudson Region properties benefit from fragmented local radio. Consequently, each of these newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Mid-Hudson Region newspapers benefits from significant cross-selling of advertising, production synergies and certain shared newsgathering synergies. Certain publications in this cluster also benefit from advertising cross-selling with THE REGISTER CITIZEN (Torrington, CT) and certain of the Housatonic Publications (New Milford, CT), which serve Litchfield County, Connecticut.

ONLINE OPERATIONS

        Since 1995, for each of its publications, the Company has been developing Web sites, which attract readers and advertisers. The Company has published an online version of the NEW HAVEN REGISTER since 1995 and as of December 30, 2001 had 133 Web sites, which represent its various newspapers and magazines. The Company has online editorial content and classified advertising and automotive advertising through CarCast for each of its daily newspapers and weekly newspaper groups. The Web sites include local news and sports, advertising and information, which supplement the Company's newspaper and magazine publications.

        A number of the Web sites can be accessed either individually or through the Company's "cluster" portal sites, which combine publications within a specific geographic area. The remaining Company newspapers, along with CONNECTICUT MAGAZINE, have individual Web sites. All Web sites can be accessed through the corporate Web site (www.journalregister.com). The following is a list of the Company's cluster/portal Web sites:

                                    Cluster/portal Site(number of Individual Web
     Geographic Cluster             Sites)
     ------------------             --------------------------------------------

     Connecticut....................www.CTCentral.com (42)

     Greater Philadelphia...........www.allaroundphilly.com (60)

     Greater Cleveland..............www.allaroundcleveland.com (3)

     Capital-Saratoga Region of
     New York.......................www.CapitalCentral.com (4)

     Central New England............www.RICentral.com (11)

     Mid-Hudson Region of
     New York.......................www.midhudsoncentral.com (13)

        The primary source of online revenue is classified advertising. For the year ended December 30, 2001, the 133 Web sites generated approximately $3.5 million of revenue as compared to approximately $3.7 million for the year ended December 31, 2000. On a same-store basis, which excludes the results of the Company's newspapers sold in 2000 and 2001 and the Company's acquisitions completed in 2001, online revenue for the years ended December 30, 2001 and December 31, 2000 were $3.5 million and $3.0 million, respectively.

ADVERTISING

        Substantially all of the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company's management believes that because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable. Local advertising is more stable than national advertising because a community's need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose. Advertising revenues accounted for approximately 73.0% of the Company's total revenues for 2001. The Company's advertising rate structures vary among its publications and are a function of various factors, including advertising effectiveness, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether classified or display). In 2001, local and regional advertising accounted for the largest share of the Company's advertising revenues (53.7%), followed by classified advertising (40.9%) and national advertising (5.4%). The Company's advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including realtors, car dealerships, grocery stores and other local businesses. No single advertiser accounted for more than 1% of the Company's total 2001 revenues.

        The Company's corporate management works with its local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. As a result, local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staff to develop marketing kits and presentations utilizing the results of third-party research studies. A portion of the compensation for the Company's publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables. Compensation of the Company's sales personnel depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Dependence on Local Economies."

CIRCULATION

        The Company's revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Circulation accounted for approximately 22.2% of the Company's total revenues in 2001. Approximately 64% of 2001 revenues were derived from subscription sales and approximately 36% from single copy sales. Single copy rates range from $.35 to $.50 per daily copy and $.75 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes these sales have higher readership than subscription sales and that single copy readers tend to be more active consumers of goods and services, as indicated in a Newspaper Association of America readership study. Single copy sales also tend to generate a higher profit than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. As of December 30, 2001, the Company had total daily paid circulation of 561,000, paid Sunday circulation of 525,000 and non-daily distribution of approximately 3.4 million, most of which is distributed free of charge.

        The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls through formal reports which are reviewed weekly in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership through both subscription and single copy sales. In recent years, circulation has generally declined throughout the newspaper industry and the Company's newspapers have generally experienced this trend, even as overall operating performance of its newspapers has improved. The Company seeks to maximize the overall operating performance rather than maximizing circulation of its individual newspapers.

OTHER OPERATIONS

        In December 2001, the Company commenced operations at its newly constructed production facility, Journal Register Offset, located in Exton, Pennsylvania. The plant will produce five daily and approximately thirty non-daily publications of the Company. The Company expects to achieve additional cost savings and improved product quality as production of these publications is phased in during 2002.

        As of December 30, 2001, the Company owned and operated three commercial printing facilities: Imprint Printing in North Haven, Connecticut; Nittany Valley Offset in State College, Pennsylvania; and InterPrint in Bristol, Pennsylvania. These operations also print certain of the Company's publications. Commercial printing operations and other revenues accounted for approximately 4.8% of the Company's 2001 revenues.

EMPLOYEES

        The Company employed as of December 30, 2001 approximately 4,800 full-time and part-time employees, or 4,100 full-time equivalents. Certain employees of the Company's newspapers are employed under collective bargaining agreements.

RAW MATERIALS

        The basic raw material for newspapers is newsprint. The Company's newsprint cost (excluding paper consumed in the Company's commercial printing operations) was approximately $28 million in 2001, or approximately 7.3% of the Company's newspaper revenues. In 2001, the Company consumed approximately 47,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2001, 2000 and 1999 was $585, $565 and $510, respectively, as reported by the trade publication PULP AND PAPER WEEKLY. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases all of its newsprint requirements from two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint for the full fiscal year increased approximately 9% in 2001, increased approximately 6% in 2000 and decreased approximately 13% in 1999. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers.

COMPETITION

        While many of the Company's metropolitan and suburban daily newspapers are the only daily newspapers of general circulation published in their respective communities, they compete within their own geographic areas with other daily and weekly newspapers of general circulation published in adjacent or nearby cities and towns. Competition for advertising revenue and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for newspaper advertising revenue is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company's non-daily publications, including shoppers and real estate guides, primarily compete with direct mail advertising, shared mail packages and other private advertising delivery services. The Company's management believes that, because of the relative competitive position of its suburban and community non-daily publications in the communities which they serve, such publications generally have been able to compete effectively with other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect the Company's Future Performance -- Newspaper Industry Competition."

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

REGULATION

        Paid or requestor circulation newspapers with "periodical" mailing privileges are required to obtain a "periodical" permit from, and file an annual Statement of Ownership, Mailing and Circulation with the United States Postal Service. There is no significant regulation with respect to acquisition of newspapers other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 2.  PROPERTIES.

        As of December 30, 2001, the Company operated 139 facilities used in the course of producing and publishing its daily and non-daily publications. Approximately 100 of these facilities are leased for terms ranging from one to five years. These leased facilities range in size from approximately 160 to 70,000 square feet. The location and approximate size of the principal physical properties (greater than 1,500 square feet) used by the Company at December 30, 2001, as well as the expiration date of the leases relating to such properties which the Company leases are set forth below:

                                                             APPROXIMATE AREA IN SQUARE FEET
                                                             -------------------------------
                LOCATION                        OWNED SQUARE FEET          LEASED SQUARE FEET      LEASE EXPIRATION DATE
                --------                        -----------------          ------------------      ---------------------
Ansonia, CT...........................              18,400(1)                     2,500(1)                    6/14/02
Bristol, CT...........................              40,000(1)
Colchester, CT........................                                            1,900(1)                   12/31/02
Middletown, CT........................              30,000(1)
Milford, CT...........................              11,745(1)
New Britain, CT.......................              33,977(1)(3)
New Haven, CT.........................             205,000(1)(3)                 13,000(4)                    1/31/04
New Milford, CT.......................                                            6,840(1)                    8/15/03
North Haven, CT.......................              24,000(1)(3)                 10,000(3)(4)                12/31/05
Old Saybrook, CT......................                                            1,950(1)                    3/31/04
Torrington, CT........................              36,120(1)(3)
Trumbull, CT..........................                                            5,628(1)                     1/9/04
Westport, CT..........................                                            1,620(1)                   12/31/02
Fall River, MA........................              57,571(1)(3)
Taunton, MA...........................              21,100(1)
Medford, NJ...........................                                            4,629(1)                   12/31/04
Moorestown, NJ........................                                            2,000(1)                    8/31/02
Trenton, NJ...........................              54,600(1)(3)                 18,889(2)                   11/30/05
Turnersville, NJ......................              11,032(1)
Kingston, NY..........................              25,800(1)(3)
Millbrook, NY.........................               5,000(1)
Oneida, NY............................              24,000(1)(3)
Rhinebeck, NY.........................               2,000(1)
Saratoga, NY..........................              11,000(1)
Troy, NY..............................              50,000(1)(3)
Lorain, OH............................              68,770(1)(3)
Willoughby, OH........................              80,400(1)(3)
Ardmore, PA...........................              25,250(1)                     2,368(1)                   12/31/02
Bristol, PA...........................                                            70,000(1)(3)               12/31/04
Exton, PA.............................              86,395(3)
Fort Washington, PA...................              23,490(1)(3)                  7,500(1)                    9/30/03
Holmes, PA............................               8,000(1)
Kennett Square, PA....................                                            2,500(1)                    8/31/02
Lansdale, PA..........................              22,400(1)(3)
Media, PA.............................                                            4,500(1)                    4/30/04
Newtown, PA...........................                                            2,700(1)                    3/31/03
Philadelphia, PA......................               6,010(1)                     1,500(1)                    9/30/02
Phoenixville, PA......................              10,696(1)
Norristown, PA........................              40,000(1)(3)
Pottstown, PA.........................              48,000(1)(3)                  7,031(3)                   10/31/02
Primos, PA............................              85,000(1)(3)
Quarryville, PA.......................                                            4,755(1)                     4/3/06

                                                             APPROXIMATE AREA IN SQUARE FEET
                                                             -------------------------------
                LOCATION                        OWNED SQUARE FEET          LEASED SQUARE FEET      LEASE EXPIRATION DATE
                --------                        -----------------          ------------------      ---------------------


Souderton, PA.........................                                            1,750(1)                   12/31/05
State College, PA.....................              23,365(1)(3)                 2,800(4)                    8/31/02
Wayne, PA.............................              11,980(1)
West Chester, PA......................              34,000(1)(3)
Pawtucket, RI.........................              41,096(1)
Wakefield, RI.........................              11,750(1)
West Warwick, RI......................              13,650(1)
Woonsocket, RI........................              49,338(1)(3)


----------------------------------
(1)     Offices
(2)     Corporate headquarters
(3)     Production facility
(4)     Warehouse

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information as of December 30, 2001 with respect to each person who is an executive officer of the Company as of such date:


OFFICER                                                      POSITION
-------                                                      --------
Robert M. Jelenic.......................................     Chairman, President and Chief Executive Officer
Jean B. Clifton.........................................     Executive Vice President, Chief Financial
                                                             Officer and Secretary
Thomas E. Rice..........................................     Senior Vice President, Operations
Allen J. Mailman........................................     Senior Vice President, Technology
W. Wilson Dorward.......................................     Senior Vice President, Finance and Treasurer
William J. Higginson....................................     Vice President, Production
Edward J. Melando.......................................     Vice President, Corporate Controller


        ROBERT M. JELENIC is the Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company, and has been a director of the Company and its predecessors for more than the past ten years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 26 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the NAA. Mr. Jelenic is 51 years old.

        JEAN B. CLIFTON has been a director of the Company and its predecessors for more than the past ten years. Ms. Clifton is the Executive Vice President, Chief Financial Officer and Secretary of the Company, positions she has held since the Company's inception. Prior to joining the Company, Ms. Clifton, a Certified Public Accountant, was employed by Arthur Young & Co. (a predecessor to Ernst & Young LLP). Ms. Clifton has 16 years of senior management experience in the newspaper industry. Ms. Clifton is a member of the Honorary Advisory Board of KidsBridge Children's Cultural Center in Trenton, the Board of Directors of the Fresh Air Fund, the Board of Directors of the Lower Bucks Chapter of the American Red Cross and the Employee Benefits Committee of the Newspaper Association of America. Ms. Clifton is 40 years old.

        THOMAS E. RICE is Senior Vice President of Operations of the Company, a position he has held since November 2000. From the inception of the Company to November 2000, Mr. Rice was located in St. Louis, Missouri, where he was President and Chief Executive Officer of Suburban Newspapers of Greater St. Louis and THE TELEGRAPH in Alton, Illinois, which the Company sold in 2000. Mr. Rice began his career with Lee Enterprises in 1963 and has held senior management positions with Tribune Co., Times Mirror, Media News and the Chicago Sun Times. Mr. Rice has 39 years of experience in the newspaper industry. Mr. Rice is a member of the Newsprint Committee of the NAA. Mr. Rice attended the University of Nebraska and Roosevelt University in Chicago. Mr. Rice is 57 years old.

        ALLEN J. MAILMAN is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999, he was Vice President of Technology of the Company. From the Company's inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. Mr. Mailman has 27 years of management experience in the newspaper industry, including 14 years with Newhouse Publications. Mr. Mailman received a Bachelor of Arts degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 54 years old.

        W. WILSON DORWARD is Senior Vice President, Finance and Treasurer of the Company, a position he has held since joining the Company in March 1999. Prior to joining the Company, Mr. Dorward held positions as Chief Financial Officer of GOCOM Communications, LLC, a television and radio operator, and as Vice President and Treasurer of Susquehanna Pfaltzgraff Co., a media and manufacturing company. Mr. Dorward has 21 years of media industry experience. Mr. Dorward received a Master of Business Administration from the Wharton Graduate Division, University of Pennsylvania and a Juris Doctor from the Dickinson School of Law. Mr. Dorward is 53 years old.

        WILLIAM J. HIGGINSON is Vice President of Production of the Company, a position he has held since July 1995. From January 1994 to July 1995, he was Corporate Production Director of the Company. Prior to that, from January 1991 to January 1994, he was Production Director of the NEW HAVEN REGISTER and from 1989 to January 1991 he was Production Director of THE TRENTONIAN. Mr. Higginson has 29 years of experience in the newspaper industry. Mr. Higginson is 46 years old.

        EDWARD J. MELANDO is Vice President and Corporate Controller of the Company, a position he was promoted to in September 2001. Mr. Melando joined Journal Register Company in August 2000 as Corporate Controller. Prior to joining the Company, Mr. Melando was Controller for Asarco Incorporated, a public multinational Fortune 500 mining company, where he had worked for 16 years in various financial positions. Prior to that he was a senior auditor at Deloitte, Haskins and Sells (a predecessor to Deloitte and Touche). Mr. Melando is a Certified Public Accountant and has a Bachelor of Science degree in Management Science from Kean College of New Jersey. Mr. Melando is 46 years old.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock, par value $0.01 per share (the "Common Stock"), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol "JRC." The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:

                        December 31, 2001              December 31, 2000
                      ---------------------         ----------------------
                      HIGH            LOW            HIGH            LOW
                      ----            ---            ----            ---

  Fourth Quarter     $21.13          $15.00         $18.50          $15.13
  Third Quarter       18.25           15.69          19.38           15.75
  Second Quarter      18.25           15.13          18.88           12.88
  First Quarter       17.63           15.75          15.88           11.44

        On March 27, 2002, there were approximately 84 stockholders of record of the Common Stock. The Company believes that it has approximately 2,329 beneficial owners.

        The Company has not paid dividends on the Common Stock and does not currently anticipate paying dividends on the Common Stock. The Company currently intends to retain future cash flow to increase shareholder value by acquiring additional newspapers, reducing debt, purchasing the Company's stock and reinvesting in the Company's operations. In addition, the Company's Credit Agreement (as hereinafter defined) places limitations on the Company's ability to pay dividends or make any other distributions on the Common Stock. See Note 4 of "Notes to Consolidated Financial Statements." Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

        Journal Register Company conducts its operations through direct and indirect subsidiaries. The Company's available cash will depend upon the cash flow of its subsidiaries and the ability of such subsidiaries to make funds available to the Company in the form of loans, dividends or otherwise. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, except as required by the Credit Agreement, to make funds available to the Company, whether in the form of loans, dividends or otherwise. The Credit Agreement is secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. In addition, the Company's subsidiaries may, subject to limitations contained in the Credit Agreement, become parties to financing arrangements which may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy or similar proceedings of a subsidiary, creditors of such subsidiary would generally be entitled to priority over the Company with respect to assets of the affected subsidiary.

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data (except number of newspapers) has been derived from the audited financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report:


                                                             YEAR ENDED      YEAR ENDED    YEAR ENDED            YEAR ENDED
                                                             DECEMBER 30,    DECEMBER 31,  DECEMBER 26,          DECEMBER 31,
                                                                                                            ----------------------
                                                                2001           2000(1)       1999(2)         1998            1997
                                                             -----------     -----------   ------------     ------          ------
                                                           (Dollars in thousands, except per share amounts and number of newspapers)
STATEMENT OF INCOME DATA:
Revenues:
      Advertising........................................   $   287,859    $  343,130    $   348,995    $  312,908    $   266,914
      Circulation........................................        87,737        96,852         96,783        89,388         80,211
Newspaper revenues.......................................       375,596       439,982        445,778       402,296        347,125
Commercial printing and other............................        18,809        23,987         23,787        24,484         12,282
                                                                394,405       463,969        469,565       426,780        359,407
Operating expenses:
      Salaries and employee benefits.....................       140,522       155,161        157,110       139,216        114,302
      Newsprint, ink and printing charges................        37,741        46,533         48,432        53,594         40,452
      Selling, general and administrative................        47,810        47,008         45,318        39,047         30,450
      Depreciation and amortization......................        26,317        27,616         28,798        23,844         20,480
      Other..............................................        53,474        58,395         57,975        52,012         40,783
      Special charge(3)..................................             -             -              -             -         31,899
                                                                 305,804      334,713        337,663       307,713        278,366
Operating income.........................................        88,541       129,256        131,932       119,067         81,041
Net interest and other expense...........................       (30,490)      (48,020)       (52,347)      (45,321)       (42,288)
Gain on sale of newspaper properties.....................        32,212       180,720              -             -              -

Income before provision for income taxes,
      equity interest and extraordinary item.............        90,263       261,956         79,585        73,746         38,753
Provision for income taxes...............................        10,818        90,951         31,694        28,112         15,784
Income before extraordinary item
      and equity interest................................        79,445       171,005         47,891        45,634         22,969
Equity interest..........................................        (1,313)       (1,625)          (226)            -              -
Income before extraordinary item.........................        78,132       169,381         47,665        45,634         22,969
Extraordinary item (4)...................................             -             -              -        (4,495)             -
Net income...............................................   $    78,132$   $  169,381     $   47,665    $   41,139     $   22,969

Income before extraordinary item per common share:
      Basic..............................................   $      1.85    $     3.74     $     1.02    $     0.94     $     0.51
      Diluted............................................   $      1.83    $     3.72     $     1.02    $     0.94     $     0.51
Net income per common share:
      Basic..............................................   $      1.85    $     3.74     $     1.02    $     0.85     $     0.51
      Diluted............................................   $      1.83    $     3.72     $     1.02    $     0.85     $     0.51
OTHER DATA:
EBITDA(5)(6).............................................   $   114,858    $  156,871     $  160,730    $  146,706     $  133,420
EBITDA Margin(5)(6)......................................          29.1%         33.8%          34.2%         34.4%          37.1%
Tangible net income, as adjusted(5)(6)...................   $    46,641    $   60,960     $   58,887    $   55,537     $   46,042
Tangible net income, as adjusted, per common share(5)(6).   $      1.09    $     1.34     $     1.26    $     1.14     $     1.02

Capital expenditures(7)..................................   $    34,929    $   21,550     $   18,081    $   14,353     $    9,727
Net cash provided by (used in):
      Operating activities...............................   $    77,666    $   62,915     $   90,595    $   80,344     $   66,030
      Investing activities...............................   $   (58,107)   $  195,206     $ (32,727)    $ (354,213)    $  (19,447)
      Financing activities...............................   $   (25,944)   $ (254,716)    $ (63,320)    $  274,228     $  (46,946)
Number of newspapers, end of period:
      Daily..............................................            23            24            25             24             18
      Non-Daily..........................................           206           158           200            185            141



                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED            YEAR ENDED
                                                  DECEMBER 30,   DECEMBER 31,   DECEMBER 26,           DECEMBER 31,
                                                                                                --------------------------
                                                      2001         2000(1)          1999(2)        1998        1997
                                                  ------------   --------------  -------------  ----------  ----------
BALANCE SHEET DATA:                                    (Dollars in thousands)
Total current assets..............................     $  66,573    $  79,359    $   88,397     $ 81,878    $  77,833
Property, plant and equipment, net................       124,440      104,178       107,522       99,978       92,620
Total assets......................................       711,171      657,350       687,180      671,869      327,931
Total current liabilities, less current
maturities of long-term debt.......................       62,877       51,542        53,380       50,124       39,034
 Total debt, including current maturities..........      522,771      494,635       731,467      765,000      490,774
Stockholders' deficit..............................      (36,198)     (55,726)     (207,383)    (225,313)    (266,242)


-------------------

(1) The Company's fiscal year ends on the nearest Sunday to the end of the calendar year, consequently, the Company's fiscal year ended December 31, 2000 consisted of 53 weeks.

(2) In 1999, the Company changed its fiscal year from a calendar year to a 52/53 week fiscal year ending on the nearest Sunday to the end of the calendar year.

(3) The 1997 special charge of $31.9 million (before benefit for income taxes of $13.0 million) was incurred in connection with the Company's initial public offering and was comprised of a $28.4 million management bonus and $3.5 million for the discontinuance of a management incentive plan. The management bonus was comprised of 1.1 million shares of Common Stock and a cash portion to satisfy the recipients' tax obligations arising from the management bonus.

(4) The 1998 extraordinary item represents a charge of $4.5 million (net of tax) related to the early extinguishment of debt in connection with the prior credit agreement.

(5) The 1998 data excludes the effects of special charges ($3.8 million, before tax benefit, $3.2 million of which was recorded in selling, general and administrative, and approximately $630,000 in other expenses) related to the cancellation of the Company's convertible debt offering, the integration of the acquired assets of the Goodson Newspaper Group, and an increase to certain receivable reserves and the extraordinary item ($4.5 million, net of tax) discussed in Note (4) above. The 1997 data excludes the effect of the special charge of $31.9 million (before benefit for income taxes of $13.0 million) as discussed above in Note (3).

(6) EBITDA is defined by the Company as operating income (loss) plus depreciation, amortization and other non-cash, special or non-recurring charges. Tangible net income is defined as net income, excluding equity interest, plus after-tax amortization. EBITDA and tangible net income are not intended to represent cash flow from operations and should not be considered as alternatives to operating or net income computed in accordance with accounting principles generally accepted in the United States ("GAAP") as indicators of the Company's operating performance, as alternatives to cash from operating activities (as determined in accordance with GAAP) or as measures of liquidity.

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

(7) Capital expenditures, excluding capitalized interest, associated with the Company's new Philadelphia printing facility (Journal Register Offset) were $22.8, $10.8 and $1.8 million in fiscal years 2001, 2000 and 1999, respectively. Capitalized interest associated with Journal Register Offset was $1.3 million and $601,000 in fiscal years 2001 and 2000, respectively. The plant began operating in December 2001.

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

        As of December 30, 2001, the Company owned and operated 23 daily newspapers and 206 non-daily publications strategically clustered in six geographic areas: Connecticut; Greater Philadelphia; Greater Cleveland Area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of December 30, 2001, the Company had total paid daily circulation of approximately 561,000, total paid Sunday circulation of approximately 525,000 and total non-daily distribution of approximately 3.4 million.

        The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership, (ii) grow by acquisition, (iii) capture synergies from geographic clustering and (iv) implement consistent operating policies and standards. From 1993 through 2001, the Company successfully completed 22 strategic acquisitions, acquiring 14 daily newspapers, 172 non-daily publications and three commercial printing companies, two of which print a number of the non-daily publications; the third is a premium quality sheet-fed printing company.

      The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the south central part of Ohio on January 31, 2001. This sales process, which was announced in February 2000 and completed on January 31, 2001, resulted in a strategic repositioning of the Company's operation in six geographic clusters and a reduction in the Company's leverage. The proceeds were used to reduce the Company's outstanding debt, to purchase treasury shares and for strategic acquisitions.

      On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation. Total non-daily distribution of the 13 publications acquired from Chesapeake Publishing Corporation is approximately 90,000. On June 7, 2001, the Company completed the acquisition of the weekly Montgomery Newspaper Group community newspaper operations, which are based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of these 24 non-daily publications is approximately 283,000. On August 1, 2001, the Company completed the acquisition of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Total distribution of the two non-daily publications included in this purchase is approximately 26,000. On September 14, 2001, the Company completed the acquisition of THE REPORTER, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On October 25, 2001, the Company completed the acquisition of THE LITCHFIELD COUNTY TIMES, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 15,000. The acquisition also included three lifestyle magazines serving Connecticut and New York, with total monthly distribution of approximately 90,000.

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

        In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online objective is to make journalregister.com Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its Web sites the local information portal for their markets. As of December 30, 2001, the Company operated 133 Web sites featuring the Company's daily newspapers and non-daily publications.

        In 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the nearest Sunday to the end of the calendar year. Accordingly, the Company's recent fiscal years ended on December 30, 2001, December 31, 2000, and December 26, 1999.

YEAR ENDED DECEMBER 30, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FISCAL YEARS 2001 AND 2000 RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000, THE OHIO NEWSPAPERS SOLD IN 2001, AND THE COMPANY'S ACQUISITIONS COMPLETED IN 2001. ALSO, WHERE NOTED, THE COMPANY'S RESULTS ARE PRESENTED ON A COMPARABLE DAY BASIS, WHICH REFLECTS AN ADJUSTMENT TO ELIMINATE THE ESTIMATED IMPACT OF THE ADDITIONAL WEEK INCLUDED IN THE COMPANY'S 2000 RESULTS. IN 2000, THE COMPANY HAD A 53-WEEK FISCAL YEAR AS COMPARED TO A 52-WEEK FISCAL YEAR IN 2001.

        SUMMARY. Net income for the year ended December 30, 2001 was $78.1 million, or $1.83 per diluted share, versus $169.4 million, or $3.72 per diluted share, for the year ended December 31, 2000. Excluding special items, earnings per diluted share were $0.80 and $1.07 for the years ended December 30, 2001 and December 31, 2000, respectively.

        The special items reported in the 2001 and 2000 results include a $32.2 million pre-tax ($42.1 million after-tax) gain on the sale of the Company's Ohio operations in 2001, and a $180.7 million pre-tax ($113.0 million after-tax) gain on the sale of the Company's St. Louis cluster operations in 2000 and reversals of certain tax accruals in both years.

        REVENUES. Reported revenues were $394.4 million for the year ended December 30, 2001 as compared to $464.0 million for the year ended December 31, 2000. The decline was mainly due to the sale of the Company's St. Louis cluster and Ohio operations, a 52-week fiscal year in 2001 versus a 53-week fiscal year in 2000, and lower advertising revenues resulting from a decline in the U.S. economy.

        SAME-STORE REVENUES. Same-store revenues decreased by 6.7% to $375.5 million or approximately 4.9% on a comparable day basis. On a same-store, comparable day basis, advertising revenues decreased 6.0%, circulation revenues decreased 1.4% and commercial print revenues decreased 4.3%. Online revenues on the same basis, included in advertising revenues, increased approximately 15.5% to $3.5 million.

        SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 35.6% of the Company's revenues for the year ended December 30, 2001, compared to 33.4% for the year ended December 31, 2000. Salaries and employee benefits decreased $14.6 million, or 9.4%, in 2001 to $140.5 million. Same-store salaries and employee benefits decreased $6.1 million, or 4.5%, primarily due to a reduction in headcount, lower cost of retiree benefits, and one less week in fiscal year 2001.

        NEWSPRINT, INK AND PRINTING CHARGES. For the year ended December 30, 2001, newsprint, ink and printing charges were 9.6% of the Company's revenues, as compared to 10.0% for the year ended December 31, 2000. Newsprint, ink and printing charges decreased $8.8 million, or 18.9%, for the year ended December 30, 2001 as compared to the prior year due to the dispositions of certain newspaper properties. On a same-store, compariable day basis, newsprint, ink and printing charges increased approximately $1.2 million, or 3.6%, primarily due to an increase of approximately 9.2% in newsprint prices, offset partially by a decrease in newsprint consumption of approximately 7.0%.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 12.1% and 10.1% of the Company's revenues for the years ended December 30, 2001 and December 31, 2000, respectively. On a same-store basis, selling, general and administrative expenses for the year ended December 30, 2001 increased $4.2 million from $40.7 million to $44.9 million, due primarily to increased promotional activity associated with the Company's focus on increasing revenues.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 6.7% and 6.0% of the Company's revenues for the years ended December 30, 2001 and December 31, 2000, respectively. Depreciation and amortization expenses decreased $1.3 million, or 4.7%, to $26.3 million for the year ended December 30, 2001 primarily due to the dispositions of certain newspaper properties. On a same-store basis, depreciation and amortization expense was flat for the year ended December 30, 2001 as compared to the year ended December 31, 2000.

        OTHER EXPENSES. Other expenses were $53.5 million for the year ended December 30, 2001 as compared to $58.4 million for the year ended December 31, 2000. On a same-store basis, other expenses increased approximately $700,000, or 1.4%, to $50.7 million due in part to increases in promotional expenses.

        OPERATING INCOME. Operating income decreased $40.7 million, or 31.5%, for the year ended December 30, 2001 to $88.5 million as compared to $129.3 million in 2000. Same-store operating income decreased $26.2 million, or 23.1%, to $87.1 million.

        NET INTEREST AND OTHER EXPENSES. Net interest and other expense decreased $17.5 million for the year ended December 30, 2001 as compared to the year ended December 31, 2000, principally due to a reduction in average net debt outstanding and lower weighted average interest rates during 2001 as compared to 2000. The reduction in average net debt is due primarily to the sales of the St. Louis cluster and Ohio properties and strong free cash flow generated from operations, partially offset by funds used for share repurchases, acquisitions and the Philadelphia plant in 2001.

        GAINS ON THE SALES OF NEWSPAPER PROPERTIES. On August 10, 2000, the Company completed its sale of substantially all of the assets of the Suburban Newspapers of Greater St. Louis and all of the issued and outstanding capital stock of The Ladue News, Inc. (collectively, "St. Louis") and reported a pre-tax gain of $141.1 million ($88.4 million after-tax) on the sale. On October 24, 2000, the Company sold substantially all the assets of its Alton, Illinois newspaper, THE TELEGRAPH ("Alton") and reported a pre-tax gain of $39.6 million on the sale ($24.6 million after-tax). On January 31, 2001, the Company completed the sale of the assets of THE TIMES REPORTER, Dover/New Philadelphia, Ohio (including Midwest Offset, one of the Company's commercial printing companies co-located with THE TIMES REPORTER), and THE INDEPENDENT, Massillon, Ohio and reported a pre-tax gain of $32.2 million ($42.1 million gain after-tax).

        PROVISION FOR INCOME TAXES. The provision for income taxes was $10.8 million for the fiscal year ended December 30, 2001 as compared to $91.0 million for the fiscal year ended December 31, 2000. Included in the tax provision for fiscal year 2001 is a $9.9 million tax benefit on the gain on sale of the Company's Dover/New Philadelphia and Massillon properties, which was recorded due to the realization of previously unrecognized book/tax differences and a $1.8 million reversal of certain accruals which were determined to no longer be required. Included in the provision for fiscal 2000 is $67.7 million of income taxes provided for the sale of the St. Louis cluster partially offset by a $8.0 million reversal of certain accruals which were determined to be no longer required. Excluding these special items in each year, the Company's effective tax rate for fiscal years 2001 and 2000 were 38.9% and 38.4%, respectively.

        EQUITY INTEREST. The loss on equity interest of $1.3 million recorded for the year ended December 30, 2001 represents the Company's pro rata share (7.56%) of the net loss for the period of AdOne, LLC, a provider of classified advertising on the Internet, and compares to a loss on equity interest of $1.6 million in the prior year.

        OTHER INFORMATION. Tangible net income for the year ended December 30, 2001 was $46.6 million, or $1.09 per share, as compared to $61.0 million, or $1.34 per share, for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 26, 1999

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FISCAL YEARS 2000 AND 1999 RESULTS ARE PRESENTED ON A PRO FORMA BASIS, WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000. ALSO, WHERE NOTED, THE COMPANY'S RESULTS ARE PRESENTED ON A COMPARABLE DAY BASIS, WHICH ADJUSTS FOR THE ESTIMATED IMPACT OF THE ADDITIONAL DAYS RESULTING FROM THE COMPANY'S 53-WEEK FISCAL YEAR 2000 AS COMPARED TO THE 52-WEEK FISCAL YEAR 1999.

        SUMMARY. Net income for the year ended December 31, 2000 was $169.4 million, or $3.72 per diluted share, versus $47.7 million, or $1.02 per diluted share, for the year ended December 26, 1999. Excluding special items, earnings per diluted share were $1.07 for the year ended December 31, 2000. EBITDA for the year ended December 31, 2000, on a pro forma basis, increased $3.8 million to $145.9 million as compared to the prior year.

        The special items reported in the 2000 results include a $180.7 million pre-tax gain on the sale of the Company's St. Louis cluster operations and the reversal of certain tax accruals.

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

        SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 33.4% of the Company's revenues for the year ended December 31, 2000 compared to 33.5% for the year ended December 26, 1999. Salaries and employee benefits decreased $1.9 million, or 1.2%, in 2000 to $155.2 million. Pro forma salaries and employee benefits increased $3.4 million, or 2.5%, mainly due to the additional days in 2000 resulting from the Company's change to a fiscal 52/53-week year.

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

        EQUITY INTEREST. The loss on equity interest of $1.6 million recorded for the year ended December 31, 2000 represents the Company's pro rata share (7.14%) of the net loss for the period of AdOne, LLC, a provider of classified advertising on the Internet, and compares to a loss on equity interest of $226,000 in the prior year. The Company's investment interest in AdOne, LLC commenced in August 1999.

        OTHER INFORMATION. Tangible net income for the year ended December 31, 2000 was $61.0 million, or $1.34 per share, as compared to $58.9 million, or $1.26 per share, for the year ended December 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations have historically generated strong positive cash flow. The Company believes cash flows from operations will be sufficient to fund its operations, capital expenditures and long-term debt obligations. The Company also believes that cash flows from operations and future borrowings and its ability to issue common stock as consideration for future acquisitions, will provide it with the flexibility to fund its acquisition strategy and repurchase treasury shares while continuing to meet its operating needs, capital expenditures and long-term debt obligations.

        CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided from operating activities was $77.7 million for the year ended December 30, 2001 as compared to $62.9 million in the prior year. Current assets were $66.6 million and current liabilities, excluding $30.3 million of current maturities of long-term debt, were $62.9 million as of December 30, 2001. The Company manages its working capital through the utilization of its Revolving Credit Facility; the outstanding balance on the Revolving Credit Facility is classified as a long-term liability.

        CASH FLOWS FROM INVESTING ACTIVITIES. For the year ended December 30, 2001, net cash used in investing activities was $58.1 million. Cash used to fund the Company's acquisitions of five strategic newspaper properties further described in Note 10 to the Consolidated Financial Statements was partially offset by proceeds from the January 2001 sale of the assets of two of the Company's Ohio newspapers. In December 2001, the Company completed the construction of its new Philadelphia printing facility, Journal Register Offset. The total cost of the project, which was completed on budget and on time, was $35.4 million, excluding capitalized interest. Capital expenditures incurred in connection with Journal Register Offset were $22.8 million and $10.8 million in 2001 and 2000, respectively, excluding capitalized interest.

        Net cash provided from investing activities was $195.2 million for the fiscal year ended December 31, 2000. Proceeds from the sale of the Company's St. Louis cluster were partially offset by capital investments in property, plant and equipment.

        The Company has a capital expenditure program (excluding future acquisitions) of approximately $13.0 million in place for 2002, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

        CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $25.9 million in 2001 as compared to $254.7 million in 2000. The fiscal year 2001 and 2000 activity reflects expenditures of $54.3 million and $18.1 million, respectively, in connection with the Company's common stock repurchase program. The fiscal year 2000 activity also reflects $236.8 million for the repayment of senior debt.

        DEBT AND DERIVATIVE ACTIVITY. On July 15, 1998, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by J.P. Morgan Chase & Co. as administrative agent for the lenders thereunder. The Credit Agreement provides for $500.0 million in Term Loans and a $400.0 million Revolving Credit Facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the prior senior facilities and to purchase the Pennsylvania, New York and Ohio newspaper business of The Goodson Newspaper Group for approximately $300 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500.0 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement.

        The Term Loans mature on March 31, 2006 and September 30, 2006, and the Revolving Credit Facility matures on March 31, 2006. Under the terms of the Company's Credit Agreement net proceeds, as defined in the Credit Agreement, from the sale of newspaper properties which are not reinvested within 365 days must be used to prepay debt. Accordingly, the Company's excess borrowing capacity under the Term Loans was reduced in the first quarter of 2002 by approximately $30 million in connection with the Company's January 2001 asset sale.

        The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4% to 1/2% above LIBOR (as defined in the Credit Agreement) or (ii) 1/2% to 0% above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2% above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced as such ratio declines. Capitalized interest for the years ended December 30, 2001 and December 31, 2000 was $1.3 million and $601,000, respectively. There was no capitalized interest for the year ended December 26, 1999. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

        An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375% to 0.250% based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At December 30, 2001, the Company's commitment fee was 0.250%.

        The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio (as defined in the Credit Agreement). To fulfill this requirement, the Company participates in certain IRPAs whereby the Company has assumed a fixed rate of interest and a counter party has assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. IRPAs currently in place as of December 30, 2001 included SWAP agreements with notional principal amounts of $75 million and $175, million which expire on January 29, 2002 and October 29, 2002, respectively. The fixed interest rates of these IRPAs at December 30, 2001 are approximately 5.85%.

        The Company's weighted-average effective interest rate was approximately 6.25%. This interest rate includes a $3.6 million pre-tax charge realized and reported as a component of interest expense for the Interest Rate Protection Agreements in place during 2001.

        In addition to IRPAs noted above, the Company entered into a no cost interest rate collar hedge ("the collar") on November 9, 2001. The collar establishes an interest rate ceiling ("CAP") and an interest rate floor at no cost to the Company. The CAP on the Company's collar is 6 percent and the floor averages approximately 2.66 percent and is based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 6 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. The collar is effective on October 29, 2002 beginning at a notional amount of $170 million. The collar amortizes over two years to a notional amount of $135 million and terminates on October 29, 2004.

        From time to time the Company may enter into additional IRPAs. Each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

        As of January 1, 2001, the Company adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended. Upon adoption of SFAS 133, the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss ("OCI"). Accordingly, on January 1, 2001, the Company recorded a deferred pre-tax transition gain of $198,600 (approximately $120,000 after-tax) as an adjustment to OCI. The interest rate SWAPs were fully effective in hedging the changes in cash flows related to the debt obligation during the year ending December 30, 2001. The total deferred loss reported in OCI as of December 30, 2001 was approximately $3.7 million (net of $2.0 million of deferred taxes).

        As of December 30, 2001, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $522.8 million, of which $131.2 million was outstanding under the Revolving Credit Facility and $391.6 was outstanding under the Term Loans. There was $101.3 million of unused and available Revolving Credit Facility funds subject to the terms of the Credit Agreement at December 30, 2001.

INFLATION

        The Company's results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

GENERAL

        The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

ACCOUNTS RECEIVABLE AND BAD DEBT

        Accounts receivable consist primarily of amounts due to the Company from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. The Company uses historical experience as well as current market information in determining the estimate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

LONG-LIVED ASSETS

        Goodwill associated with the excess purchase price over the fair value of assets acquired and other identifiable intangible assets, such as mastheads, customer lists, and covenants not to compete, were amortized on the straight-line method over their estimated useful lives for the years presented in the Company's consolidated financial statements. These assets are currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See further discussions under NEW ACCOUNTING PRONOUNCEMENTS herein, of SFAS 141 and SFAS 142 issued in June 2001.

REVENUE RECOGNITION

        Revenue is earned from the sale of advertising, circulation, commercial printing and other related activities and is recognized when advertisements are printed and products are delivered to customers.

NEW ACCOUNTING PRONOUNCEMENTS

        On July 25, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 currently apply to goodwill and intangible assets acquired after June 30, 2001.

        With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 in its fiscal year 2002, which began on December 31, 2001. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets. Based on the Company's current estimates, the effect of this new standard, if applied to 2001 results, would have been to reduce amortization expense by approximately $12 million and to raise earnings per diluted share by approximately $0.23. The Company expects to realize a similar benefit in 2002.

        In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a current impact on the Company's financial position or results of operations.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

        Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K include forward-looking statements, which may be identified by use of terms such as "believes," "anticipates," "plans," "will," "likely," "continues," "intends" or "expects." These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties, which could cause results to differ materially, inherent in all future projections, the inclusion of forward-looking statements herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including, but not limited to, the unavailability or a material increase in the price of newsprint, the success of the Company's acquisition strategy, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures and general or regional economic conditions and advertising trends, among other things, and the factors discussed below under "Certain Factors Which May Affect the Company's Future Performance." The following factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

CAPITALIZATION

         As of December 30, 2001, the consolidated indebtedness of the Company was $522.8 million, which represents a multiple of 4.6 times the Company's twelve months trailing EBITDA of approximately $114.9 million. As of December 30, 2001, the Company had a net stockholders' deficit of $36.2 million and total capitalization of $486.6 million, and, thus, the percentage of the Company's indebtedness to total capitalization was 107%. The Company may incur additional indebtedness to fund operations, capital expenditures, future acquisitions or share repurchases.

        The Company's management believes that cash provided by operating activities will be sufficient to fund its operations and to meet payment requirements under its Term Loans and the Revolving Credit Facility of the Credit Agreement. However, a decline in cash provided by operating activities, which could result from factors beyond the Company's control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition, could impair the Company's ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which may restrict, among other things, the Company's ability to declare dividends, purchase treasury stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

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

ACQUISITION STRATEGY

        The Company has grown through, and anticipates that it will continue to grow through, acquisitions of daily and non-daily newspapers and similar publications. Acquisitions may expose the Company to particular risks, including, without limitation, diversion of management's attention, assumption of unidentified liabilities, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company's earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, sales of non-strategic properties, free cash flow, and borrowings. The Company anticipates that it will finance future acquisitions through these same resources. The Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Credit Agreement may limit the Company's ability to make acquisitions.

PRICE AND AVAILABILITY OF NEWSPRINT

        The basic raw material for newspapers is newsprint. The Company's newsprint cost (excluding paper consumed in the Company's commercial printing operations) was approximately $28 million in 2001, or approximately 7.3% of the Company's newspaper revenues. In 2001, the Company consumed approximately 47,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2001, 2000 and 1999 was $585, $565 and $510, respectively, as reported by the trade publication PULP AND PAPER WEEKLY. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases its newsprint from two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower per unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint increased approximately 9% for the fiscal year 2001, increased approximately 6% for the fiscal year 2000 and decreased approximately 13% for the fiscal year 1999. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on certain interest rate spreads applied to the LIBOR, the Prime Rate or the Federal Funds Rate, as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates and, as required by its Credit Agreement, the Company enters into certain IRPAs on a portion of its debt, which minimizes the effect of changes in variable interest rates. The Company's objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

        At December 30, 2001, the Company had in effect SWAP agreements for a notional amount of $250 million. In addition, the Company entered into a no-cost collar on November 9, 2001, for a notional amount of $170 million, which will become effective when the SWAP agreements expire in October 2002. The fair market value of the SWAP and the collar at December 30, 2001, had the SWAP and the collar been marked to market, would have resulted in a pre-tax loss of approximately $5.7 million. SWAP agreements in an aggregate notional amount of $400 million, which became effective January 29, 1999, reduced by $75 million each January beginning in January 2000. The final SWAP of $175 million expires on October 29, 2002. Assuming a 10% increase or reduction in interest rates for the year ended December 30, 2001, the effect on the Company's pre-tax earnings and cash flows would be approximately $1.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
FINANCIAL STATEMENTS:

Report of Independent Auditors...........................................    32
Consolidated Balance Sheets..............................................    33
Consolidated Statements of Income........................................    34
Consolidated Statements of Stockholders' Deficit.........................    35
Consolidated Statements of Cash Flows....................................    36
Notes to Consolidated Financial Statements...............................    37

FINANCIAL STATEMENT SCHEDULE:

Schedule II, Valuation and Qualifying Accounts...........................    50

        All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Journal Register Company


        We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company, as of December 30, 2001 and December 31, 2000 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                          /s/ ERNST & YOUNG LLP




MetroPark, New Jersey
February 4, 2002




                                                       JOURNAL REGISTER COMPANY
                                                      CONSOLIDATED BALANCE SHEETS
                                                        (Dollars in thousands)


                                                                               DECEMBER 30,           DECEMBER 31,
                                                                                   2001                   2000
                                                                            -------------------      ----------------

ASSETS
Current assets:
  Cash and cash equivalents                                                      $         110            $    6,495
  Accounts receivable, less allowance for doubtful
    accounts of $6,365 in 2001 and $3,443 in 2000                                       49,920                54,078
  Inventories                                                                            5,535                 9,104
  Deferred income taxes                                                                  3,962                 1,801
  Other currentassets                                                                    7,046                 7,881
                                                                            -------------------      ----------------
Total current assets                                                                    66,573                79,359
Property, plant and equipment:
  Land                                                                                  10,408                 8,380
  Buildings and improvements                                                            69,448                58,167
  Machinery and equipment                                                              161,784               142,849
  Construction and equipment installation in progress                                    3,373                14,445
                                                                            -------------------      ----------------
                                                                                       245,013               223,841
        Less accumulated depreciation                                                 (120,573)             (119,663)
                                                                            -------------------      ----------------
Property, plant and equipment, net                                                     124,440               104,178
Intangible assets and other assets, net of accumulated amortization
        of $70,231 in 2001 and $56,792 in 2000                                         520,158               473,813
                                                                            -------------------      ----------------
Total assets                                                                     $     711,171            $  657,350
                                                                            ===================      ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt                                           $      30,254            $   22,625
  Accounts payable                                                                      15,988                10,758
  Accrued interest                                                                       3,791                 6,155
  Deferred subscription revenue                                                          9,750                 8,529
  Accrued salaries and vacation                                                          5,266                 4,984
  Fair market value of hedges                                                            5,715                     -
  Other accrued expenses and current liabilities                                        22,367                21,116
                                                                            -------------------      ----------------
Total current liabilities                                                               93,131                74,167

Senior debt, less current maturities                                                   492,517               472,010
Deferred income taxes                                                                   35,933                29,756
Accrued retiree benefits and other liabilities                                          12,114                14,095
Income taxes payable                                                                   113,674               123,048

Commitments and contingencies Stockholders' deficit:
Common stock, $.01 par value per share, 300,000,000 shares authorized,
48,437,581 issued at December 30, 2001 and December 31, 2000                               484                   484
Additional paid-in capital                                                             358,263               358,268
Accumulated deficit                                                                   (288,643)             (366,775)
                                                                            -------------------      ----------------
                                                                                        70,104               (8,023)
   Less treasury stock, shares at cost
    2001-6,932,050; 2000-3,583,385                                                    (101,778)              (47,703)
  Accumulated other comprehensive loss, net of tax                                      (4,524)                    -
                                                                            -------------------      ----------------
Net stockholders' deficit                                                              (36,198)              (55,726)
                                                                            -------------------      ----------------
Total liabilities and stockholders' deficit                                      $     711,171            $  657,350
                                                                            ===================      ================

                                                          SEE ACCOMPANYING NOTES.


                                                  JOURNAL REGISTER COMPANY
                                             CONSOLIDATED STATEMENTS OF INCOME
                                           (In thousands, except per share data)


                                                     DECEMBER 30,        DECEMBER 31,        DECEMBER 26,
FISCAL YEAR ENDED                                        2001                2000                1999
-----------------------------------------------    -----------------   -----------------   -----------------
Revenues:
   Advertising                                         $    287,859        $    343,130        $    348,995
   Circulation                                               87,737              96,852              96,783
                                                   -----------------   -----------------   -----------------
Newspaper revenues                                          375,596             439,982             445,778
Commercial printing and other                                18,809              23,987              23,787
                                                   -----------------   -----------------   -----------------
                                                            394,405             463,969             469,565

Operating expenses:
   Salaries and employee benefits                           140,522             155,161             157,110
   Newsprint, ink and printing charges                       37,741              46,533              48,432
   Selling, general and administrative                       47,810              47,008              45,318
   Depreciation and amortization                             26,317              27,616              28,798
   Other                                                     53,474              58,395              57,975
                                                   -----------------   -----------------   -----------------
                                                            305,864             334,713             337,633
                                                   -----------------   -----------------   -----------------
Operating income                                             88,541             129,256             131,932

Other income (expense):
   Net interest expense and other                           (30,490)            (48,020)            (52,347)
   Gains on sales of newspaper properties                    32,212             180,720                   -
                                                   -----------------   -----------------   -----------------
Income before provision for income taxes and
  equity interest                                            90,263             261,956              79,585
Provision for income taxes                                   10,818              90,951              31,694
                                                   -----------------   -----------------   -----------------
Income before equity interest                                79,445             171,005              47,891
Equity interest                                              (1,313)             (1,624)               (226)
                                                   -----------------   -----------------   -----------------
Net income                                              $    78,132        $    169,381         $    47,665
                                                   =================   =================   =================

Net income per common share:
Basic                                                   $      1.85         $      3.74         $      1.02
Diluted                                                 $      1.83                3.72         $      1.02

Weighted-average shares outstanding:
Basic                                                        42,273              45,302              46,821
Diluted                                                      42,654              45,474              46,874


                                                  SEE ACCOMPANYING NOTES.



                                                        JOURNAL REGISTER COMPANY
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                (Dollars in thousands, except share data)


                                           Additional      Other                                     Total
                                 Common      Paid-in   Comprehensive   Accumulated    Treasury   Stockholders'
                                 Stock       Capital   Income (Loss)     Deficit       Stock        Deficit
                              ==================================================================================
                              ==================================================================================
Balance as of
 December 31, 1998                $  484    $358,236     $   (212)      $  (583,821)  $      --    $   (225,313)
                              ==================================================================================
Net income                                                                   47,665                     47,665
Minimum pension
  liability adjustment, net
  of tax of ($37)                                              52                                           52
                                                                                                 ---------------
Comprehensive income                                                                               $    47,717
                                                                                                 ---------------
Purchase of 2,369,200
  shares of treasury stock                                                              (29,874)       (29,874)
Exercise of stock options
  for common stock                                 8                                         79             87

                              ==================================================================================
Balance as of
  December 26, 1999               $  484    $358,244     $   (160)      $  (536,156)  $ (29,795)    $  (207,383)
                              ==================================================================================
Net income                                                                  169,381                     169,381
Minimum pension
  liability adjustment,
  net of tax of ($116)                                        160                                           160
                                                                                                 ---------------
Comprehensive income                                                                                 $  169,541
                                                                                                 ---------------
Purchase of 1,239,535
  shares of treasury stock                                                              (18,072)        (18,072)
Exercise of stock options
  for common stock                                24                                        164             188
                              ==================================================================================
Balance as of
  December 31, 2000               $  484    $358,268     $      -       $  (366,775)  $ (47,703)     $  (55,726)
                              ==================================================================================
Net income                                                                   78,132                      78,132
Minimum pension
  liability adjustment,
  net of tax of $572                                         (809)                                         (809)
Mark to market adjustment of
  fully effective hedge, net
  of tax of $2,000                                         (3,715)                                       (3,715)
                                                                                                 ---------------
Comprehensive income                                                                                  $  73,608
                                                                                                 ---------------
Purchase of  3,362,200
  shares of treasury stock                                                              (54,274)        (54,274)
Exercise of stock options
   for common stock                               (5)                                       199             194
                              ==================================================================================
Balance as of
  December 30, 2001               $  484    $358,263     $ (4,524)      $  (288,643)  $(101,778)      $ (36,198)
                              ==================================================================================


                                                         SEE ACCOMPANYING NOTES.



                                                    JOURNAL REGISTER COMPANY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Dollars in thousands)


                                                                                  DECEMBER 30      DECEMBER 31       DECEMBER 26
FISCAL YEAR ENDED                                                                     2001            2000             1999
---------------------------------------------------------------------------   ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $   78,132      $  169,381        $   47,665
Adjustments to reconcile net income to net cash provided by
 operating activities, excluding effects of acquisitions and dispositions of businesses and newspaper properties:
    Provision for losses on accounts receivable                                           4,585           4,195             4,257
    Depreciation and amortization                                                        26,317          27,616            28,798
    Net (gain) loss on disposal of property, plant and equipment                            (16)           (345)              135
    Loss on equity investment                                                             1,313           1,624               266
    Gains on sales of newspaper properties                                              (32,212)       (180,720)                -
    Accrued retiree benefits and other non-current liabilities                           (2,052)         (1,285)           (1,193)
    Increase in deferred taxes                                                            6,588          10,385             5,993
    Changes in operating assets and liabilities:
       Accounts receivable                                                                1,542         (1,483)           (10,726)
       Income taxes payable                                                              (7,784)        48,147             22,163
       Other assets and liabilities                                                       1,253        (14,600)            (6,763)
                                                                              ----------------------------------------------------
Net cash provided by operating activities                                                77,666          62,915            90,595

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                                              (34,929)        (21,550)          (18,081)
Net proceeds from sale of property, plant and equipment                                      49           1,905                22
Proceeds from sale of newspaper properties                                               54,601         216,972                 -
Purchases of businesses and equity investment                                           (77,828)         (2,121)          (14,668)
                                                                              ----------------------------------------------------
Net cash provided by (used in) investing activities                                     (58,107)         195,206          (32,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments of) long-term debt                                               28,136       (236,832)          (33,533)
Exercise of stock options for common stock                                                  194            188                87
Purchase of treasury shares                                                             (54,274)       (18,072)          (29,874)
                                                                              ----------------------------------------------------
Net cash used in financing activities                                                   (25,944)      (254,716)          (63,320)
                                                                              ----------------------------------------------------
Increase (decrease) in cash and cash equivalents                                         (6,385)          3,405           (5,452)
Cash and cash equivalents, beginning of year                                              6,495           3,090            8,542
                                                                              ----------------------------------------------------
Cash and cash equivalents, end of year                                               $      110      $    6,495        $   3,090
                                                                              ====================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                                         $    32,870     $   50,081        $  51,753
    Income taxes                                                                     $    12,015     $   32,535        $   3,574

Supplemental disclosures of non-cash activities:
   Comprehensive income (loss)-minimum pension liability and
   mark to market hedge adjustment, net of tax                                       $    (4,524)    $      160        $      52


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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Investments over which the Company does not have voting control but exerts significant influence are accounted for by the equity method. All significant intercompany activity has been eliminated.

        USE OF ESTIMATES
        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources; actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS
        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

        INVENTORIES
        Inventories, consisting of newsprint, ink and supplies, are stated at the lower of cost (primarily first-in, first-out method) or market.

        ACCOUNTING FOR STOCK OPTION PLAN
        As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Accordingly, the pro forma disclosures required by SFAS No. 123 are presented in Note 5 of these consolidated financial statements.

        LONG-LIVED ASSETS
        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of the long-lived asset is reduced by the difference between the carrying amounts and estimated fair value with a corresponding charge to expense.

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

Buildings and improvements               5 to 30 years
Machinery and equipment                  3 to 30 years

        Intangible assets recorded in connection with the acquisition of newspapers generally consist of the values assigned to subscriber lists, mastheads, and the excess of cost over the fair value of identifiable net assets of the companies acquired. These assets are carried at the lower of unamortized cost or the amount expected to be recovered by projected future operations after considering attributable general and administration expense and interest on debt allocated to the various newspapers. If, in the opinion of management, impairment in value occurs, any necessary write-downs will be charged to expense. The balance of intangible assets at December 30, 2001 and December 31, 2000 was comprised principally of debt issuance costs, subscriber lists, mastheads, and the excess cost over the fair value of identifiable net assets of companies acquired. These assets are being amortized using the straight-line method over a period of their useful life, up to 40 years (see NEW ACCOUNTING PRONOUNCEMENTS). Deferred financing cost associated with the Term Loans and the Revolving Credit Facility (as defined in Note 4, Long-Term Debt) is amortized over the terms of such loans.


        NEW ACCOUNTING PRONOUNCEMENTS
        On July 25, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted the amortization provisions of SFAS 142 which currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 in its fiscal year 2002, which began December 31, 2001. SFAS 141 was effective commencing July 1, 2001. Based on the Company's current estimates, the effect of this new standard, if applied to 2001 results, would have been to reduce pre-tax amortization expense by approximately $12 million and to raise earnings per diluted share by approximately $0.23. The Company expects to realize a similar benefit in 2002.

        In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a current impact on the Company's financial position or results of operations.

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

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        REVENUE RECOGNITION
        Revenue is earned from the sale of advertising, circulation, printing and other related activities. Deferred subscription revenue arises from subscription payments made in advance of newspaper delivery and is recognized in the period in which newspaper delivery occurs.

        SEGMENT REPORTING
        As of December 30, 2001, the Company published 23 daily newspapers and 206 non-daily publications in the United States. The Company maintains operations and local management in the markets that it serves. Newspapers are distributed through local distribution channels consisting of contract carriers and single copy outlets. The Company conducts business in one operating segment. The operating segment consists of individual operations that the executive management team reviews for purposes of assessing performance and making operational decisions. These individual operations have been aggregated into one segment because management believes it helps the users understand the Company's performance and is consistent with the manner in which the individual operations are managed. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution systems.

        CONCENTRATION OF CREDIT RISK
        Certain employees of the Company's newspapers are employed under collective bargaining agreements. No one customer accounts for more than 1% of total revenue or 2% of accounts receivable.

        DERIVATIVE RISK MANAGEMENT POLICY AND STRATEGY
        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137 and No. 138 specifies the accounting and disclosure requirements for such instruments. In accordance with these pronouncements, as of January 1, 2001, all effective hedges, as defined, are recorded as an asset or liability with a corresponding offset to other comprehensive income in the equity section of the balance sheet. Any ineffective portion of a hedging instrument or trading derivatives is recorded as an asset or liability with a corresponding charge or credit to the income statement. The information below describes the Company's derivative risk management policy and strategy as required by SFAS 133, as amended.

        In accordance with the requirements of its Credit Agreement (as defined in Note 4, Long-Term Debt) dated July 15, 1998, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

        Under the Company's current IRPAs, the Company pays or receives the differential between the variable interest rate and a fixed interest rate as determined by the IRPA. The IRPA is structured to coincide with interest payments made on the debt and is placed with large multinational banks.

        The Company currently designates its current IRPAs to be highly effective cash flow hedges. The Company measures the effectiveness of each IRPA quarterly. As specified in SFAS 133, any gain/loss on the effective portion of the IRPA is recorded in Other Comprehensive Income ("OCI") and the ineffective portion recorded directly to current earnings. Amounts in accumulated OCI are reclassified into earnings in the same period in which the hedged forecasted transactions affect earnings. In the event of the early extinguishment of a designated debt obligation, any unrealized gain or loss included in OCI is recognized in the income statement coincident with the extinguishment.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.      INTANGIBLE AND OTHER ASSETS

        Intangible and other assets as of December 30, 2001 and December 31, 2000, net of accumulated amortization, are summarized as follows:


                                                   (Dollars in Thousands)
                                                     2001           2000
                                                  -----------    -----------

    Goodwill,  mastheads, and subscriber lists      $501,785       $455,280
    Prepaid pension cost                              11,800         10,461
    Other                                              6,573          8,072
                                                  -----------    -----------
                                                    $520,158       $473,813
                                                  ===========    ===========

        Included in other assets is the Company's investment in AdOne, LLC ("AdOne"), a provider of classified advertising on the Internet. As of December 30, 2001, the Company has a 7.56% interest in AdOne. The Company applied the equity method of accounting for this investment. In the ordinary course of business, the Company has related party sales with AdOne which amounted to $4.2 and $2.7 million for the years ended December 30, 2001, and December 31, 2000, respectively.

4.      LONG-TERM DEBT

        The Company entered into a credit agreement in July 1998 with a group of lenders, led by J.P. Morgan Chase & Co. as administrative agent (the "Credit Agreement"). The Credit Agreement provided for two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively the "Term Loans") each at a face amount of $250.0 million, and a secured revolving credit facility (the "Revolving Credit Facility") of $400.0 million. Proceeds under these loan facilities were used to repay existing debt and to fund the acquisition of the Pennsylvania, New York, and Ohio newspaper businesses of The Goodson Newspaper Group (the "Goodson Acquisition") in July 1998. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500.0 million, as permitted by the administrative agent, to be repaid under conditions as defined in the agreement. To date, the Company has not drawn down on the Incremental Facility.

        Under the terms of the Company's Credit Agreement, net proceeds, as defined in the Credit Agreement, from the sale of newspaper properties which are not reinvested within 365 days must be used to prepay debt. Accordingly, the Company's excess borrowing capacity under the Term Loans was reduced in the first quarter of 2002 by approximately $30 million in connection with the Company's January 2001 sale of two of its Ohio newspaper properties. The Company's long-term debt as of December 30, 2001 and December 31, 2000 was comprised of the following:

                                     (Dollars in thousands)
                                   2001                    2000
                               --------------          -------------
Term Loan A                     $  179,064              $  231,250
Term Loan B                        212,524                 249,250
Revolving Credit Facility          131,183                  14,135
                               --------------          -------------
Total Long-term debt               522,771                 494,635
Less Current Portion               (30,254)                (22,625)
                               --------------          -------------
                                $  492,517              $  472,010
                               ==============          =============

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.      LONG-TERM DEBT (CONTINUED)

        The Term Loan A Facility matures on March 31, 2006 and is repayable in quarterly installments, which commenced on June 30, 2000. The Term Loan B Facility matures on September 30, 2006 and is repayable in quarterly installments, which commenced on June 30, 2000. The remaining aggregate annual maturities payable under the Term Loans are as follows:

FISCAL YEAR                                         (Dollars in thousands)
-----------
2002..............................................        $  30,254
2003..............................................           35,599
2004..............................................           40,944
2005..............................................           69,915
2006..............................................          214,876

        The Revolving Credit Facility is available until March 31, 2006. Availability will be reduced by consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006, in an aggregate amount for each twelve-month period commencing on the dates set forth below, equal to the amount set forth opposite such date (with reductions during each such period being equal in amount):

                                                       PRINCIPAL AMOUNT
                                                       ----------------
                                                    (Dollars in thousands)

June 30, 2002......................................          $  55,000
June 30, 2003......................................             65,000
June 30, 2004......................................            100,000
June 30, 2005......................................            180,000

        The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, which may restrict among other things, the Company's ability to declare dividends, purchase treasury stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

        The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4% to 1/2% above LIBOR (as defined in the Credit Agreement) or (ii) 1/2% to 0% above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2% above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced as such ratio declines. Capitalized interest for the years ended December 30, 2001 and December 31, 2000 was $1.3 million and $601,000, respectively. There was no capitalized interest for the year ended December 26, 1999. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

         An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375% to 0.250% based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At December 30, 2001, the Company's commitment fee was 0.250%.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  LONG-TERM DEBT (CONTINUED)

        The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. To fulfill this requirement, the Company participates in certain IRPAs whereby the Company has assumed a fixed rate of interest and a counter party has assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. IRPAs currently in place as of December 30, 2001 included SWAP agreements with notional principal amounts of $75 million and $175 million and expire on January 29, 2002 and October 29, 2002, respectively. The fixed interest rates of these IRPAs at December 30, 2001 are approximately 5.85%.

        The Company's weighted-average effective interest rate was approximately 6.25% for the fiscal year ended December 30, 2001. This interest rate includes a $3.6 million pre-tax charge realized and reported as a component of interest expense for the Interest Rate Protection Agreements in place during 2001.

        In addition to IRPAs noted above, the Company entered into a no cost interest rate collar hedge ("the collar") on November 9, 2001. The collar establishes an interest rate ceiling ("CAP") and an interest rate floor at no cost to the Company. The CAP on the Company's collar is 6 percent and the floor averages approximately 2.66 percent and is based upon the 90-day LIBOR. In the event the 90-day LIBOR exceeds 6 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 6 percent CAP. If the 90-day LIBOR is lower than the 2.66 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. The collar is effective on October 29, 2002 beginning at a notional amount of $170 million. The collar amortizes over two years to a notional amount of $135 million and terminates on October 29, 2004.

        From time to time, the Company may enter into additional IRPAs. The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

        As of January 1, 2001, the Company adopted the Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended. Upon adoption of SFAS 133, the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss. Accordingly, on January 1, 2001, the Company recorded a deferred pre-tax transition gain of $198,600 ($120,000 after-tax) as an adjustment to OCI. The interest rate SWAPs were fully effective in hedging the changes in cash flows related to the debt obligation during the year ending December 30, 2001. The total deferred loss reported in OCI as of December 30, 2001 was approximately $3.7 million (net of $2.0 million of deferred taxes).

        As of December 30, 2001, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $522.8 million, of which $131.2 million was outstanding under the Revolving Credit Facility and $391.6 million was outstanding under the Term Loans. There were $101.3 million of unused and available Revolving Credit Facility funds subject to the terms of the Credit Agreement at December 30, 2001.

5.  STOCK PLANS

        STOCK INCENTIVE PLAN
        During 1997, the Company's Board of Directors (the "Board") adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan, as amended on March 27, 2001, authorizes the granting of up to 6,383,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) performance units to such directors, officers and other employees of, and

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  STOCK PLANS (CONTINUED)

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



                                             December 30,                  December 31,                December 26,
                                                 2001                          2000                        1999
                                        -----------------------       ----------------------       --------------------
                                                      Weighted-                      Weighted-                 Weighted-
                                                       Average                       Average                    Average
                                                       Exercise                      Exercise                   Exercise
                                        Options         Price           Options       Price          Options     Price
                                        -------         -----           -------       -----          -------     -----
Outstanding-beginning of year           3,968,367      $17.28         3,317,281      $18.00         2,587,167   $19.27
Granted                                   726,075      $15.86           874,950      $14.66           967,200   $14.72
Exercised                                  13,535      $14.29            18,933      $14.23             6,247   $14.00
Forfeited                                 125,234      $17.23           204,931      $17.47           230,839   $19.14
                                        ---------                     ---------                     ---------
Outstanding-end of year                 4,555,673      $17.06         3,968,367      $17.28         3,317,281   $18.00
                                        =========                     =========                     =========

Exercisable at end of year              2,102,311      $17.93         1,371,601      $18.30         786,616     $18.55
Weighted-average fair value of
  options granted during the
  year                                      $5.76                         $8.33                       $7.95


        Exercise prices for options outstanding as of December 30, 2001 ranged from $14.00 to $22.50 per share. The weighted-average remaining contractual life of those options is 7.1 years.

        As permitted under SFAS 123, the Company discloses pro forma net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 5.32%, 5.16% and 6.51%, and expected common stock market price volatility factors of 0.19, 0.48 and 0.41 for the years 2001, 2000 and 1999, respectively. A seven-year weighted average expected life of each option granted and no dividend yield was assumed.

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

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's fiscal year pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS 123, are as follows:

5.      STOCK PLANS (CONTINUED)


                                                                     (In thousands, except per share amounts)
                                                               December 30,         December 31,       December 26,
                                                                    2001                 2000              1999
                                                              ----------------     ---------------    ----------------

Net income attributable to common stockholder:
     As reported                                                      $78,132            $169,381            $ 47,665
     Pro forma                                                         73,905             165,776              44,619

Net income per share:
     As reported:
         Basic                                                         $ 1.85             $  3.74             $  1.02
         Diluted                                                         1.83                3.72                1.02
     Pro forma:
         Basic                                                          $1.75             $  3.66             $   .95
         Diluted                                                         1.73             $  3.65                 .95


        STOCK RIGHTS PLAN
        Effective July 17, 2001, the Company adopted a Stockholder Rights Plan (the "Plan") and declared a dividend of one preferred share purchase right (the "Rights") on each outstanding share of the Company's common stock held by stockholders of record on July 27, 2001. The rights are exercisable if a person or group acquires 15% or more of the Company's common stock, or commences a tender offer with that goal. The rights will expire July 27, 2011.

6.      EARNINGS PER COMMON SHARE

        The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

                                                                             (In thousands)
                                                             December 30,       December 31,     December 26,
                                                                 2001               2000             1999
                                                           -----------------   ---------------  ---------------
Weighted-average shares for basic earnings per share               42,273             45,302           46,821
Effect of dilutive securities:
    Employee stock options                                            381                172               53
                                                           -----------------   ---------------  ---------------
Adjusted weighted-average shares for diluted
    earnings per share                                             42,654             45,474           46,874
                                                           =================   ===============  ===============



        Options to purchase the Company's common stock that were not included in the computation of the diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during:

              Fiscal               Options
               Year             (In thousands)         Exercise Price Range
               ----             --------------         --------------------
               2001                 1,497                $17.00 to $22.50
               2000                 1,533                $15.94 to $22.50
               1999                 1,615                $17.63 to $22.50

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.      PENSION AND POST-RETIREMENT PLANS

        The Company and its subsidiaries maintain defined benefit pension plans, certain of which are successors to prior plans. The benefits are based on years of service and employee compensation, primarily on career average pay. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using assumptions that differ from those used for financial reporting. Assets of the plans consist principally of short-term investments, annuity contracts, equity securities and corporate and U.S. Government obligations. The Company uses September 30 to measure the value of pension plan assets and liabilities. Certain of the Company's subsidiaries provide retiree health and life insurance benefits. The following table sets forth the plans' funded status and the amount recognized in the Company's consolidated balance sheet:

                                                                            (Dollars in thousands)
                                                              Pension Benefits                  Post-Retirement Benefits
                                                              ----------------                  ------------------------
                                                            2001              2000              2001                2000
                                                            ----              ----              ----                ----
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year              $   73,736          $ 71,877            $  4,970      $      7,160
   Service cost                                              1,517             1,755                   6                16
   Interest cost                                             5,537             5,304                 366               538
   Actuarial (gain) loss                                     2,907             (554)                 132            (2,518)
   Benefits paid                                            (5,135)          (4,615)                (486)             (477)
   Curtailments/Divestitures/Other                               -              (31)                 -                 251
                                                    ---------------   ---------------   -----------------   ----------------
   Benefit obligation at end of year                    $   78,562          $ 73,736             $ 4,988      $      4,970
CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning of year       $  100,643          $ 88,574             $  -         $        -
   Actual return (loss) on plan assets                     (11,559)           16,582                -                  -
   Employer contributions                                       24               102                 486               477
   Benefits paid                                            (5,135)           (4,615)               (486)             (477)
                                                    ---------------   ---------------   -----------------   ----------------
   Fair value of plan assets at end of year             $   83,973          $100,643             $  -         $         -
RECONCILIATION OF FUNDED STATUS
   Funded status                                        $    5,411          $ 26,907             $(4,988)     $     (4,970)
   Unrecognized net:
        Transition (asset)/obligation                          (80)               28                 N/A               N/A
        Prior service cost                                  (1,816)          (2,172)                (345)             (437)
        (Gain) loss                                          9,666          (14,008)              (2,538)           (2,784)
   Contributions after measurement date                          -               12                  N/A               N/A
                                                    ---------------   ---------------   -----------------   ----------------
   Net amount recognized                                $   13,181          $10,767              $(7,871)     $     (8,191)
AMOUNTS RECOGNIZED IN STATEMENT OF FINANCIAL
   POSITION
   Prepaid benefit cost                                 $   12,859          $10,815              $   N/A      $        N/A
   Accrued benefit liability                                (1,059)             (48)              (7,871)           (8,191)
    Adjustment required to recognize minimum
         liability                                               -                -                  N/A               N/A
   Accumulated other comprehensive loss                       1,381               -                  N/A               N/A
                                                    ---------------   ---------------   -----------------   ----------------
   Net amount recognized                                $    13,181         $ 10,767             $(7,871)     $     (8,191)
SEPARATE DISCLOSURES FOR PENSION PLANS WITH
   ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF
   PLAN ASSETS
   Projected benefit obligation at end of year          $     8,260         $     -                  N/A               N/A
   Accumulated benefit obligation at end of year        $     7,569         $     -                  N/A               N/A
   Fair value of assets at end of year                  $     6,511         $     -                  N/A               N/A


                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.      PENSION AND POST-RETIREMENT PLANS (CONTINUED)

                                                                            (Dollars in thousands)
                                                                Pension Benefits           Post-Retirement Benefits
                                                                ----------------         --------------------------
                                                              2001           2000            2001           2000
                                                              ----           ----            ----           ----
COMPONENTS OF NET PERIODIC BENEFIT COST
   Service cost                                             $ 1,517       $  1,755         $      6       $   16
Interest cost                                                 5,537          5,304              366          538
Expected return on plan assets                               (8,856)        (7,785)               -            -
Amortization of net:
       Transition obligation                                    108            108                -            -
       Prior service cost                                      (356)          (355)             (93)         (92)
       (Gain)/loss                                             (352)            35             (395)         (39)
                                                           ------------   ------------   -------------   ------------
Net periodic benefit (income) expense                       $ (2,402)      $  (938)         $  (116)       $ 423

ACTUARIAL ASSUMPTIONS (WEIGHTED AVERAGE)
   Discount rate                                              7.50%          7.75%          7.50%           7.75%
   Expected long-term return on plan assets                   9.00%          9.00%           N/A             N/A
   Rate of compensation increase                              3.00%          3.00%          3.00%           3.00%
   Rate of increase in health benefit costs                    N/A            N/A           6.50%           6.50%

EFFECTS OF A CHANGE IN THE ASSUMED RATE OF
  HEALTH BENEFIT COSTS
   Effect of a 1% increase on:
Total of service cost and interest cost                        N/A            N/A            $   36        $  36
Post-retirement benefit obligation                             N/A            N/A            $  452        $ 450
   Effect of a 1% decrease on:
Total of service cost and interest cost                        N/A            N/A            $  (31)       $ (29)
Post-retirement benefit obligation                             N/A            N/A            $ (386)       $ 385)



        The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants' salaries and amounted to approximately $570,800, $668,300 and $706,000 in fiscal years 2001, 2000 and 1999, respectively. The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $180,300, $178,100 and $160,000 in fiscal years 2001, 2000 and 1999, respectively.

8.      INCOME TAXES

        The annual provision for taxes on income, in thousands, is as follows:

                                                                  December 30,        December 31,        December 26,
                                                                      2001                2000                1999
                                                                 ----------------    ----------------   -----------------
Current tax expense (benefit):
   Federal                                                            $   4,484            $ 73,851           $ 23,592
   State                                                                  (253)               6,831              2,145
                                                                 ----------------    ----------------   -----------------
Total current                                                             4,231              80,682             25,737
Deferred tax expense:
   Federal                                                                5,450               6,577              5,244
   State                                                                  1,137               3,692                713
                                                                 ----------------    ----------------   -----------------
Total deferred                                                            6,587              10,269              5,957
                                                                 ----------------    ----------------   -----------------
Total provision for taxes                                              $ 10,818            $ 90,951           $ 31,694
                                                                 ================    ================   =================

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.      INCOME TAXES (CONTINUED)

        The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense, in thousands for the years presented, is as follows:

                                                                  December 30,        December 31,      December 26,
                                                                      2001                2000              1999
                                                                 ---------------     ----------------  ----------------
Tax at U.S. statutory rates                                            $ 31,592           $ 91,685           $ 27,855
State taxes, net of federal tax benefit                                     575              6,840              1,858
Tax basis in excess of Book basis on sales                              (21,182)                 -                  -
Reversal of excess tax accruals                                          (1,825)            (7,993)                 -
Non-deductible goodwill amortization                                      1,982              2,003              1,976
Other                                                                     (324)             (1,584)                 5
                                                                 ---------------     ----------------  ----------------
                                                                       $ 10,818           $ 90,951           $ 31,694
                                                                 ===============     ================  ================


        State net operating loss carryforwards were utilized as follows: $6.2 million in 2001, $235.0 million in 2000 and $12.4 million in 1999. At December 30, 2001, certain subsidiaries had net operating loss carryforwards available ranging from approximately $693,000 to $131.9 million in various state and local jurisdictions, which expire in various years through 2021. Substantial portions of the related deferred tax assets are offset by valuation allowances.

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets, in thousands, are as follows:

                                              December 30,         December 31,
                                                 2001                 2000
                                            ---------------      ---------------
Deferred tax liabilities:
Property, plant and equipment                  $ 12,948             $ 12,212
Intangibles                                      23,472               18,592
Retiree benefits                                  1,923                  892
                                            ---------------      ---------------
Total deferred tax liabilities                   38,343               31,696

Deferred tax assets:
Net operating loss carryforwards                  5,155                2,190
Other comprehensive income                        2,572                    -
Other                                             3,640                3,505
                                            ---------------      ---------------
Total deferred tax assets                        11,367                5,695
Valuation allowance                              (4,995)              (1,954)
                                            ---------------      ---------------
Net deferred tax assets                           6,372                3,741
                                            ---------------      ---------------
Net deferred tax liabilities                   $ 31,971             $ 27,955
                                            ===============      ===============

        The Company's valuation allowances for deferred tax assets increased by $3.0 million in 2001, and decreased by $416,000 in 2000. The Company's federal income tax returns have not been examined by the Internal Revenue Service.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.      COMMITMENTS AND CONTINGENCIES

        The Company leases office space and equipment under noncancellable operating leases. These leases contain several renewal options for periods up to five years. The Company's future minimum lease payments under noncancellable operating leases at December 30, 2001 are as follows:

                                                        (In thousands)
                    2002...............................     $2,117
                    2003...............................      1,721
                    2004...............................      1,348
                    2005...............................        824
                    2006...............................        256

        Total rent expense was $3.1 million, $3.0 million and $3.3 million for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively.

        The Company is involved in certain litigation matters that have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings should not have a material adverse impact on the Company's financial position or results of operations.

10.     ACQUISITIONS AND DISPOSITIONS

        The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to the finalization of customary purchase price adjustments and closing costs within one year from the date of acquisition or disposition. Proceeds from the sales of newspaper properties in 2001 and 2000 were used to reduce the Company's outstanding debt, purchase treasury shares, consummation of strategic acquisitions, and for general corporate purposes.

      On October 25, 2001, the Company completed the acquisition of THE LITCHFIELD COUNTY TIMES, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 15,000. The acquisition also includes three lifestyle magazines serving Connecticut and New York, with total monthly distribution of approximately 90,000. On September 14, 2001, the Company completed the acquisition of the assets of THE REPORTER, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Total distribution of the two non-daily publications included in this purchase is approximately 26,000. On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group operations, which is based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of these 24 non-daily publications is approximately 283,000. On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. Total non-daily distribution of the 13 publications acquired is approximately 90,000.

        On January 31, 2001, the Company completed the sale of the assets of THE TIMES REPORTER, Dover/New Philadelphia, Ohio (including Midwest Offset, one of the Company's commercial printing companies), and THE INDEPENDENT, Massillon, Ohio and reported a pre-tax gain of $32.2 million on the sale ($42.1 million gain after-tax).

        On October 24, 2000, the Company sold substantially all the assets of its Alton, Illinois newspaper, THE TELEGRAPH ("Alton") and reported a pre-tax gain of $39.6 million on the sale ($24.6 million after-tax). On August 10, 2000, the Company completed its sale of substantially all of the assets of the Suburban Newspapers of Greater St. Louis and all of the issued and outstanding capital stock of The Ladue News, Inc. (collectively, "St. Louis"). The Suburban Newspapers of Greater St. Louis consisted of 38 free and 2 paid weekly newspapers with a non-daily distribution of approximately 1.6 million in the greater St. Louis area. The Ladue News published a weekly newspaper serving approximately 40,000 households in St. Louis. The Company reported a pre-tax gain of $141.1 million ($88.4 million after-tax).

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of the quarterly results of operations for years ended December 30, 2001 and December 31, 2000:


                                                     1st                  2nd                   3rd                 4th
                                                   Quarter              Quarter               Quarter             Quarter
                                              ------------------   -------------------   ------------------   -----------------
                                                              (In thousands, except per share data)

2001(1)(2)
--------------------
Revenues                                             $   94,937            $   98,702           $   97,618          $  103,148
Operating income                                         20,861                25,256               19,596              22,828
Net income                                               49,405                10,394                8,867               9,466

Net income per common share:
     Basic                                           $    1.12             $    0.25            $    0.21           $    0.23
     Diluted                                              1.12                  0.25                 0.21                0.23

2000(1)(3)
--------------------
Revenues                                             $  113,207            $  124,093           $  112,943          $  113,726
Operating income                                         27,821                37,470               31,147              32,818
Net income                                                8,472                14,285              108,073              38,551

Net income per common share:
     Basic                                           $    0.19             $    0.32            $    2.39           $    0.85
     Diluted                                              0.19                  0.32                 2.37                0.85


------------------

(1) The amounts reported above include operating results of acquisitions and dispositions for the period the operations were owned by the Company (see Note 10, Acquisitions and Dispositions).

(2) Net income and net income per common share for the first quarter include an after-tax gain of $42.1 million on the sale of THE TIMES REPORTER, Dover/New Philadelphia, Ohio, and THE INDEPENDENT, Massillon, Ohio.

(3) Net income and net income per common share include after-tax gains of $88.4 million and $24.6 million on the sale of St. Louis and Alton in the third and fourth quarters of 2000, respectively.

                            JOURNAL REGISTER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                           Balance at
                                          Beginning                         Charges to                      Balance at
                                              of                             Costs and                        End of
             Description                     Period       Adjustments(1)     Expenses       Deductions(2)     Period
---------------------------------------   -------------  -----------------  ------------  ------------------------------
YEAR ENDED DECEMBER 30, 2001
Allowance for doubtful accounts            $ 3,443        $       656        $   4,585     $      2,319      $  6,365
Valuation allowance for deferred
   tax assets                              $ 1,954        $         -        $   3,041     $          -      $  4,995

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts            $ 6,293        $      (604)       $   4,195     $      6,441      $  3,443
Valuation allowance for deferred
   tax assets                              $ 2,370        $         -        $       -     $        416      $  1,954

YEAR ENDED DECEMBER 26, 1999
Allowance for doubtful accounts            $ 4,632        $       141        $   4,257     $       2,737     $  6,293
Valuation allowance for deferred
   tax assets                              $ 1,082        $         -        $   1,288     $           -     $  2,370


---------------------------



(1) Allowance for doubtful account adjustments related to acquisitions and dispositions in the respective years. See Note 10 to the consolidated financial statements for discussion of acquisitions and dispositions.

(2) Includes the write-off of uncollectable accounts and a reduction in the valuation allowance for deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information with respect to executive officers of the Company is presented in Part I of this Report under the caption "Executive Officers of the Registrant."

        The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

        Information appearing under the caption "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information appearing under the caption "Certain Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     1. FINANCIAL STATEMENTS.

        The financial statements are included in Part II, Item 8 of this Report.

        2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED.

        Schedule of Valuation and Qualifying Accounts on Schedule II is included in Part II, Item 8 of this report.

        All other schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or related notes.

(b)     REPORTS ON FORM 8-K.

        None.

(c)     INDEX TO EXHIBITS.

        The following is a list of all Exhibits filed as part of this Report:

      Exhibit No.                                  Description
      -----------                                  -----------

       *2.1               Master Agreement, dated as of May 17, 1998, by and
                          among each of the persons listed on Annex A and Annex
                          B thereto, Richard G. Schneidman, as Designated
                          Stockholder, and the Company (filed as Exhibit 99.2 to
                          the Company's Current Report on Form 8-K/A, dated June
                          30, 1998, File No. 1-12955).
       *3.1               Amended and Restated Certificate of Incorporation
                          (filed as Exhibit 3(i) to the Company's Form 10-Q/A
                          Amendment No. 1 for the fiscal quarter ended June 30,
                          1997, File No. 1-12955 (the "June 1997 Form 10-Q")).
       *3.2               Amended and Restated By-laws (filed as Exhibit 3(ii)
                          to the Company's Form 10-Q for the fiscal quarter
                          ended September 30, 1999, File No. 1-12955 (the
                          "September 1999 Form 10-Q)).
       *4.1               Company Common Stock Certificate (filed as Exhibit 4.1
                          the Company's Registration Statement on Form S-1,
                          Registration No. 333-23425 (the "Form S-1")).
        4.2               Rights Agreement dated as of July 17, 2001 between the
                          Company and the Bank of New York, as Rights Agent
                          (filed as Exhibit 4.1 to the Company's Report on Form
                          8-K dated July 18, 2001, File No. 1-12955).
      *10.1(a)            1997 Stock Incentive Plan (filed as Exhibit 10.2 to
                          the June 1997 Form 10-Q). +
     **10.1(b)            Amendment to the 1997 Stock Incentive Plan. +
      *10.2               Management Bonus Plan (filed as Exhibit 10.3 to the
                          June 1997 Form 10-Q).+
      *10.3               Supplemental 401(k) Plan (filed as Exhibit 10.4 to the
                          Form S-1).+
      *10.4               Voting Agreement by and among Journal Register
                          Company, Warburg, Pincus Capital Company, L.P.,
                          Warburg, Pincus Capital Partners, L.P. and Warburg,
                          Pincus Investors, L.P. (filed as Exhibit 10.5 to the
                          June 1997 Form 10-Q).
      *10.5               Registration Rights Agreement by and among Journal
                          Register Company, Warburg, Pincus Capital Company,
                          L.P., Warburg, Pincus Capital Partners, L.P. and
                          Warburg, Pincus Investors, L.P. (filed as Exhibit 10.6
                          to the June 1997 Form 10-Q).
      *10.6               Credit Agreement among Journal Register Company, each
                          of the banks and other financial institutions that is
                          a signatory thereto or which, pursuant to Section 2.01
                          (c) or Section (b) thereto, becomes a "Lender"
                          thereunder and the Chase Manhattan Bank, as
                          administrative agent for the lenders (filed as Exhibit
                          10.7 to the September 1999 Form 10-Q).
     **10.7               Executive Incentive Compensation Plan. +
     **10.8               Employment Agreement by and between Journal Register
                          Company and Robert M. Jelenic dated October 10,
                          2001. +
     **10.9               Employment Agreement by and between Journal Register
                          Company and Jean B. Clifton dated October 10, 2001. +
     **21.1               Subsidiaries of Journal Register Company.
     **23.1               Consent of Ernst & Young LLP.
     **24                 Power of Attorney (appears on signature page).


--------------------

   +   Management contract or compensatory plan or arrangement.
   *   Incorporated by reference.
   **  Filed herewith.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 28th day of March 2002.

                             JOURNAL REGISTER COMPANY


                             By:/S/ ROBERT M. JELENIC
                                ------------------------------------------------
                                 Robert M. Jelenic
                                 Chairman, President and Chief Executive Officer


        KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Robert M. Jelenic and Jean B. Clifton his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March 2002.



                         SIGNATURE                                                   TITLE(S)
                         ---------                                                   --------
         /S/ ROBERT M. JELENIC                               Chairman, President, Chief Executive Officer and
-----------------------------------------------------
                  Robert M. Jelenic                          Director (Principal Executive Officer)

         /S/ JEAN B. CLIFTON                                 Executive Vice President, Chief Financial Officer
-----------------------------------------------------
                  Jean B. Clifton                            (Principal Financial and Accounting Officer), Secretary
                                                             and Director

         /S/ JOHN L. VOGELSTEIN                              Director
-----------------------------------------------------
                  John L. Vogelstein

         /S/ ERROL M. COOK                                   Director
-----------------------------------------------------
                  Errol M. Cook

         /S/ GARY D. NUSBAUM                                 Director
-----------------------------------------------------
                  Gary D. Nusbaum

         /S/ JOHN R. PURCELL                                 Director
-----------------------------------------------------
                  John R. Purcell

         /S/ JOSEPH A. LAWRENCE                              Director
-----------------------------------------------------
                  Joseph A. Lawrence

         /S/ BURTON B. STANIAR                               Director
-----------------------------------------------------
                  Burton B. Staniar


                                  EXHIBIT INDEX


      Exhibit No.                      Description of Exhibit
      -----------                      ----------------------

       *2.1               Master Agreement, dated as of May 17, 1998, by and
                          among each of the persons listed on Annex A and Annex
                          B thereto, Richard G. Schneidman, as Designated
                          Stockholder, and the Company (filed as Exhibit 99.2 to
                          the Company's Current Report on Form 8-K/A, dated June
                          30, 1998, File No. 1-12955).
       *3.1               Amended and Restated Certificate of Incorporation
                          (filed as Exhibit 3(i) to the Company's Form 10-Q/A
                          Amendment No. 1 for the fiscal quarter ended June 30,
                          1997, File No. 1-12955 (the "June 1997 Form 10-Q")).
       *3.2               Amended and Restated By-laws (filed as Exhibit 3(ii)
                          to the Company's Form 10-Q for the fiscal quarter
                          ended September 30, 1999, File No. 1-12955 (the
                          "September 1999 Form 10-Q)).
       *4.1               Company Common Stock Certificate (filed as Exhibit 4.1
                          the Company's Registration Statement on Form S-1,
                          Registration No. 333-23425 (the "Form S-1")).
        4.2               Rights Agreement dated as of July 17, 2001 between the
                          Company and the Bank of New York, as Rights Agent
                          (filed as Exhibit 4.1 to the Company's Report on Form
                          8-K dated July 18, 2001, File No. 1-12955).
      *10.1(a)            1997 Stock Incentive Plan (filed as Exhibit 10.2 to
                          the June 1997 Form 10-Q).+
     **10.1(b)            Amendment to the 1997 Stock Incentive Plan.+
      *10.2               Management Bonus Plan (filed as Exhibit 10.3 to the
                          June 1997 Form 10-Q). +
      *10.3               Supplemental 401(k) Plan (filed as Exhibit 10.4 to the
                          Form S-1). +
      *10.4               Voting Agreement by and among Journal Register
                          Company, Warburg, Pincus Capital Company, L.P.,
                          Warburg, Pincus Capital Partners, L.P. and Warburg,
                          Pincus Investors, L.P. (filed as Exhibit 10.5 to the
                          June 1997 Form 10-Q).
      *10.5               Registration Rights Agreement by and among Journal
                          Register Company, Warburg, Pincus Capital Company,
                          L.P., Warburg, Pincus Capital Partners, L.P. and
                          Warburg, Pincus Investors, L.P. (filed as Exhibit 10.6
                          to the June 1997 Form 10-Q).
      *10.6               Credit Agreement among Journal Register Company, each
                          of the banks and other financial institutions that is
                          a signatory thereto or which, pursuant to Section 2.01
                          (c) or Section (b) thereto, becomes a "Lender"
                          thereunder and the Chase Manhattan Bank, as
                          administrative agent for the lenders (filed as Exhibit
                          10.7 to the September 1999 Form 10-Q).
     **10.7               Executive Incentive Compensation Plan. +
     **10.8               Employment Agreement by and between Journal Register
                          Company and Robert M. Jelenic dated October 10,
                          2001. +
     **10.9               Employment Agreement by and between Journal Register
                          Company and Jean B. Clifton dated October 10, 2001. +
     **21.1               Subsidiaries of Journal Register Company.
     **23.1               Consent of Ernst & Young LLP.
     **24                 Power of Attorney (appears on signature page).

-------------------
   +   Management contract or compensatory plan or arrangement.
   *   Incorporated by reference.
   **  Filed herewith.

                                                                    EXHIBIT 21.1
                                                                    ------------


                LIST OF SUBSIDIARIES OF JOURNAL REGISTER COMPANY

The following is a list of the corporations that are subsidiaries of Journal Register Company, a Delaware corporation. If indented, the corporation listed is a wholly-owned subsidiary of the corporation under which it is listed.

                                                State of            (1) Number of
Name of Corporation                             Incorporation       Owned Subsidiaries
-------------------                             -------------       ------------------
Journal News, Inc.                               Delaware

    Journal Register East, Inc.                  Delaware            20

        Northeast Publishing Company, Inc.       Delaware            11

    Chanry Media, Inc.                           Delaware            8

    Register Company, Inc.                       Delaware

    JRC.com, LLC                                 Delaware

INSI Holdings, Inc.                              Delaware            2

                                                                    EXHIBIT 23.1


                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (No 333-27555) pertaining to the 1997 Stock Incentive Plan of Journal Register Company of our report dated February 4, 2002, with respect to the consolidated financial statements and schedule of Journal Register Company included in the Annual Report on Form 10-K of Journal Register Company for the year ended December 30, 2001.


                                            /S/ ERNST & YOUNG LLP
                                            ---------------------

MetroPark, New Jersey
March 21, 2002