Form 10-K/A
period 2001-12-30
JOURNAL REGISTER CO
filed 2002-04-05
CIK 1035815

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-K/A

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
           |X| AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2001

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-12955

                            JOURNAL REGISTER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       22-3498615
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                              50 WEST STATE STREET
                         TRENTON, NEW JERSEY 08608-1298
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       Registrant's telephone number, including area code: (609) 396-2200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                             ON WHICH REGISTERED
         -------------------                             -------------------
         Common Stock, par value $0.01 per share         New York Stock Exchange

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

================================================================================

                              EXPLANATORY STATEMENT

         This Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (the "Form 10-K") is being filed for the purpose of correcting two typographical errors. The two typographical errors, both included in Item 6, are (i) total operating expenses for the year ended December 30, 2001, currently provided as "$305,804," should be replaced by "$305,864" and (ii) "Equity interest" for the year ended December 31, 2000, currently provided as "$(1,625)," should be replaced by "$(1,624)." No other changes are being made by means of this filing.

         The Company hereby amends Item 6 of the Form 10-K as follows:

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data (except number of newspapers) has been derived from the audited financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report:

                                                              YEAR ENDED     YEAR ENDED    YEAR ENDED               YEAR ENDED
                                                             DECEMBER 30,   DECEMBER 31,  DECEMBER 26,             DECEMBER 31,
                                                                                                         ---------------------------
                                                                 2001         2000(1)        1999(2)          1998          1997
                                                             -----------    -----------   -----------    ------------   ------------
                                                           (Dollars in thousands, except per share amounts and number of newspapers)
STATEMENT OF INCOME DATA:
Revenues:
      Advertising........................................   $ 287,859     $  343,130     $  348,995     $   312,908      $ 266,914
      Circulation........................................      87,737         96,852         96,783          89,388         80,211
                                                             --------       --------       --------       ---------       --------
Newspaper revenues.......................................     375,596        439,982        445,778         402,296        347,125
Commercial printing and other............................      18,809         23,987         23,787          24,484         12,282
                                                             --------       --------       --------       ---------       --------
                                                              394,405        463,969        469,565         426,780        359,407
Operating expenses:
      Salaries and employee benefits.....................     140,522        155,161        157,110         139,216        114,302
      Newsprint, ink and printing charges................      37,741         46,533         48,432          53,594         40,452
      Selling, general and administrative................      47,810         47,008         45,318          39,047         30,450
      Depreciation and amortization......................      26,317         27,616         28,798          23,844         20,480
      Other..............................................      53,474         58,395         57,975          52,012         40,783
      Special charge(3)..................................           -              -              -               -         31,899
                                                             --------       --------       --------       ---------       --------
                                                              305,864        334,713        337,663         307,713        278,366
                                                             --------       --------       --------       ---------       --------
Operating income.........................................      88,541        129,256        131,932         119,067         81,041
Net interest and other expense...........................     (30,490)       (48,020)       (52,347)        (45,321)       (42,288)
Gain on sale of newspaper properties.....................      32,212        180,720              -               -              -
                                                             --------       --------       --------       ---------       --------
Income before provision for income taxes,
      equity interest and extraordinary item.............      90,263        261,956         79,585          73,746         38,753
Provision for income taxes...............................      10,818         90,951         31,694          28,112         15,784
                                                             --------       --------       --------       ---------       --------
Income before extraordinary item
      and equity interest................................      79,445        171,005         47,891          45,634         22,969
Equity interest..........................................      (1,313)        (1,624)          (226)              -              -
                                                             --------       --------       --------       ---------       --------
Income before extraordinary item.........................      78,132        169,381         47,665          45,634         22,969
Extraordinary item (4)...................................           -              -              -          (4,495)             -
                                                             --------       --------       --------       ---------       --------
Net income...............................................   $  78,132     $  169,381     $   47,665     $    41,139      $  22,969
                                                             ========       ========       ========       =========       ========
Income before extraordinary item per common share:
      Basic..............................................   $    1.85     $     3.74     $     1.02     $      0.94      $    0.51
      Diluted............................................   $    1.83     $     3.72     $     1.02     $      0.94      $    0.51
Net income per common share:
      Basic..............................................   $    1.85     $     3.74     $     1.02     $      0.85      $    0.51
      Diluted............................................   $    1.83     $     3.72     $     1.02     $      0.85      $    0.51

                                                              YEAR ENDED     YEAR ENDED    YEAR ENDED               YEAR ENDED
                                                             DECEMBER 30,   DECEMBER 31,  DECEMBER 26,             DECEMBER 31,
                                                                                                         ---------------------------
                                                                 2001         2000(1)        1999(2)          1998          1997
                                                             -----------    -----------   -----------    ------------   ------------
                                                           (Dollars in thousands, except per share amounts and number of newspapers)
OTHER DATA:
EBITDA(5)(6).............................................   $ 114,858     $  156,871     $  160,730     $   146,706      $ 133,420
EBITDA Margin(5)(6)......................................        29.1%          33.8%          34.2%           34.4%          37.1%
Tangible net income, as adjusted(5)(6)...................   $  46,641     $   60,960     $   58,887     $    55,537      $  46,042
Tangible net income, as adjusted, per common share(5)(6).   $    1.09     $     1.34     $     1.26     $      1.14      $    1.02

Capital expenditures(7)..................................   $  34,929     $   21,550     $   18,081     $    14,353      $   9,727
Net cash provided by (used in):
      Operating activities...............................   $  77,666     $   62,915     $   90,595     $    80,344      $  66,030
      Investing activities...............................   $ (58,107)    $  195,206     $  (32,727)    $  (354,213)     $ (19,447)
      Financing activities...............................   $ (25,944)    $ (254,716)    $  (63,320)    $   274,228      $ (46,946)
Number of newspapers, end of period:
      Daily..............................................          23             24             25              24             18
      Non-Daily..........................................         206            158            200             185            141

BALANCE SHEET DATA:
Total current assets.....................................   $  66,573     $   79,359     $   88,397     $    81,878      $  77,833
Property, plant and equipment, net.......................     124,440        104,178        107,522          99,978         92,620
Total assets.............................................     711,171        657,350        687,180         671,869        327,931
Total current liabilities, less current maturities of
      long-term debt.....................................      62,877         51,542         53,380          50,124         39,034
Total debt, including current maturities.................     522,771        494,635        731,467         765,000        490,774
Stockholders' deficit....................................     (36,198)       (55,726)      (207,383)       (225,313)      (266,242)

------------------
(1) The Company's fiscal year ends on the nearest Sunday to the end of the calendar year, consequently, the Company's fiscal year ended December 31, 2000 consisted of 53 weeks.

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

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of April 2002.

                            JOURNAL REGISTER COMPANY


                        By:/S/ JEAN B. CLIFTON
                           -----------------------------------------------------
                           Jean B. Clifton
                           Executive Vice President, Chief Financial Officer and Secretary