Form 10-Q
period 2002-03-31
JOURNAL REGISTER CO
filed 2002-05-15
CIK 1035815

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

                  For the quarterly period ended March 31, 2002

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
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


50 WEST STATE STREET, TRENTON, NEW JERSEY                 08608-1298
(Address of Principal Executive Offices)                  (Zip Code)

                                 (609) 396-2200
              (Registrant's Telephone Number, Including Area Code)

         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share 41,566,353 shares outstanding (exclusive of treasury shares) as of May 13, 2002.


================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q




PART I.           FINANCIAL INFORMATION
-------           ---------------------
                                                                                                           PAGE NO.
                                                                                                           --------
       Item 1.    Financial Statements (Unaudited):
                  Condensed Consolidated Balance Sheets............................................................1

                  Condensed Consolidated Statements of Income......................................................2

                  Condensed Consolidated Statements of Cash Flows..................................................3

                  Notes to Condensed Consolidated Financial Statements.............................................4

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............9

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................15

PART II.          OTHER INFORMATION
--------          -----------------

       Item 6.    ................................................................................................16

       Signature  ................................................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                               MARCH 31,     DECEMBER 30,
DOLLARS IN THOUSANDS                                                                             2002            2001
--------------------------------------------------------------------------------------       ------------    ----------
ASSETS:
Current assets:
  Cash and cash equivalents                                                                   $        65   $       110
  Accounts receivable, less allowance for doubtful
    accounts of $7,539 in 2002 and $6,365 in 2001                                                  45,649        49,920
  Inventories                                                                                       5,757         5,535
  Deferred income taxes                                                                             3,794         3,962
  Other current assets                                                                              7,866         7,046
                                                                                              -----------   -----------
Total current assets                                                                               63,131        66,573

Property, plant and equipment:
  Land                                                                                             10,408        10,408
  Buildings and improvements                                                                       69,975        69,448
  Machinery and equipment                                                                         162,717       161,784
  Construction and equipment installation in progress                                               3,566         3,373
                                                                                              -----------   -----------
                                                                                                  246,666       245,013
      Less accumulated depreciation                                                              (123,952)     (120,573)
                                                                                              -----------   -----------
                                                                                                  122,714       124,440
Goodwill, net of accumulated amortization                                                         497,666       492,349
Other intangible assets, net of accumulated amortization                                           12,494        12,841
Other assets                                                                                       15,143        14,968
                                                                                              -----------   -----------
Total assets                                                                                  $   711,148   $   711,171
                                                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Current maturities of long-term debt                                                        $    30,441   $    30,254
  Accounts payable                                                                                 12,211        15,988
  Accrued interest                                                                                  3,237         3,791
  Deferred subscription revenue                                                                    10,337         9,750
  Accrued salaries and vacation                                                                     5,470         5,266
  Fair market value of hedges                                                                       3,849         5,715
  Other accrued expenses and current liabilities                                                   25,374        22,367
                                                                                              -----------   -----------
Total current liabilities                                                                          90,919        93,131

Senior debt, less current maturities                                                              481,959       492,517
Deferred income taxes                                                                              38,594        35,933
Accrued retiree benefits and other liabilities                                                     11,422        12,114
Income taxes payable                                                                              113,494       113,674

Commitments and contingencies
Stockholders' deficit:
  Common stock, $.01 par value per share, 300,000,000 shares authorized,
  48,437,581 issued at March 31, 2002 and December 30, 2001                                           484           484
  Additional paid-in capital                                                                      358,244       358,263
  Accumulated deficit                                                                            (279,411)     (288,643)
                                                                                              -----------   -----------
  Less treasury stock, shares at cost,                                                             79,317        70,104
     2002-6,895,823; 2001-6,932,050                                                              (101,246)     (101,778)
  Accumulated other comprehensive loss, net of tax                                                 (3,311)       (4,524)
                                                                                              -----------   -----------
Net stockholders' deficit                                                                         (25,240)      (36,198)
                                                                                              -----------   -----------
Total liabilities and stockholders' deficit                                                   $   711,148   $   711,171
                                                                                              ===========   ===========

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                               THIRTEEN WEEKS ENDED
                                                                                            MARCH 31,         APRIL 1,
IN THOUSANDS, EXCEPT PER SHARE DATA                                                           2002             2001
---------------------------------------------------------------------------               -------------   ------------

Revenues:
    Advertising                                                                              $  68,937       $ 68,302
    Circulation                                                                                 22,838         21,816
                                                                                          ------------    -----------
Newspaper revenues                                                                              91,775         90,118
Commercial printing and other                                                                    4,858          4,819
                                                                                          ------------    -----------
Total revenues                                                                                  96,633         94,937

Operating expenses:
    Salaries and employee benefits                                                              37,135         33,517
    Newsprint, ink and printing charges                                                          7,566          9,357
    Selling, general and administrative                                                         13,255         11,689
    Depreciation and amortization                                                                3,733          6,554
    Other                                                                                       13,826         12,959
                                                                                          ------------    -----------
Total operating expenses                                                                        75,515         74,076

Operating income                                                                                21,118         20,861
Net interest expense and other                                                                  (6,413)        (8,273)
Gain on sale of newspaper properties                                                                 -         32,212
                                                                                          ------------    -----------
Income before provision (benefit) for income taxes and
  equity interest                                                                               14,705         44,800
Tax provision (benefit)                                                                          5,473         (4,935)
                                                                                          ------------    -----------
Income before equity interest                                                                    9,232         49,735
Equity interest                                                                                      -           (330)
                                                                                          ------------    -----------
Net income                                                                                 $     9,232       $ 49,405
                                                                                          ============    ===========
Net income per share:
      Basic                                                                                $      0.22       $   1.13
      Diluted                                                                              $      0.22       $   1.12
Weighted average shares outstanding:
    Basic                                                                                       41,525         43,691
    Diluted                                                                                     42,333         43,975


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      THIRTEEN WEEKS ENDED
                                                                                                     MARCH 31,        APRIL 1,
DOLLARS IN THOUSANDS                                                                                   2002             2001
---------------------------------------------------------------------------------------            ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                        $    9,232       $   49,405
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for losses on accounts receivable                                                          1,033              954
    Depreciation and amortization                                                                        3,733            6,554
    Change in deferred income taxes                                                                      2,176             (513)
    Loss on equity investment                                                                                -              330
    Gain on sale of newspaper properties                                                                     -          (32,212)
    Other, net                                                                                           1,260          (12,682)
                                                                                                   -----------      -----------
  Net cash provided by operating activities                                                             17,434           11,836

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                            (1,357)          (7,355)
  Net proceeds (payments) for  sales and  purchases of newspaper properties                             (6,264)          49,148
                                                                                                   -----------      -----------
  Net cash provided by (used in) investing activities                                                   (7,621)          41,793

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of senior debt                                                                        (10,371)         (24,385)
  Issuance of common stock for stock option exercises                                                      513              129
  Purchase of common stock for treasury                                                                      -          (34,664)
                                                                                                   -----------      -----------
  Net cash used in financing activities                                                                 (9,858)         (58,920)
                                                                                                   -----------      -----------
  Decrease in cash and cash equivalents                                                                    (45)          (5,291)
    Cash and cash equivalents, beginning of period                                                         110            6,495
                                                                                                   -----------      -----------
    Cash and cash equivalents, end of period                                                        $       65       $    1,204
                                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                        $    6,858      $     8,937
    Income taxes                                                                                    $      284      $       641

                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Journal Register Company (the "Company") and all of its wholly owned subsidiaries. The Company primarily publishes daily and non-daily newspapers serving markets in Connecticut, Philadelphia and its surrounding areas, Greater Cleveland Area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson, New York regions. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2002 and December 30, 2001 and the results of its operations and cash flows for the 13 week periods ended March 31, 2002 and April 1, 2001. These financial statements should be read in conjunction with the December 30, 2001 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                                                                       THIRTEEN WEEKS ENDED
                                                                                    MARCH 31,         APRIL 1,
IN THOUSANDS                                                                           2002             2001
-----------------------------------------------------------------                  ------------   --------------

Weighted-average shares for basic earnings per share                                     41,525           43,691
Effect of dilutive securities: employee stock options                                       808              284
                                                                                   ------------   --------------
Adjusted weighted-average shares for diluted earnings per share                          42,333           43,975
                                                                                   ============   ==============

         Options to purchase approximately 1.5 million shares of common stock at a range of $21.00 to $22.50 and $16.50 to $22.50, were outstanding during the thirteen week periods ended March 31, 2002 and April 1, 2001, respectively, but were not included in the computation of the diluted EPS because the exercise prices of those options were greater than the average market price of the common shares.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


3.       COMMON STOCK

         The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999, and as of March 31, 2002, the Company had repurchased approximately 7 million shares at a total cost of approximately $102.2 million.

4.       ACQUISITIONS AND DISPOSITIONS

         The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to the finalization of customary purchase price adjustments and closing costs within one year from the date of acquisition or disposition. Proceeds from the sale of the newspaper properties in 2001 were used to reduce the Company's outstanding debt, purchase treasury shares, consummate strategic acquisitions, and for general corporate purposes.

         On March 18, 2002, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., which are based in Northeast Philadelphia, Pennsylvania. The News Gleaner Publications include eight weekly newspapers, with total circulation of more than 121,000, serving northeast Philadelphia and seven monthly publications, with total circulation of nearly 59,000, serving Montgomery County, Pennsylvania. On March 22, 2002, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc. This acquisition includes one weekly newspaper with total circulation of 5,000, and two annually produced magazines with total distribution of approximately 20,000.

         On October 25, 2001, the Company completed the acquisition of THE LITCHFIELD COUNTY TIMES, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 15,000. The acquisition also includes three lifestyle magazines serving Connecticut and New York, with total monthly distribution of approximately 90,000. On September 14, 2001, the Company completed the acquisition of the assets of THE REPORTER, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Total distribution of the two non-daily publications included in the Roe Jan purchase is approximately 26,000. On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group operations, which is based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of these 24 non-daily publications is approximately 283,000. On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division ("Chesapeake"). Total non-daily distribution of the 13 publications acquired from Chesapeake is approximately 90,000.

         On January 31, 2001, the Company completed the sale of the assets of THE TIMES REPORTER, Dover/New Philadelphia, Ohio (including Midwest Offset, one of the Company's commercial printing companies), and THE INDEPENDENT, Massillon, Ohio and reported a pre-tax gain of $32.2 million ($42.1 million gain after-tax) on the sale.

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

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

         The Company's IRPAs effective as of March 31, 2002 included swap agreements with a notional principal amount of $175 million, which expire on October 29, 2002.

         In addition to IRPAs noted above, the Company entered into a no cost interest rate collar hedge ("the collar") on November 9, 2001. The collar establishes an interest rate ceiling ("CAP") and an interest rate floor at no cost to the Company. The CAP on the Company's collar is 6.0 percent and the floor averages approximately 2.66 percent and is based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 6 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. The collar is effective on October 29, 2002 beginning at a notional amount of $170 million. The collar amortizes over two years to a notional amount of $135 million and terminates on October 29, 2004.

         The debt obligations hedged by the IRPAs bear interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. The IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at March 31, 2002 are approximately 5.85%. The Company has designated its current IRPAs to be cash flow hedges.

         Upon adoption of SFAS 133 the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (See Note
6). On January 1, 2001, the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen-week periods ending March 31, 2002 and April 1, 2001.

6.       COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income for the thirteen weeks ended March 31, 2002 and April 1, 2001 are as follows:

                                                                                           THIRTEEN WEEKS ENDED
                                                                                      MARCH 31,            APRIL 1,
DOLLARS IN THOUSANDS                                                                     2002                2001
-------------------------------------------------------------------                 --------------      --------------

Net income                                                                                  $9,232             $49,405
Transition adjustment for cumulative effect of adopting SFAS 133                                 -                 120
Reclassification of unrealized gains (losses) on fully effective
     hedges to net income                                                                    2,173                 (78)
Net change in fair value of fully effective hedges                                            (960)             (2,545)
                                                                                    --------------      --------------
Comprehensive income                                                                       $10,445             $46,902
                                                                                    ==============      ==============

         Accumulated other comprehensive loss, net of tax, as of March 31, 2002 and December 30, 2001 was approximately $3.3 million and $4.5 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's IRPAs and minimum pension liabilities.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


7.       NEW ACCOUNTING PRONOUNCEMENTS

         On July 25, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 eliminated the pooling-of-interest method of accounting for business combinations and clarified the criteria to recognize intangible assets separately from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal 2001, the Company adopted the amortization provisions of SFAS 142 which currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 in fiscal year 2002, which began December 31, 2001. SFAS 141 was effective commencing July 1, 2001. Changes in the carrying amounts of intangible assets are as follows:


                                                    AS OF MARCH 31, 2002                   AS OF DECEMBER 30, 2001
                                   --------------------------------------------   -------------------------------------------
                                                  ACCUMULATED                                    ACCUMULATED
 DOLLARS IN THOUSANDS                 GROSS       AMORTIZATION        NET            GROSS       AMORTIZATION        NET
 --------------------------------  ------------  ---------------  ------------    ------------  ---------------  ------------

 INTANGIBLE ASSETS SUBJECT TO
    AMORTIZATION:

    Customer and subscriber lists  $     6,595    $     (3,671)    $    2,924      $    6,595    $     (3,467)    $    3,128
    Non-compete covenants                2,294          (1,558)           736           2,294          (1,553)           741
    Debt issuance costs                  4,573          (2,047)         2,526           4,573          (1,909)         2,664
                                   -----------   --------------   -----------     -----------   --------------   -----------

                     Total              13,462          (7,276)         6,186          13,462          (6,929)         6,533
                                   -----------   --------------   -----------     -----------   --------------   -----------

 INTANGIBLE ASSETS NOT SUBJECT TO
    AMORTIZATION:

    Goodwill                           560,876         (63,210)       497,666         555,559         (63,210)       492,349
    Mastheads                            6,400             (92)         6,308           6,400             (92)         6,308
                                   -----------   --------------   -----------     -----------   --------------   -----------

                     Total             567,276         (63,302)       503,974         561,959         (63,302)       498,657
                                   -----------   --------------   -----------     -----------   --------------   -----------

    Total Goodwill and
    intangible assets              $   580,738    $    (70,578)    $  510,160      $  575,421     $   (70,231)    $  505,190
                                   ===========   ==============   ===========     ===========   ==============   ===========

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


         Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite lived intangible assets include Goodwill and Mastheads, which are not amortizable. For the thirteen week period ended March 31, 2002, the change in Goodwill relates to the acquisitions of newspaper properties (see Note 4) during the period. For the thirteen weeks ended March 31, 2002 and April 1, 2001, amortization expense for intangible assets was $347,250 and approximately $3.5 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years for identifiable intangible assets and other assets is as follows:


           DOLLARS IN THOUSANDS
           --------------------

           2002                                  $1,389
           2003                                   1,389
           2004                                   1,389
           2005                                   1,389
           2006                                   1,112


         The pro forma results of operations for the three months ended April 1, 2001 assuming the amortization provisions of SFAS No. 142 were applied retroactively at January 1, 2001, were as follows:

                                                                                       NET INCOME PER SHARE

DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA                                              BASIC       DILUTED
-----------------------------------------------------------                          ------------  -----------

Net income                                                               $   49.4     $     1.13    $     1.12
  Add-back: amortization for
       Goodwill and Mastheads, net of taxes                                   2.5           0.06          0.06
                                                                        ----------   -----------   -----------
Adjusted net income                                                      $   51.9     $     1.19    $     1.18
                                                                        ==========   ===========   ===========


         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 for fiscal year 2002, which began on December 31, 2001 and such statement had no impact on the Company's financial position or results of operations since its implementation.

                            JOURNAL REGISTER COMPANY
                                 MARCH 31, 2002
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------

GENERAL

         The Company's business is publishing newspapers in the United States where its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

         As of March 31, 2002, the Company owned and operated 23 daily newspapers and 224 non-daily publications strategically clustered in six geographic areas: Connecticut; Greater Philadelphia; Greater Cleveland; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. As of March 31, 2002, the Company had total paid daily circulation of approximately 560,000, total paid Sunday circulation of approximately 525,000 and total non-daily distribution of approximately 3.6 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From 1993 through present, the Company successfully completed 24 strategic acquisitions, acquiring 14 daily newspapers, 192 non-daily publications and four commercial printing companies, three of which print a number of the non-daily publications and a third which is a premium quality sheet-fed printing company.

         On March 18, 2002, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., which are based in Northeast Philadelphia, Pennsylvania. The News Gleaner Publications include eight weekly newspapers with total circulation of more than 121,000, seven monthly publications with total circulation of nearly 59,000, and a commercial printing operation. On March 22, 2002, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc. This acquisition includes one weekly newspaper with total circulation of 5,000 and two annually produced magazines with total distribution of approximately 20,000.

         The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the south central part of Ohio on January 31, 2001. This sales process, which was completed on January 31, 2001, resulted in a strategic repositioning of the Company's operation in six geographic clusters. The proceeds were used to reduce the Company's outstanding debt, to repurchase shares and for strategic acquisitions.

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

         In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make JOURNALREGISTER.COM Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its Web sites the local information portals for their markets. As of March 31, 2002, the Company operated 139 individual Web sites featuring the Company's daily newspapers and non-daily publications.

                            JOURNAL REGISTER COMPANY
                                 MARCH 31, 2002
                                   (UNAUDITED)


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MARCH 31, 2002 COMPARED TO THIRTEEN WEEK PERIOD ENDED APRIL 1, 2001

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS WHICH EXCLUDES THE RESULTS OF THE OHIO NEWSPAPERS SOLD IN JANUARY 2001 AND THE COMPANY'S ACQUISITIONS COMPLETED IN 2001 AND 2002.

         SUMMARY. Net income for the period ended March 31, 2002 was $9.2 million, or $0.22 per diluted share, versus $49.4 million, or $1.12 per diluted share for the period ended April 1, 2001. Excluding the gain on the sale of the Company's two Ohio properties and eliminating goodwill amortization, as if Statement of Financial Accounting Standards ("SFAS") No. 142 was adopted on January 1, 2001, earnings for the first quarter of 2001 were $0.22 per diluted share as compared to the $0.22 per diluted share reported for the 2002 first quarter.

         REVENUES. For the quarter ended March 31, 2002, revenues increased $1.7 million, or 1.8%, to $96.6 million. Newspaper revenues increased $1.7 million, or 1.8%, to $91.8 million, principally due to circulation revenues which increased approximately $1.0 million, or 4.7%, to $22.8 million. Commercial printing and other increased $39,000, or 0.8%, to $4.9 million and represented 5.0% of the Company's revenues in the first quarter of 2002, as compared to 5.1% in the first quarter of 2001. On-line revenues, included in advertising revenue, were approximately $900,000 and increased approximately 3.6% from the prior year period.

         SAME-STORE NEWSPAPER REVENUES. For the quarter ended March 31, 2002, same-store revenues decreased $4.8 million, or 5.2%, to $87.9 million. Same-store advertising revenues decreased $4.2 million or 6.3%. Same-store circulation revenues increased $263,000 or 1.2%.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 38.4% of the Company's revenues in the period ended March 31, 2002, as compared to 35.3% in the period ended April 1, 2001. Salaries and employee benefits increased $3.6 million, or 10.8% in the period ended March 31, 2002 to $37.1 million principally due to the impact of the Company's acquisitions and an increase in employee benefit costs.

         NEWSPRINT, INK AND PRINTING CHARGES. In the period ended March 31, 2002, newsprint, ink and printing charges were 7.8% of the Company's revenues, as compared to 9.9% in the period ended April 1, 2001. Newsprint, ink and printing charges in the period ended March 31, 2002 decreased approximately $1.8 million, or 19.1%, as compared to the period ended April 1, 2001. The decrease was primarily due to a decrease of 21% in the price per metric ton of newsprint, and a decrease of approximately five percent in newsprint consumption on a same-store basis in the first quarter of 2002 as compared to the prior year quarter, offset partially by increased expenses related to the Company's acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.7% and 12.3% of the Company's revenues in the periods ended March 31, 2002 and April 1, 2001, respectively. Selling, general and administrative expenses in the period ended March 31, 2002 increased $1.6 million, or 13.4%, to $13.3 million, as a result of the Company's acquisitions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 3.9% of the Company's revenues in the period ended March 31, 2002 as compared to 6.9% in the period ended April 1, 2001. Depreciation and amortization expenses in the period ended March 31, 2002 decreased $2.8 million or 43%, to $3.7 million which is due primarily to the implementation of SFAS 142, which eliminated the amortization of goodwill and indefinite lived intangible assets at the beginning of fiscal year 2002.

         OTHER EXPENSES. Other expenses were 14.3% and 13.7% of the Company's revenues in the periods ended March 31, 2002 and April 1, 2001, respectively. Other expenses increased $867,000, or 6.7%, to $13.8 million in the period ended March 31, 2002 principally as a result of the Company's acquisitions.

                            JOURNAL REGISTER COMPANY
                                 MARCH 31, 2002
                                   (UNAUDITED)



         OPERATING INCOME. Operating income was $21.1 million for the period ended March 31, 2002 as compared to $20.9 million in the period ended April 1, 2001. On a same-store basis operating income was $20.8 million for the period ended March 31, 2002 as compared to $20.6 million in the period ended April 1, 2001.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $1.9 million or 22.5% in the period ended March 31, 2002 as compared to the period ended April 1, 2001, principally due to lower interest rates on the Company's outstanding debt in the 2002 first quarter, offset partially by an increase of approximately 7% in the Company's weighted average debt outstanding.

         GAIN ON SALE OF NEWSPAPER PROPERTIES. On January 31, 2001, the Company completed the sale of substantially all the assets of THE TIMES REPORTER, Dover/New Philadelphia (including Midwest Offset, one of the Company's commercial printing companies), and THE INDEPENDENT, Massillon, Ohio and reported a pretax gain of $32.2 million ($42.1 million after tax).

         PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37.22% for the period ended March 31, 2002 as compared to 39.5% for the period ended April 1, 2002, which excludes the effect of the gain on sale of newspaper properties in the first quarter of 2001. A $9.9 million tax benefit on the gain on sale of the Company's Dover/New Philadelphia and Massillon properties was recorded in the first quarter of 2001 due to the realization of previously unrecognized book/tax differences.

         OTHER INFORMATION. EBITDA (which the company defines as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges) was $24.9 million in the period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have historically generated strong positive cash flow. The Company believes cash flows from operations will be sufficient to fund its operations and capital expenditures. The Company also believes that cash flows from operations and future borrowings and its ability to issue common stock as consideration for future acquisitions, will provide it with the flexibility to fund its acquisition strategy and repurchase treasury shares while continuing to meet its operating needs, capital expenditures and long-term debt obligations.

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities in the period ended March 31, 2002 was $17.4 million as compared to $11.8 million in the period ended April 1, 2001.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $7.6 million for the period ended March 31, 2002. Cash used in investing activities was for funding the Company's acquisitions of two newspaper properties further described in Note 4 to the Condensed Consolidated Financial Statements and investments in property, plant and equipment. Net cash provided by investing activities was $41.8 million for the period ended April 1, 2001, as a result of proceeds from the sale of the Company's Dover/New Philadelphia and Massillon properties offset partially by investments in property, plant and equipment.

         The Company has a capital expenditure program (excluding future acquisitions) of approximately $13 million in place for 2002, which includes spending on technology, including prepress and business systems, computer hardware and software, other machinery and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $9.9 million in the period ended March 31, 2002 as compared to net cash used in financing activities of $58.9 million in the period ended April 1, 2001. This reflects repayments of senior debt in the period ended March 31, 2002 and the repayment of senior debt and the purchase of treasury shares in the 2001 period.

                            JOURNAL REGISTER COMPANY
                                 MARCH 31, 2002
                                   (UNAUDITED)



         DEBT AND DERIVATIVE ACTIVITY. On July 15, 1998, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by J.P. Morgan Chase & Co. as administrative agent for the lenders thereunder. The Credit Agreement provides for $500 million in Term Loans and a $400 million Revolving Credit Facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the prior senior facilities and to purchase the Pennsylvania, New York and Ohio newspaper business of The Goodson Newspaper Group for approximately $300 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement.

         The Term Loans mature on March 31, 2006 and September 30, 2006, and the Revolving Credit Facility matures on March 31, 2006. Under the terms of the Company's Credit Agreement net proceeds, as defined in the Credit Agreement, from the sale of newspaper properties which are not reinvested within 365 days must be used to prepay debt.

         The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4% to 1/2% above LIBOR (as defined in the Credit Agreement) or (ii) 1/2% to 0% above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2% above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

         An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375% to 0.250% based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement).

         The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio (as defined in the Credit Agreement). To fulfill this requirement, the Company participates in certain IRPAs whereby the Company has assumed a fixed rate of interest and a counter party has assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. IRPAs currently in effect as of March 31, 2002 included SWAP agreements with notional principal amounts of $175 million which expire on October 29, 2002. The fixed interest rates of these IRPAs at March 31, 2002 were approximately 5.85%.

         The Company's weighted-average effective interest rate was approximately 4.8% for the quarter ended March 31, 2002. This interest rate includes a $3.3 million pre-tax charge realized and reported as a component of interest expense for the quarter ended March 31, 2002 related to the Company's Interest Rate Protection Agreements in place during 2002.

         In addition to IRPAs noted above, the Company entered into a no cost interest rate collar hedge ("the collar") on November 9, 2001. The collar establishes an interest rate ceiling ("CAP") and an interest rate floor at no cost to the Company. The CAP on the Company's collar is 6.0 percent and the floor averages approximately 2.66 percent and is based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 6 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. The collar is effective on October 29, 2002 beginning at a notional amount of $170 million. The collar amortizes over two years to a notional amount of $135 million and terminates on October 29, 2004.

         From time to time the Company may enter into additional IRPAs. The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

                            JOURNAL REGISTER COMPANY
                                 MARCH 31, 2002
                                   (UNAUDITED)


         Upon adoption of SFAS 133, the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss ("OCI"). On January 1, 2001, the Company recorded a deferred pre-tax transition gain of $198,600 (approximately $120,000 after-tax) as an adjustment to OCI. The interest rate SWAPs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen-week period ending March 31, 2002.

         For the thirteen-week periods ended March 31, 2002 and April 1, 2001, the IRPAs resulted in a realized pretax charge of $3,343,000, and a pre-tax benefit of $129,000, respectively, that has been reported as a component of interest expense, in the respective period. The total deferred loss relating to the IRPAs reported in OCI is approximately $2.5 million (net of $1.3 million of deferred taxes).

         SIGNIFICANT CONTRACTUAL OBLIGATIONS. As of March 31, 2002, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $512.4 million, of which $163.1 million was outstanding under the Revolving Credit Facility and $349.3 million was outstanding under the Term Loans. In addition, the Company had approximately $93 million of unused and available Revolving Credit Facility funds subject to the terms of the Credit Agreement at March 31, 2002. The total unused balance on the Revolving Credit Facility was $237 million as of March 31, 2002. The remaining aggregate annual fiscal maturities payable under the Term Loans are as follows:

         FISCAL YEAR                                  DOLLARS IN THOUSANDS
         -----------                                  --------------------
         2002                                         $  22,831
         2003                                            34,147
         2004                                            39,089
         2005                                            76,794
         2006                                           176,418


The Revolving Credit Facility is available until March 31, 2006. Availability will be reduced in consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006, in an aggregate amount for each twelve-month period commencing on the dates set forth below, equal to the amount set forth opposite such date (with reductions during each such period being equal in amount):

      DOLLARS IN THOUSANDS                                 PRINCIPAL AMOUNT
      --------------------                                 ----------------
      June 30, 2002...................................        $   55,000
      June 30, 2003...................................            65,000
      June 30, 2004...................................           100,000
      June 30, 2005...................................           180,000

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

                            JOURNAL REGISTER COMPANY
                                 MARCH 31, 2002
                                   (UNAUDITED)



         The Company leases office space and equipment under noncancellable operating leases. These leases contain several renewal options for periods up to five years. The Company's future minimum lease payments under noncancellable operating leases in effect as of December 31, 2001, are as follows:

            FISCAL YEAR                                DOLLARS IN THOUSANDS
            ------------------------------------     ------------------------

            2002...............................               $2,117
            2003...............................                1,721
            2004...............................                1,348
            2005...............................                  824
            2006...............................                  256

         Total rent expense was $797,000 and $753,000 for the thirteen weeks ended March 31, 2002 and April 1, 2001, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include the plans and objectives of the Company for future operations and trends affecting the Company's financial condition and results of operations. In addition, the words "anticipates," "projects," "plans," "intends," "estimates," "expects," "may," "believes" and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission ("SEC"), and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the unavailability or a material increase in the price of newsprint, the success of the Company's acquisition strategy, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures and general or regional economic conditions and advertising trends, and those risks and uncertainties discussed in the Company's other filings with the SEC, including its Annual Report on Form 10-K and 10-K/A for the year ended December 30, 2001. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                            JOURNAL REGISTER COMPANY
                                 MARCH 31, 2002
                                   (UNAUDITED)



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------
         The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on the LIBOR, the Prime Rate or Federal Funds Rate, plus a certain interest rate spread as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates as required by its Credit Agreement, the Company enters into certain IRPAs on a portion of its debt, which minimizes the effect of changes in variable interest rates. The Company's objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

         At March 31, 2002, the Company had, in effect, SWAP agreements for an aggregate notional amount of $175 million. In addition, the Company entered into a no-cost collar on November 9, 2001 for a notional amount of $170 million, which will become effective when the SWAP agreements expire in October 2002. Assuming a 10% increase or reduction in interest rates the annual impact on the Company's pre-tax earnings would be approximately $1 million.

                           PART II. OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   None

                                                     SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date: May 14, 2002             JOURNAL REGISTER COMPANY


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