Form 10-Q
period 2002-06-30
JOURNAL REGISTER CO
filed 2002-08-14
CIK 1035815

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

                  For the quarterly period ended June 30, 2002

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


             _______________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              --     --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share 41,584,689 shares outstanding (exclusive of treasury shares) as of August 13, 2002.


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

                  Condensed Consolidated Balance Sheets............................................................1

                  Condensed Consolidated Statements of Income......................................................2

                  Condensed Consolidated Statements of Cash Flows..................................................3

                  Notes to Condensed Consolidated Financial Statements.............................................4

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............9

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................16

PART II.          OTHER INFORMATION
--------          -----------------

       Item 4.    Submission of Matters to a Vote of Security Holders.............................................17

       Item 6.    Exhibits and Reports on Form 8-K................................................................17

       Signature  ................................................................................................18



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                                JUNE 30,    DECEMBER 30,
DOLLARS IN THOUSANDS                                                                              2002          2001
---------------------------------------------------------------------------------------       -----------   -----------
ASSETS:
Current assets:
  Cash and cash equivalents                                                                   $        38   $       110
  Accounts receivable, less allowance for doubtful
    accounts of $8,093 in 2002 and $6,365 in 2001                                                  46,280        49,920
  Inventories                                                                                       6,486         5,535
  Deferred income taxes                                                                             4,229         3,962
  Other current assets                                                                              7,816         7,046
                                                                                              -----------   -----------
Total current assets                                                                               64,849        66,573

Property, plant and equipment:
  Land                                                                                             10,408        10,408
  Buildings and improvements                                                                       70,433        69,448
  Machinery and equipment                                                                         164,550       161,784
  Construction and equipment installation in progress                                               4,898         3,373
                                                                                              -----------   -----------
                                                                                                  250,289       245,013
      Less accumulated depreciation                                                              (127,241)     (120,573)
                                                                                              -----------   -----------
                                                                                                  123,048       124,440

Goodwill, net of accumulated amortization of $63,210 in 2002 and 2001                             497,666       492,349
Other intangible assets, net of accumulated amortization of $7,715 in 2002
   and $7,021 in 2001                                                                              12,147        12,841
Other assets                                                                                       15,535        14,968
                                                                                              -----------   -----------
Total assets                                                                                  $   713,245   $   711,171
                                                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Current maturities of long-term debt                                                        $    31,676   $    30,254
  Accounts payable                                                                                 12,655        15,988
  Accrued interest                                                                                  3,733         3,791
  Deferred subscription revenue                                                                    10,345         9,750
  Accrued salaries and vacation                                                                     5,477         5,266
  Fair market value of hedges                                                                       3,261         5,715
  Other accrued expenses and current liabilities                                                   20,626        22,367
                                                                                              -----------   -----------
Total current liabilities                                                                          87,773        93,131

Senior debt, less current maturities                                                              468,823       492,517
Deferred income taxes                                                                              42,508        35,933
Accrued retiree benefits and other liabilities                                                     11,399        12,114
Income taxes payable                                                                              113,185       113,674

Commitments and contingencies
Stockholders' deficit:
  Common stock, $.01 par value per share, 300,000,000 shares authorized,
    48,437,581 issued at June 30, 2002 and December 30, 2001                                          484           484
  Additional paid-in capital                                                                      358,242       358,263
  Accumulated deficit                                                                            (265,593)     (288,643)
                                                                                              -----------   -----------
  Less treasury stock, shares at cost,                                                             93,133        70,104
  2002- 6,855,033; 2001 - 6,932,050                                                              (100,647)     (101,778)
  Accumulated other comprehensive loss, net of tax                                                 (2,929)       (4,524)
                                                                                              -----------   -----------
Net stockholders' deficit                                                                         (10,443)      (36,198)
                                                                                              -----------   -----------
Total liabilities and stockholders' deficit                                                   $   713,245   $   711,171
                                                                                              ===========   ===========


                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                                  THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                                JUNE 30,         JULY 1,         JUNE 30,        JULY 1,
IN THOUSANDS, EXCEPT PER SHARE DATA                               2002            2001            2002           2001
--------------------------------------------------------       -----------     -----------     -----------    ------------
Revenues:
    Advertising                                                 $  77,691        $ 72,774      $ 146,628        $ 141,076
    Circulation                                                    22,793          21,355         45,631           43,171
                                                                ---------        --------      ---------        ---------
Newspaper revenues                                                100,484          94,129        192,259          184,247
Commercial printing and other                                       5,359           4,573         10,217            9,392
                                                                ---------        --------      ---------        ---------
Total revenues                                                    105,843          98,702        202,476          193,639

Operating expenses:
    Salaries and employee benefits                                 37,993          33,917         75,128           67,434
    Newsprint, ink and printing charges                             8,059           9,798         15,625           19,155
    Selling, general and administrative                            13,374          10,223         26,629           21,912
    Depreciation and amortization                                   3,798           6,431          7,531           12,985
    Other                                                          14,185          13,077         28,011           26,036
                                                                ---------        --------      ---------        ---------
Total operating expenses                                           77,409          73,446        152,924          147,522

Operating income                                                   28,434          25,256         49,552           46,117

Net interest expense and other                                     (6,412)         (7,708)       (12,825)         (15,981)
Gain on sale of newspaper properties                                    -               -              -           32,212
                                                                ---------        --------      ---------        ---------
Income before provision for income taxes and
  equity interest                                                  22,022          17,548         36,727           62,348
Provision for income taxes                                          8,204           6,824         13,677            1,889
                                                                ---------        --------      ---------        ---------

Income before equity interest                                      13,818          10,724         23,050           60,459
Equity interest                                                         -            (330)             -             (660)
                                                                ---------        --------      ---------        ---------
Net income                                                      $  13,818        $ 10,394      $  23,050        $  59,799
                                                                =========        ========      =========        =========

Net income per share:
      Basic                                                     $    0.33        $   0.25      $    0.55        $    1.39
      Diluted                                                   $    0.33        $   0.25      $    0.54        $    1.38

Weighted average shares outstanding:
    Basic                                                          41,565          42,102         41,545           42,896
    Diluted                                                        42,494          42,417         42,412           43,194




                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     TWENTY-SIX WEEKS ENDED
                                                                                                    JUNE 30,         JULY 1,
DOLLARS IN THOUSANDS                                                                                  2002             2001
----------------------------------------------------------------------------------------           ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                       $    23,050      $   59,799
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for losses on accounts receivable                                                          2,128           1,805
    Depreciation and amortization                                                                        7,531          12,985
    Change in deferred income taxes                                                                      5,449           3,239
    Loss on equity investment                                                                                -             660
    Gain on sale of newspaper properties                                                                     -         (32,212)
    Other, net                                                                                          (5,667)        (21,645)
                                                                                                   -----------      ----------
  Net cash provided by operating activities                                                             32,491          24,631

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property, plant and equipment                                                        (5,137)        (11,754)
  Net proceeds (payments) for sales and purchases of newspaper properties                               (6,264)         24,020
                                                                                                   -----------      ----------
  Net cash (used in) provided by investing activities                                                  (11,401)         12,266

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings of senior debt                                                           (22,272)          5,387
  Issuance of common stock for stock option exercises                                                    1,110             132
  Purchase of common stock for treasury                                                                      -         (48,775)
                                                                                                   -----------      ----------
  Net cash used in financing activities                                                                (21,162)        (43,256)
                                                                                                   -----------      ----------
  Decrease in cash and cash equivalents                                                                    (72)         (6,359)
    Cash and cash equivalents, beginning of period                                                         110           6,495
                                                                                                   -----------      ----------
    Cash and cash equivalents, end of period                                                       $        38      $      136
                                                                                                   ===========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                       $    12,467      $   17,541
    Income taxes                                                                                   $     9,009      $    8,921





                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)




1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include Journal Register Company (the "Company") and all of its wholly owned subsidiaries. The Company primarily publishes 23 daily and 224 non-daily newspapers serving markets in Greater Philadelphia, Connecticut, Greater Cleveland, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 139 individual Web sites featuring the Company's daily newspapers and non-daily publications.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2002 and December 30, 2001 and the results of its operations and cash flows for the thirteen and twenty six week periods ended June 30, 2002 and July 1, 2001. These financial statements should be read in conjunction with the December 30, 2001 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                                                  THIRTEEN WEEKS ENDED        TWENTY SIX WEEKS ENDED
                                                                  JUNE 30,      JULY 1,        JUNE 30,       JULY 1,
IN THOUSANDS                                                        2002         2001            2002           2001
------------------------------------------------------------    ------------- ------------   -------------  -------------

Weighted-average shares for basic earnings per share                  41,565       42,102          41,545         42,896
Effect of dilutive securities: employee stock options                    929          315             867            298
                                                                ------------- ------------   -------------  -------------
Adjusted weighted-average shares for diluted earnings per
share                                                                 42,494       42,417          42,412         43,194
                                                                ============= ============   =============  =============


         Options to purchase approximately 1.5 million shares of common stock at a range of $21.67 to $22.50 per share were outstanding during the thirteen week period ended June 30, 2002. During the twenty-six week period ended June 30, 2002, options to purchase approximately 2.2 million shares of common stock at a range of $21.00 to $22.50 per share were outstanding. These outstanding options were not included in the computation of diluted EPS in either period because the exercise prices were greater than the average market price of the common shares. Similarly, options to purchase 1.5 million shares of common stock at a range of $16.81 to $22.50 were outstanding during the thirteen and twenty-six week periods ended July 1, 2001 but were not included in the computation of the diluted EPS because the exercise prices of those options were greater than the average market price of the common shares.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



3.       COMMON STOCK

         The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999, and as of June 30, 2002, the Company had repurchased approximately 7 million shares at a total cost of approximately $102.2 million.

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

5.       HEDGING ACTIVITY

         As of January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

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

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

         The Company's IRPAs effective as of June 30, 2002 included swap agreements with a notional principal amount of $175 million, which expire on October 29, 2002.

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

         The debt obligations hedged by the IRPAs bear interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. The IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at June 30, 2002 are approximately 5.85%. The Company has designated its current IRPAs to be cash flow hedges.

         Upon adoption of SFAS 133 the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (See Note
6). On January 1, 2001, the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and twenty six week periods ending June 30, 2002 and July 1, 2001.

6.       COMPREHENSIVE INCOME

         The components of comprehensive income for the thirteen and twenty six weeks ended June 30, 2002 and July 1, 2001 are as follows:


                                                                      THIRTEEN WEEKS ENDED         TWENTY SIX WEEKS ENDED
                                                                      JUNE 30,     JULY 1,       JUNE 30,          JULY 1,
DOLLARS IN THOUSANDS                                                    2002        2001           2002             2001
------------------------------------------------------------------   ----------- ------------   ------------   -----------

Net income                                                           $    13,818 $     10,394   $     23,050   $    59,799
Transition adjustment for cumulative effect of adopting SFAS 133               -            -              -           120
Reclassification of unrealized gains (losses) on fully effective
     hedges to net income                                                  1,131          309          3,304           231
Net change in fair value of fully effective hedges                          (749)        (773)        (1,709)       (3,318)
                                                                     ----------- ------------   ------------   -----------
Comprehensive income                                                 $    14,200 $      9,930   $     24,645   $    56,832
                                                                     =========== ============   ============   ===========


         Accumulated other comprehensive loss, net of tax, as of June 30, 2002 and December 30, 2001 was approximately $2.9 million and $4.5 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's IRPAs and minimum pension liabilities.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



7.            NEW ACCOUNTING PRONOUNCEMENTS

              On July 25, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141, which became effective commencing July 1, 2001, eliminated the pooling-of-interest method of accounting for business combinations and clarified the criteria to recognize intangible assets separately from goodwill. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal 2001, the Company adopted the amortization provisions of SFAS 142 which currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 in fiscal year 2002, which began December 31, 2001. The required analysis of the Company's Goodwill and indefinite lived intangible assets was completed as of June 30, 2002, and a determination was made that such assets were not impaired. Changes in the carrying amounts of intangible assets are as follows:



                                                  AS OF JUNE 30, 2002                      AS OF DECEMBER 30, 2001
                                   -------------------------------------------    -------------------------------------------

                                                    ACCUMULATED                                     ACCUMULATED
 DOLLARS IN THOUSANDS                 GROSS        AMORTIZATION       NET            GROSS         AMORTIZATION        NET
 --------------------------------- ------------  ---------------- ------------    ------------  -----------------  ----------
 INTANGIBLE ASSETS SUBJECT TO
    AMORTIZATION:
    Customer and subscriber lists    $   6,595         $ (3,875)    $   2,720        $  6,595         $  (3,467)   $   3,128
    Non-compete covenants                2,294           (1,562)          732           2,294            (1,553)         741
    Debt issuance costs                  4,573           (2,186)        2,387           4,573            (1,909)       2,664
                                   ------------  ---------------- ------------    ------------  -----------------  ----------
                     Total              13,462           (7,623)        5,839          13,462            (6,929)       6,533
                                   ------------  ---------------- ------------    ------------  -----------------  ----------

 INTANGIBLE ASSETS NOT SUBJECT TO
    AMORTIZATION:

    Goodwill                           560,876          (63,210)      497,666         555,559           (63,210)     492,349
    Mastheads                            6,400              (92)        6,308           6,400               (92)       6,308
                                   ------------  ---------------- ------------    ------------  -----------------  ----------

                     Total             567,276          (63,302)      503,974         561,959           (63,302)     498,657
                                   ------------  ---------------- ------------    ------------  -----------------  ----------

    Total Goodwill and
      intangible assets              $ 580,738         $(70,925)    $ 509,813        $575,421         $ (70,231)   $ 505,190
                                   ============  ================ ============    ============  =================  ==========


                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



         Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite lived intangible assets include Goodwill and Mastheads, which are not amortizable. For the twenty six week period ended June 30, 2002, the change in Goodwill relates to the acquisitions of newspaper properties (see Note 4) during the period. For the thirteen weeks ended June 30, 2002 and July 1, 2001, amortization expense for intangible assets was $347,250 and approximately $3.5 million respectively. For the twenty-six weeks ended June 30, 2002 and July 1, 2001, amortization expense for intangible assets was $694,500 and approximately $7.0 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years for identifiable intangible assets and other assets is as follows:


                     DOLLARS IN THOUSANDS
                     -----------------------

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


         The pro forma results of operations for the thirteen and twenty six week periods ended July 1, 2001 assuming the amortization provisions of SFAS No. 142 were applied retroactively at January 1, 2001, are as follows:


                                                             THIRTEEN WEEKS                        TWENTY-SIX WEEKS
                                                  -------------------------------------    -----------------------------------

                                                           NET INCOME PER SHARE                    NET INCOME PER SHARE
                                                  -------------------------------------    -----------------------------------
                                                    NET                                      NET
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA         INCOME       BASIC       DILUTED         INCOME      BASIC       DILUTED
-----------------------------------------------   ---------  ------------  ------------    ---------  ----------  ------------

Net income                                        $    10.4  $       0.25  $       0.25    $    59.8  $     1.39   $      1.38
   Add-back: amortization for
       Goodwill and Mastheads, net of taxes             2.3          0.05          0.05          4.8        0.11          0.11
                                                  ---------  ------------  ------------    ---------  ----------   -----------
Adjusted net income                               $    12.7  $       0.30  $       0.30    $    64.6  $     1.50   $      1.49
                                                  =========  ============  ============    =========  ==========   ===========


         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 for fiscal year 2002, which began on December 31, 2001 and such statement has had no impact on the Company's financial position or results of operations since its implementation.

                            JOURNAL REGISTER COMPANY
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

         As of June 30, 2002, the Company owned and operated 23 daily newspapers and 224 non-daily publications strategically clustered in six geographic areas:
Greater Philadelphia; Connecticut; Greater Cleveland; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. As of June 30, 2002, the Company had total paid daily circulation of approximately 560,000, total paid Sunday circulation of approximately 525,000 and total non-daily distribution of approximately 3.6 million.

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

         The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the south central part of Ohio on January 31, 2001. This sale process, which was completed on January 31, 2001, resulted in a strategic repositioning of the Company's operation in six geographic clusters. The proceeds were used to reduce the Company's outstanding debt, to repurchase shares and for strategic acquisitions.

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

         In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make
JOURNALREGISTER.COM Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its Web sites the local information portals for their markets. As of June 30, 2002, the Company operated 139 individual Web sites featuring the Company's daily newspapers and non-daily publications.

                            JOURNAL REGISTER COMPANY
                                  JUNE 30, 2002
                                   (UNAUDITED)


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED JUNE 30, 2002 COMPARED TO THIRTEEN WEEK PERIOD ENDED JULY 1, 2001

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS COMPLETED IN 2001 AND 2002.

         SUMMARY. Net income for the period ended June 30, 2002 was $13.8 million, or $0.33 per diluted share, versus $10.4 million, or $0.25 per diluted share for the period ended July 1, 2001. Excluding goodwill amortization, as if Statement of Financial Accounting Standards ("SFAS") No. 142 was adopted on January 1, 2001, earnings for the second quarter of 2001 were $0.30 per diluted share as compared to the $0.33 per diluted share reported for the 2002 second quarter.

         REVENUES. For the period ended June 30, 2002, revenues increased $7.1 million, or 7.2%, to $105.8 million. Newspaper revenues increased $6.4 million, or 6.8%, to $100.5 million, principally due to advertising revenue, which increased $4.9 million, or 6.8%, to $77.7 million. Commercial printing and other revenues increased 786,000, or 17.2%, to $5.4 million and represented 5.1% of the Company's revenues in the second quarter of 2002, as compared to 4.6% in the second quarter of 2001. On-line revenues, included in advertising revenue, were approximately $1.0 million and increased approximately 14.4% from the prior year period.

         SAME-STORE NEWSPAPER REVENUES. For the period ended June 30, 2002, same-store revenues were even with the period ended July 1, 2001. Same-store advertising revenues decreased $667,000 or 1.0%. Same-store circulation revenues increased $384,000 or 1.8%.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 35.9% of the Company's revenues in the period ended June 30, 2002, as compared to 34.4% in the period ended July 1, 2001. Salaries and employee benefits increased $4.1 million, or 12.0% in the period ended June 30, 2002 to $38.0 million principally due to the impact of the Company's acquisitions and an increase in employee benefit costs.

         NEWSPRINT, INK AND PRINTING CHARGES. In the period ended June 30, 2002, newsprint, ink and printing charges were 7.6% of the Company's revenues, as compared to 9.9% in the period ended July 1, 2001. Newsprint, ink and printing charges in the period ended June 30, 2002 decreased approximately $1.7 million, or 17.7%, as compared to the period ended July 1, 2001. This reduction is principally due to a reduction in unit costs of 26.1%, partially offset by increased production as a result of acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 12.6% and 10.4% of the Company's revenues in the periods ended June 30, 2002 and July 1, 2001, respectively. Selling, general and administrative expenses in the period ended June 30, 2002 increased $3.2 million, or 30.8%, to $13.4 million, principally as a result of the Company's acquisitions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 3.6% of the Company's revenues in the period ended June 30, 2002 as compared to 6.5% in the period ended July 1, 2001. Depreciation and amortization expenses in the period ended June 30, 2002 decreased $2.6 million or 40.9%, to $3.8 million which is due primarily to the implementation of SFAS 142, which eliminated the amortization of goodwill and indefinite lived intangible assets at the beginning of fiscal year 2002.

         OTHER EXPENSES. Other expenses were 13.4% and 13.2% of the Company's revenues in the periods ended June 30, 2002 and July 1, 2001, respectively. Other expenses increased $1.1 million, or 8.5%, to $14.2 million in the period ended June 30, 2002 principally as a result of the Company's acquisitions.

         OPERATING INCOME. Operating income was $28.4 million for the period ended June 30, 2002 as compared to $25.3 million in the period ended July 1, 2001.

                            JOURNAL REGISTER COMPANY
                                  JUNE 30, 2002
                                   (UNAUDITED)



         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $1.3 million, or 16.8%, in the period ended June 30, 2002 as compared to the period ended July 1, 2001, principally due to lower interest rates on the Company's outstanding debt in the 2002 second quarter, offset partially by an increase of approximately 4.9% in the Company's weighted average debt outstanding.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37.25% for the period ended June 30, 2002 as compared to 38.89% for the period ended July 1, 2001.

         OTHER INFORMATION. EBITDA (which the Company defines as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges) was $32.2 million for the period ended June 30, 2002, as compared to $31.7 for the period ended July 1, 2001.

TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 2002 COMPARED TO TWENTY-SIX WEEK PERIOD ENDED JULY 1, 2001

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS WHICH EXCLUDES THE RESULTS OF THE OHIO NEWSPAPERS SOLD IN JANUARY 2001 AND THE COMPANY'S ACQUISITIONS COMPLETED IN 2001 AND 2002.

         SUMMARY. Net income for the period ended June 30, 2002 was $23.1 million, or $0.54 per diluted share, versus $59.8 million, or $1.38 per diluted share for the period ended July 1, 2001. Excluding the gain on the sale of the Company's two Ohio properties and eliminating goodwill amortization as if SFAS No. 142 had been adopted on January 1, 2001, earnings for the twenty-six weeks ended July 1, 2001 were $0.52 per diluted share as compared to the $0.54 per diluted share reported for the twenty-six weeks ended June 30, 2002.

         REVENUES. For the period ended June 30, 2002, revenues increased $8.8 million, or 4.6%, to $202.5 million. Newspaper revenues increased $8.0 million, or 4.3%, to $192.3 million, principally due to advertising revenue, which increased $5.6 million, or 3.9%, to $146.6 million. Commercial printing and other revenues increased $825,000, or 8.8%, to $10.2 million and represented 5.0% of the Company's revenues in the period ended June 30, 2002, as compared to 4.9% in the period ended July 1, 2001. On-line revenues, included in advertising revenue, were approximately $1.9 million and increased approximately 11.8% from the prior year period.

         SAME-STORE NEWSPAPER REVENUES. For the period ended June 30, 2002, same-store newspaper revenues decreased $4.2 million, or 2.4%, to $175.4 million. Same-store advertising revenues decreased $4.9 million or 3.6%. Same-store circulation revenues increased $667,000 or 1.5%.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 37.1% of the Company's revenues in the period ended June 30, 2002, as compared to 34.8% in the period ended July 1, 2001. Salaries and employee benefits increased $7.7 million, or 11.4% in the period ended June 30, 2002 to $75.1 million principally due to the impact of the Company's acquisitions and an increase in employee benefit costs.

         NEWSPRINT, INK AND PRINTING CHARGES. In the period ended June 30, 2002, newsprint, ink and printing charges were 7.7% of the Company's revenues, as compared to 9.9% in the period ended July 1, 2001. Newsprint, ink and printing charges in the period ended June 30, 2002 decreased approximately $3.5 million, or 18.4%, as compared to the period ended July 1, 2001. This reduction is principally due to a reduction in unit costs of 23.7%, partially offset by increased production as a result of acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.2% and 11.3% of the Company's revenues in the periods ended June 30, 2002 and July 1, 2001, respectively. Selling, general and administrative expenses in the period ended June 30, 2002 increased $4.7 million, or 21.5%, to $26.6 million, principally as a result of the Company's acquisitions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 3.7% of the Company's revenues in the period ended June 30, 2002 as compared to 6.7% in the period ended July 1, 2001. Depreciation and amortization expenses in the period ended June 30, 2002 decreased $5.5 million or 42.0%, to $7.5 million which is due primarily to the implementation of SFAS 142, which eliminated the amortization of goodwill and indefinite lived intangible assets at the beginning of fiscal year 2002.

                            JOURNAL REGISTER COMPANY
                                  JUNE 30, 2002
                                   (UNAUDITED)



         OTHER EXPENSES. Other expenses were 13.8% and 13.4% of the Company's revenues in the periods ended June 30, 2002 and July 1, 2001, respectively. Other expenses increased $2.0 million, or 7.6%, to $28.0 million in the period ended June 30, 2002 principally as a result of the Company's acquisitions.

         OPERATING INCOME. Operating income was $49.6 million for the period ended June 30, 2002 as compared to $46.1 million in the period ended July 1, 2001.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $3.2 million, or 19.7%, in the period ended June 30, 2002 as compared to the period ended July 1, 2001, principally due to lower interest rates on the Company's outstanding debt in the 2002 second quarter, offset partially by an increase of approximately 5.6% in the Company's weighted average debt outstanding.

         GAIN ON SALE OF NEWSPAPER PROPERTIES. On January 31, 2001, the Company completed the sale of substantially all the assets of THE TIMES REPORTER, Dover/New Philadelphia (including Midwest Offset, one of the Company's commercial printing companies), and THE INDEPENDENT, Massillon, Ohio and reported a pretax gain of $32.2 million ($42.1 million after tax).

         PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37.24% for the period ended June 30, 2002 as compared to 39.0% for the period ended July 1, 2001, which excludes the effect of the gain on sale of newspaper properties in the first quarter of 2001. A $9.9 million tax benefit on the gain on sale of the Company's Dover/New Philadelphia and Massillon properties was recorded in the first quarter of 2001 due to the realization of previously unrecognized book/tax differences.

         OTHER INFORMATION. EBITDA (which the Company defines as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges) was $57.1 million in the period ended June 30, 2002, as compared to $59.1 million for the period ended July 1, 2001.

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

         CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities in the period ended June 30, 2002 was $32.5 million as compared to $24.6 million in the period ended July 1, 2001.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $11.4 million for the period ended June 30, 2002. Cash used in investing activities was for funding the Company's acquisitions of two newspaper properties further described in Note 4 to the Condensed Consolidated Financial Statements and investments in property, plant and equipment. Net cash provided by investing activities was $12.3 million for the period ended July 1, 2001, primarily as a result of proceeds from the sale of the Company's Dover/New Philadelphia and Massillon properties offset partially by funding for the Company's acquisitions of two newspaper properties further described in Note 4 to the Condensed Consolidated Financial Statements and investments in property, plant and equipment.

         The Company has a capital expenditure program (excluding future acquisitions) of approximately $13 million in place for 2002, which includes spending on technology, including prepress and business systems, computer hardware and software, buildings, physical plant, other machinery and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

                            JOURNAL REGISTER COMPANY
                                  JUNE 30, 2002
                                   (UNAUDITED)




         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $21.2 million in the period ended June 30, 2002, reflecting repayments of senior debt offset partially by the issuance of common stock in connection with options exercised. Net cash used in financing activities was $43.3 million in the period ended July 1, 2001. This reflects the purchase of treasury shares slightly offset by the borrowings of senior debt in the 2001 period.

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

         The Term Loans mature on June 30, 2006 and September 30, 2006, and the Revolving Credit Facility matures on June 30, 2006. Under the terms of the Company's Credit Agreement net proceeds, as defined in the Credit Agreement, from the sale of newspaper properties which are not reinvested within 365 days must be used to prepay debt.

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

         The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio (as defined in the Credit Agreement). To fulfill this requirement, the Company participates in certain IRPAs whereby the Company has assumed a fixed rate of interest and a counter party has assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. IRPAs currently in effect as of June 30, 2002 included SWAP agreements with notional principal amounts of $175 million which expire on October 29, 2002. The fixed interest rates of these IRPAs at June 30, 2002 were approximately 5.85%.

         The Company's weighted-average effective interest rate was approximately 4.85% for the twenty-six weeks ended June 30, 2002. This interest rate includes a $5.1 million pre-tax charge realized and reported as a component of interest expense for the period ended June 30, 2002 related to the Company's IRPAs in place during 2002.

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

                            JOURNAL REGISTER COMPANY
                                  JUNE 30, 2002
                                   (UNAUDITED)


Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

         Upon adoption of SFAS 133, the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss ("OCI"). On January 1, 2001, the Company recorded a deferred pre-tax transition gain of $198,600 (approximately $120,000 after-tax) as an adjustment to OCI. The interest rate SWAPs were fully effective in hedging the changes in cash flows related to the debt obligation during the twenty six-week period ending June 30, 2002. For the twenty six week periods ended June 30, 2002 and July 1, 2001, the IRPAs resulted in realized pretax charges of $5.1 million, and $379,000, respectively, that have been reported as a component of interest expense, in the respective period. The total deferred loss relating to the IRPAs reported in OCI is approximately $2.1 million (net of $1.1 million of deferred taxes).

         SIGNIFICANT CONTRACTUAL OBLIGATIONS. As of June 30, 2002, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $500.4 million, of which $347.4 million was outstanding under the Revolving Credit Facility and $153.0 million was outstanding under the Term Loans. In addition, the Company had approximately $101.4 million of unused and available Revolving Credit Facility funds subject to the terms of the Credit Agreement at June 30, 2002. The total unused balance on the Revolving Credit Facility was $192.0 million as of June 30, 2002. The remaining aggregate annual fiscal maturities payable under the Term Loans are as follows:

                FISCAL YEAR                                 DOLLARS IN THOUSANDS
                -----------                                 --------------------

                2002                                                    $ 15,220
                2003                                                      34,147
                2004                                                      39,089
                2005                                                      76,794
                2006                                                     176,418

         The Revolving Credit Facility is available until March 31, 2006. Availability reduces each quarter through March 31, 2006, in an aggregate amount for each twelve-month period commencing on the dates set forth below, equal to the amount set forth opposite such date (with reductions during each such period being equal in amount):

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

                            JOURNAL REGISTER COMPANY
                                  JUNE 30, 2002
                                   (UNAUDITED)


         The Company leases office space and equipment under noncancellable operating leases. These leases contain several renewal options for periods up to five years. The Company's future minimum lease payments under noncancellable operating leases in effect as of December 31, 2001, are as follows:

              FISCAL YEAR                               DOLLARS IN THOUSANDS
          --------------------                        ------------------------

                 2002                                         $2,117
                 2003                                          1,721
                 2004                                          1,348
                 2005                                            824
                 2006                                            256

         Total rent expense was $825,000 and $697,000 for the thirteen weeks ended June 30, 2002 and July 1, 2001, respectively. For the twenty-six weeks ended June 30, 2002 and July 1, 2001, total rent expense was $1,622,000 and $1,450,000, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include the plans and objectives of the Company for future operations and trends affecting the Company's financial condition and results of operations. In addition, the words "anticipates," "projects," "plans," "intends," "estimates," "expects," "may," "believes" and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission ("SEC"), and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company's acquisition strategy, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures and general or regional economic conditions and advertising trends, the unavailability or a material increase in the price of newsprint, and those risks and uncertainties discussed in the Company's other filings with the SEC, including its Annual Report on Form 10-K and 10-K/A for the year ended December 30, 2001. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                            JOURNAL REGISTER COMPANY
                                  JUNE 30, 2002
                                   (UNAUDITED)




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

         At June 30, 2002, the Company had, in effect, SWAP agreements for an aggregate notional amount of $175 million. In addition, the Company entered into a no-cost collar on November 9, 2001 for a notional amount of $170 million, which will become effective when the SWAP agreements expire in October 2002. Assuming a 10% increase or reduction in interest rates the annual impact on the Company's pre-tax earnings would be approximately $1.1 million.

                         PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

           The Company held its Annual Meeting on May 14, 2002. At the annual meeting, the stockholders elected Jean B. Clifton, Joseph A. Lawrence and Gary
B. Nusbaum as Class B directors of the Company to hold office until the 2005 Annual Meeting of Stockholders. The stockholders also ratified the appointment of Ernst & Young LLP as independent auditors for the Company for fiscal year 2002.

Each of the Class B directors nominated by the Company were elected with the following voting results:

                                                       VOTES            VOTES
                                                        FOR            WITHHELD
                                                     ---------        ---------

Jean B. Clifton                                      33,106,520       3,831,601

Joseph A. Lawrence                                   36,725,114         213,207

Gary B. Nusbaum                                      36,722,498         215,623


The other proposal submitted to the stockholders was approved with the following voting results:


                                                                VOTES            VOTES
                                                               CAST FOR       CAST AGAINST       ABSTENTIONS
                                                               --------       ------------       -----------
The appointment of Ernst & Young LLP as independent           35,730,178        1,147,343           60,800
   auditors for the Company for the fiscal year 2002


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         None

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date: August 14, 2002               JOURNAL REGISTER COMPANY


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