Form 10-Q
period 2002-09-29
JOURNAL REGISTER CO
filed 2002-11-13
CIK 1035815

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                For the quarterly period ended September 29, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share 41,627,084 shares outstanding (exclusive of treasury shares) as of November 8, 2002.

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

                  Condensed Consolidated Balance Sheets............................................................1

                  Condensed Consolidated Statements of Income......................................................2

                  Condensed Consolidated Statements of Cash Flows..................................................3

                  Notes to Condensed Consolidated Financial Statements.............................................4

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........10

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................17

       Item 4.    Controls and Procedures.........................................................................17



PART II.          OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K................................................................18

       Signature .................................................................................................19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                           SEPTEMBER 29,     DECEMBER 30,
DOLLARS IN THOUSANDS                                                                           2002               2001
---------------------------------------------------------------------------------------   ----------------  -------------
ASSETS:
Current assets:
  Cash and cash equivalents                                                               $        32       $       110
  Accounts receivable, less allowance for doubtful
    accounts of $9,188 in 2002 and $6,365 in 2001                                              46,980            49,920
  Inventories                                                                                   6,536             5,535
  Deferred income taxes                                                                         4,643             3,962
  Other current assets                                                                          9,132             7,046
                                                                                          ----------------  -------------
Total current assets                                                                           67,323            66,573

Property, plant and equipment:
  Land                                                                                         10,408            10,408
  Buildings and improvements                                                                   70,748            69,448
  Machinery and equipment                                                                     166,143           161,784
  Construction and equipment installation in progress                                           5,608             3,373
                                                                                          ----------------  -------------
                                                                                              252,907           245,013
      Less accumulated depreciation                                                          (130,621)         (120,573)
                                                                                          ----------------  -------------
                                                                                              122,286           124,440

Goodwill, net of accumulated amortization of $63,210 in 2002 and 2001                         497,666           492,349
Other intangible assets, net of accumulated amortization of
  $8,062 in 2002 and $7,021 in 2001                                                            11,800            12,841
Other assets                                                                                   15,299            14,968
                                                                                          ----------------  -------------
Total assets                                                                              $   714,374       $   711,171
                                                                                          ================  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Current maturities of long-term debt                                                    $    31,676       $    30,254
  Accounts payable                                                                             11,262            15,988
  Accrued interest                                                                              3,688             3,791
  Deferred subscription revenue                                                                10,157             9,750
  Accrued salaries and vacation                                                                 5,547             5,266
  Fair market value of hedges                                                                   4,445             5,715
  Other accrued expenses and current liabilities                                               19,836            22,367
                                                                                          ----------------  -------------
Total current liabilities                                                                      86,611            93,131

Senior debt, less current maturities                                                          455,724           492,517
Deferred income taxes                                                                          48,105            35,933
Accrued retiree benefits and other liabilities                                                 11,158            12,114
Income taxes payable                                                                          111,456           113,674

Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, $.01 par value per share, 300,000,000 shares authorized,
        48,437,581 issued at September 29, 2002 and December 30, 2001                             484               484
  Additional paid-in capital                                                                  358,243           358,263
  Accumulated deficit                                                                        (253,663)         (288,643)
                                                                                          ----------------  -------------
  Less treasury stock, shares at cost,                                                        105,064            70,104
        2002- 6,813,997; 2001 - 6,932,050                                                    (100,045)         (101,778)
  Accumulated other comprehensive loss, net of tax                                             (3,699)           (4,524)
                                                                                           ----------------  -------------
Net stockholders' equity (deficit)                                                              1,320           (36,198)
                                                                                          ----------------  -------------
Total liabilities and stockholders' equity (deficit)                                      $   714,374       $   711,171
                                                                                          ================  =============



                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                     SEPTEMBER 29,    SEPTEMBER 30,     SEPTEMBER 29,    SEPTEMBER 30,
IN THOUSANDS, EXCEPT PER SHARE DATA                      2002              2001              2002             2001
-------------------------------------------------   ----------------  ---------------   ---------------  ---------------

Revenues:
    Advertising                                     $   72,865         $  70,946           $219,493          $  212,022
    Circulation                                         22,894            22,170             68,525              65,341
                                                    ----------------  ---------------   ---------------  ---------------
Newspaper revenues                                      95,759            93,116            288,018             277,363
Commercial printing and other                            4,698             4,502             14,915              13,894
                                                    ----------------  ---------------   ---------------  ---------------
Total revenues                                         100,457            97,618            302,933             291,257

Operating expenses:
    Salaries and employee benefits                      38,054            36,250            113,182             103,684
    Newsprint, ink and printing charges                  7,607             9,663             23,232              28,818
    Selling, general and administrative                 13,188            11,900             39,817              33,812
    Depreciation and amortization                        3,767             6,633             11,298              19,618
    Other                                               14,642            13,576             42,653              39,612
                                                    ----------------  ---------------   ---------------  ---------------
Total operating expenses                                77,258            78,022            230,182             225,544

Operating income                                        23,199            19,596             72,751              65,713
Net interest expense and other                          (6,008)           (7,375)           (18,833)            (23,356)
Gain on sale of newspaper properties                         -                 -                  -              32,212
                                                    ----------------  ---------------   ---------------  ---------------

Income before provision for income taxes and
  equity interest                                       17,191            12,221            53,918               74,569
Provision for income taxes                               5,261             3,025            18,938                4,914
                                                    ----------------  ---------------   ---------------  ---------------

Income before equity interest                           11,930             9,196            34,980               69,655
Equity interest                                              -              (329)                -                 (989)
                                                    ----------------  ---------------   ---------------  ---------------
Net income                                          $   11,930        $    8,867        $   34,980           $   68,666
                                                    ================  ===============   ===============  ===============

Net income per share:
      Basic                                         $     0.29        $     0.21        $     0.84           $     1.61
      Diluted                                       $     0.28        $     0.21        $     0.83           $     1.60

Weighted average shares outstanding:
    Basic                                               41,592            41,797            41,561               42,530
    Diluted                                             42,146            42,228            42,329               42,867



                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                  THIRTY-NINE WEEKS ENDED
                                                                                           SEPTEMBER 29,       SEPTEMBER 30,
DOLLARS IN THOUSANDS                                                                            2002               2001
---------------------------------------------------------------------------------         -----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $   34,980          $   68,666
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for losses on accounts receivable                                                2,926               2,786
    Depreciation and amortization                                                             11,298              19,618
    Change in deferred income taxes                                                           11,046               5,465
    Loss on equity investment                                                                      -                 989
    Gain on sale of newspaper properties                                                           -             (32,212)
    Other, net                                                                               (12,563)            (20,729)
                                                                                          -----------------   ----------------
  Net cash provided by operating activities                                                   47,687              44,583

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property, plant and equipment                                              (7,843)            (21,846)
  Net payments for sales and purchases of newspaper properties                                (6,264)            (15,641)
                                                                                          -----------------   ----------------
  Net cash used in investing activities                                                      (14,107)            (37,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings of senior debt                                                 (35,371)             40,365
  Issuance of common stock for stock option exercises                                          1,713                 144
  Purchase of common stock for treasury                                                            -             (53,988)
                                                                                          -----------------   ----------------
  Net cash used in financing activities                                                      (33,658)            (13,479)
                                                                                          -----------------   ----------------
  Decrease in cash and cash equivalents                                                          (78)             (6,383)
    Cash and cash equivalents, beginning of period                                               110               6,495
                                                                                          -----------------   ----------------
    Cash and cash equivalents, end of period                                              $       32          $      112
                                                                                          =================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                              $   18,471          $   25,494
    Income taxes                                                                          $   11,367          $   10,457




                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include Journal Register Company (the "Company") and all of its wholly owned subsidiaries. The Company primarily publishes 23 daily and 225 non-daily newspapers serving markets in Greater Philadelphia, Connecticut, Greater Cleveland, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 139 individual Web sites featuring the Company's daily newspapers and non-daily publications.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 29, 2002 and December 30, 2001 and the results of its operations and cash flows for the thirteen and thirty-nine week periods ended September 29, 2002 and September 30, 2001. These financial statements should be read in conjunction with the December 30, 2001 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                                               THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                           SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
IN THOUSANDS                                                    2002           2001             2002           2001
-------------------------------------------------------    --------------- --------------  --------------- --------------

Weighted-average shares for basic earnings per share               41,592         41,797           41,561         42,530
Effect of dilutive securities: employee stock options                 554            431              768            337
                                                           --------------- --------------  --------------- --------------
Adjusted weighted-average shares for diluted earnings
  per share                                                        42,146         42,228           42,329         42,867
                                                           =============== ==============  =============== ==============


         Options to purchase approximately 2.2 million shares of common stock at a range of $21.00 to $22.50 per share were outstanding during the thirteen and thirty-nine week periods ended September 29, 2002, but were not included in the computation of diluted EPS in either period because the exercise prices were greater than the average market price of the common shares. Similarly, options to purchase 1.5 million shares of common stock at a range of $17.63 to $22.50 and $16.81 to $22.50 were outstanding during the thirteen and thirty-nine week periods ended September 30, 2001, respectively, but were not included in the computation of the diluted earnings per share because the exercise prices of those options were greater than the average market price of the common shares.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)



3.       COMMON STOCK

         The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since December 26, 1999, and as of September 29, 2002, the Company had repurchased approximately 7 million shares at a total cost of approximately $102.2 million.

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

         On October 25, 2001, the Company completed the acquisition of The Litchfield County Times, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 15,000. The acquisition also includes three lifestyle magazines serving Connecticut and New York, with total monthly distribution of approximately 90,000. On September 14, 2001, the Company completed the acquisition of the assets of The Reporter, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., based in Hillsdale, New York with total distribution of the two non-daily publications included in the Roe Jan purchase of approximately 26,000. On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group operations, based in Fort Washington, Pennsylvania, from Metroweek Corporation with total distribution of these 24 non-daily publications of approximately 283,000. On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division ("Chesapeake"), with total non-daily distribution of the 13 publications acquired from Chesapeake of approximately 90,000.

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

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)


         The Company's IRPAs effective as of September 29, 2002 included swap agreements with a notional principal amount of $175 million, which expire on October 29, 2002.

         In addition to IRPAs noted above, the Company entered into a no cost interest rate collar hedge ("the collar") on November 9, 2001. The collar establishes an interest rate ceiling ("CAP") and an interest rate floor at no cost to the Company. The CAP on the Company's collar is 6.0 percent and the floor averages approximately 2.66 percent and is based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. The collar is effective on October 29, 2002 beginning at a notional amount of $170 million. The collar amortizes over two years to a notional amount of $135 million and terminates on October 29, 2004.

         The debt obligations hedged by the IRPAs bear interest at a variable LIBOR interest rate. In accordance with the terms of the IRPAs the Company pays or receives the differential between the variable LIBOR rate and a fixed rate of interest. Each IRPA is structured to coincide with interest payments made on the debt obligations and is placed with large multinational banks. The fixed interest rates of the IRPAs at September 29, 2002 are approximately 5.85%. The Company has designated its current IRPAs to be cash flow hedges.

         Upon adoption of SFAS No. 133 the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss (See
Note 6). On January 1, 2001, the Company recorded a deferred transition gain of $120,000 after tax. The interest rate swaps were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and thirty-nine week periods ending September 29, 2002 and September 30, 2001.

6.       COMPREHENSIVE INCOME

         The components of comprehensive income for the thirteen and thirty-nine weeks ended September 29, 2002 and September 30, 2001 are as follows:


                                                                 THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                             SEPTEMBER 29,  SEPTEMBER 30,   SEPTEMBER 29,  SEPTEMBER 30,
DOLLARS IN THOUSANDS                                             2002            2001           2002           2001
-----------------------------------------------------------  -------------- --------------- -------------- --------------

Net income                                                      $11,930         $8,867           $34,980         $68,666
Transition adjustment for cumulative effect of adopting
   SFAS No. 133                                                       -              -                 -             120
Reclassification of unrealized gains on fully effective
     hedges to net income, net of tax                               205            744             3,509             975
Net change in fair value of fully effective hedges, net
   of tax                                                          (975)        (2,297)           (2,684)         (5,615)
                                                             -------------- --------------- -------------- --------------
Comprehensive income                                            $11,160         $7,314           $35,805         $64,146
                                                             ============== =============== ============== ==============

         Accumulated other comprehensive loss, net of tax, as of September 29, 2002 and December 30, 2001 was approximately $3.7 million and $4.5 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's IRPAs and minimum pension liabilities.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)


7.            NEW ACCOUNTING PRONOUNCEMENTS

         On July 25, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which became effective commencing July 1, 2001, eliminated the pooling-of-interest method of accounting for business combinations and clarified the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal 2001, the Company adopted the amortization provisions of SFAS No. 142 which currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 in fiscal year 2002, which began December 31, 2001. The required transitional analysis of the Company's Goodwill and indefinite lived intangible assets was completed as of June 30, 2002, and a determination was made that such assets were not impaired. The Company will perform the first of the required annual impairment tests during the fourth quarter of fiscal 2002. Changes in the carrying amounts of intangible assets are as follows:


                                                AS OF SEPTEMBER 29, 2002                   AS OF DECEMBER 30, 2001
                                   -------------------------------------------    -------------------------------------------

                                                   ACCUMULATED                                   ACCUMULATED
 DOLLARS IN THOUSANDS                 GROSS       AMORTIZATION        NET            GROSS      AMORTIZATION         NET
 ----------------------------------------------  ---------------- ------------    ------------ ----------------  ------------

 Intangible assets subject to
   amortization:

    Customer and subscriber lists     $  6,595       $   (4,078)      $ 2,517        $  6,595       $  (3,467)       $ 3,128
    Non-compete covenants                2,294           (1,568)          726           2,294          (1,553)           741
    Debt issuance costs                  4,573           (2,324)        2,249           4,573          (1,909)         2,664
                                   ------------  ---------------- ------------    ------------ ----------------  ------------
                     Total              13,462           (7,970)        5,492          13,462          (6,929)         6,533
                                   ------------  ---------------- ------------    ------------ ----------------  ------------

 Intangible assets not subject to
   amortization:

    Goodwill                           560,876          (63,210)      497,666         555,559         (63,210)       492,349
    Mastheads                            6,400              (92)        6,308           6,400             (92)         6,308
                                   ------------  ---------------- ------------    ------------ ----------------  ------------
                     Total             567,276          (63,302)      503,974         561,959         (63,302)       498,657
                                   ------------  ---------------- ------------    ------------ ----------------  ------------

     Total Goodwill and
       intangible assets              $580,738       $  (71,272)     $509,466        $575,421       $ (70,231)     $ 505,190
                                   ============  ================ ============    ============ ================  ============


                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)



         Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite lived intangible assets include Goodwill and Mastheads, which are not amortizable. For the thirty-nine week period ended September 29, 2002, the change in Goodwill relates to the acquisitions of newspaper properties (see Note
4) during the period. For the thirteen weeks ended September 29, 2002 and September 30, 2001, amortization expense for intangible assets was $347,250 and approximately $3.6 million, respectively. For the thirty-nine weeks ended September 29, 2002 and September 30, 2001, amortization expense for intangible assets was approximately $1.0 million and $10.6 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years for identifiable intangible assets and other assets is as follows:

                     DOLLARS IN THOUSANDS
                     -----------------------

                     2002                              $1,389
                     2003                               1,389
                     2004                               1,389
                     2005                               1,389
                     2006                               1,112

         The pro forma results of operations for the thirteen and thirty-nine week periods ended September 30, 2001, respectively, assuming the amortization provisions of SFAS No. 142 were applied retroactively at January 1, 2001, are as follows:



                                                          THIRTEEN WEEKS                          THIRTY-NINE WEEKS
                                              ----------------------------------------    -----------------------------------
                                                                 NET INCOME PER SHARE                   NET INCOME PER SHARE
                                                                 --------------------                   --------------------
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA       NET INCOME     BASIC       DILUTED       NET INCOME   BASIC       DILUTED
-----------------------------------------------  ----------- ------------ ------------    ---------- ----------  ------------

Net income                                         $ 8.9        $ 0.21       $ 0.21          $ 68.7     $ 1.61       $1.60
   Add-back:
       Amortization for Goodwill
         and Mastheads, net of taxes                 2.6          0.06         0.06             7.4       0.18        0.17
                                                 ----------- ------------ ------------    ---------  ----------  ------------
Adjusted net income                                $11.5        $ 0.27       $ 0.27          $ 76.1     $ 1.79       $1.77
                                                 =========== ============ ============    =========  ==========  ============



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

8.       SUBSEQUENT EVENTS

         On September 30, 2002, although not required under pension laws, the Company made a $10.9 million tax- deductible cash contribution to its qualified pension plans.

         On October 10, 2002, the Company entered into additional no-cost interest rate collars ("Additional Collars"). The effective date of these Additional Collars is January 29, 2003, at a notional aggregate amount of $150 million, which is fixed for a two-year term. Similar to the existing Collar, the Additional Collars establish an interest rate ceiling ("Cap") and an interest rate floor at no cost to the Company. The Cap on the Additional Collars

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)

is 4.0 percent and the floor averages approximately 1.54 percent, and the Cap and the floor are based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 4.0 percent Cap. If the 90-day LIBOR is lower than
1.54 percent, the Company will pay cash to the issuer to compensate for the rate below the floor.

         On October 14, 2002, the Company completed the acquisition of seven weekly newspapers serving Delaware County, Pennsylvania, with total circulation of 24,000.

                            JOURNAL REGISTER COMPANY
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)

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

         As of September 29, 2002, the Company owned and operated 23 daily newspapers and 225 non-daily publications strategically clustered in six geographic areas: Greater Philadelphia; Connecticut; Greater Cleveland; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. As of September 29, 2002, the Company had total paid daily circulation of approximately 560,000, total paid Sunday circulation of approximately 525,000 and total non-daily distribution of approximately 3.6 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. From 1993 through September 29, 2002, the Company successfully completed 24 strategic acquisitions, acquiring 14 daily newspapers, 192 non-daily publications and four commercial printing companies, three of which print a number of the non-daily publications and a fourth which is a premium quality sheet-fed printing company.

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

         In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online mission is to make JOURNALREGISTER.COM Web sites the indispensable source of useful and reliable community news, sports and information in their markets by making its Web sites the local information portals for their markets. As of September 29, 2002, the Company operated 139 individual Web sites featuring the Company's daily newspapers and non-daily publications.

                            JOURNAL REGISTER COMPANY
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 29, 2002 COMPARED TO THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 2001

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS COMPLETED IN 2001 AND 2002.

         Summary. Net income for the thirteen week period ended September 29, 2002 was $11.9 million, or $0.28 per diluted share, versus $8.9 million, or $0.21 per diluted share for the thirteen week period ended September 30, 2001. Excluding goodwill amortization, as if Statement of Financial Accounting Standards ("SFAS") No. 142 was adopted on January 1, 2001 and excluding the reversal of certain tax accruals in both the 2002 and 2001 third quarters, earnings for the third quarter of 2002 were $0.26 per diluted share as compared to $0.23 per diluted share for the prior year quarter.

         Revenues. For the thirteen week period ended September 29, 2002, revenues increased $2.8 million, or 2.9%, to $100.5 million. Newspaper revenues increased $2.6 million, or 2.8%, to $95.8 million, principally due to advertising revenue, which increased $1.9 million, or 2.7%, to $72.9 million.
Circulation revenues increased approximately $724,000, or 3.3%, to $22.9 million. Commercial printing and other revenues increased approximately
$196,000, or 4.4%, to $4.7 million and represented 4.7% of the Company's revenues for the third quarter of 2002, as compared to 4.6% for the third quarter of 2001. Online revenues, included in advertising revenue, were approximately $1.0 million, an increase of approximately 5.9% for the quarter ended September 29, 2002 as compared to the prior year quarter.

         Same-store newspaper revenues. For the thirteen week period ended September 29, 2002, same-store revenues were basically even with the thirteen week period ended September 30, 2001. Same-store advertising revenues decreased approximately $180,000 or 0.3%. Same-store circulation revenues increased approximately $120,000 or 0.6%.

         Salaries and employee benefits. Salaries and employee benefit expenses were 37.9% of the Company's revenues for the thirteen week period ended September 29, 2002, as compared to 37.1% for the thirteen week period ended September 30, 2001. Salaries and employee benefits increased $1.8 million, or 5.0% for the thirteen week period ended September 29, 2002 to $38.1 million principally due to the impact of the Company's acquisitions and an increase in employee benefit costs.

         Newsprint, ink and printing charges. For the thirteen week period ended September 29, 2002, newsprint, ink and printing charges were 7.6% of the
Company's revenues, as compared to 9.9% for the thirteen week period ended September 30, 2001. Newsprint, ink and printing charges for the thirteen week period ended September 29, 2002 decreased approximately $2.1 million, or 21.3%, as compared to the thirteen week period ended September 30, 2001. This reduction is principally due to a reduction in the unit cost of newsprint of approximately 25 percent, partially offset by increased production as a result of acquisitions.

         Selling, general and administrative. Selling, general and administrative expenses were 13.1% and 12.2% of the Company's revenues for the thirteen week periods ended September 29, 2002 and September 30, 2001, respectively. Selling, general and administrative expenses for the thirteen week period ended September 29, 2002 increased $1.3 million, or 10.8%, to $13.2 million, principally as a result of the Company's acquisitions.

         Depreciation and amortization. Depreciation and amortization expenses were 3.7% of the Company's revenues for the thirteen week period ended September 29, 2002 as compared to 6.8% for the thirteen week period ended September 30, 2001. Depreciation and amortization expenses for the period ended September 29, 2002 decreased $2.9 million, or 43.2%, to $3.8 million which is due, primarily, to the implementation of SFAS No. 142,

                            JOURNAL REGISTER COMPANY
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)

which eliminated the amortization of goodwill and indefinite lived intangible assets at the beginning of fiscal year 2002.

         Other expenses. Other expenses were 14.6% and 13.9% of the Company's revenues for the thirteen week periods ended September 29, 2002 and September 30, 2001, respectively. Other expenses increased $1.1 million, or 7.9%, to $14.6 million for the thirteen week period ended September 29, 2002 principally as a result of the Company's acquisitions.


         Operating income. Operating income was $23.2 million for the thirteen week period ended September 29, 2002 as compared to $19.6 million for the thirteen week period ended September 30, 2001.

         Net interest and other expense. Net interest and other expense decreased approximately $1.4 million, or 18.5%, for the thirteen week period ended September 29, 2002 as compared to the thirteen week period ended September 30, 2001, principally due to lower interest rates on the Company's outstanding debt in the 2002 third quarter and a decrease of approximately 2.4% in the Company's weighted average debt outstanding.

         Provision for income taxes. The provision for income taxes increased by approximately $2.2 million for the thirteen week period ended September 29, 2002 as compared to the thirteen week period ended September 30, 2001, primarily due to an increase in pretax income. The provision was also affected by a $0.7 million reduction of reversals of certain income tax accruals which were determined to no longer be required, partially offset by a decrease in the Company's effective tax rate.

         Other information. EBITDA (which the Company defines as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges) was $27.0 million for the thirteen week period ended September 29, 2002 as compared to $26.2 million for the thirteen week period ended September 30, 2001.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 2002 COMPARED TO THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 2001

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS WHICH EXCLUDES THE RESULTS OF THE OHIO NEWSPAPERS SOLD IN JANUARY 2001 AND THE COMPANY'S ACQUISITIONS COMPLETED IN 2001 AND 2002.

         Summary. Net income for the thirty-nine week period ended September 29, 2002 was $35.0 million, or $0.83 per diluted share, versus $68.7 million, or $1.60 per diluted share for the thirty-nine week period ended September 30, 2001. Excluding the gain on the sale of the Company's two Ohio properties in 2001, the reversal of certain tax accruals in both the 2002 and 2001 third quarters, and eliminating goodwill amortization as if SFAS No. 142 had been adopted on January 1, 2001, earnings for the thirty-nine weeks ended September 29, 2002 were $0.80 per diluted share as compared to $0.75 per diluted share reported for the thirty-nine weeks ended September 30, 2001.

         Revenues. For the thirty-nine week period ended September 29, 2002, revenues increased $11.7 million, or 4.0%, to $302.9 million. Newspaper revenues increased $10.7 million, or 3.8%, to $288.0 million, principally due to advertising revenue, which increased $7.5 million, or 3.5%, to $219.5 million.
Circulation revenues increased $3.2 million, or 4.9%, to $68.5 million. Commercial printing and other revenues increased $1.0 million, or 7.3%, to $14.9 million and represented 4.9% of the Company's revenues for the thirty-nine week period ended September 29, 2002, as compared to 4.8% for the thirty-nine week period ended September 30, 2001. Online revenues, included in
advertising  revenue,  were approximately   $2.9  million,   an  increase  of
approximately 8.7% for the thirty-nine week period ended September 29, 2002, as compared to the prior year period.

         Same-store newspaper revenues. For the thirty-nine week period ended September 29, 2002, same-store newspaper revenues decreased $4.3 million, or 1.6%, to $262.9 million. Same-store advertising revenues decreased $5.1 million or 2.5%. Same-store circulation revenues increased $767,000 or 1.2%.

                            JOURNAL REGISTER COMPANY
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)

         Salaries and employee benefits. Salaries and employee benefit expenses were 37.4% of the Company's revenues for the thirty-nine week period ended September 29, 2002, as compared to 35.6% for the thirty-nine week period ended September 30, 2001. Salaries and employee benefits increased $9.5 million, or 9.2% for the thirty-nine week period ended September 29, 2002 to $113.2 million principally due to the impact of the Company's acquisitions and an increase in employee benefit costs.

         Newsprint, ink and printing charges. For the thirty-nine week period ended September 29, 2002, newsprint, ink and printing charges were 7.7% of the Company's revenues, as compared to 9.9% for the thirty-nine week period ended September 30, 2001. Newsprint, ink and printing charges for the thirty-nine week period ended September 29, 2002 decreased approximately $5.6 million, or 19.4%, as compared to the thirty-nine week period ended September 30, 2001. This reduction is principally due to a reduction in the unit costs of newsprint of approximately 24 percent, partially offset by increased production as a result of acquisitions.

         Selling, general and administrative. Selling, general and administrative expenses were 13.1% and 11.6% of the Company's revenues for the thirty-nine week periods ended September 29, 2002 and September 30, 2001, respectively. Selling, general and administrative expenses for the thirty-nine week period ended September 29, 2002 increased $6.0 million, or 17.8%, to $39.8 million, principally as a result of the Company's acquisitions.

         Depreciation and amortization. Depreciation and amortization expenses were 3.7% of the Company's revenues for the thirty-nine week period ended September 29, 2002 as compared to 6.7% for the thirty-nine week period ended September 30, 2001. Depreciation and amortization expenses for the thirty-nine week period ended September 29, 2002 decreased $8.3 million or 42.4%, to $11.3 million which is due, primarily, to the implementation of SFAS No. 142, which eliminated the amortization of goodwill and indefinite lived intangible assets at the beginning of fiscal year 2002, offset partially by increased depreciation related to capital purchases, particularly the Company's new production facility in its Greater Philadelphia cluster.

         Other expenses. Other expenses were 14.1% and 13.6% of the Company's revenues for the thirty-nine week periods ended September 29, 2002 and September 30, 2001, respectively. Other expenses increased $3.0 million, or 7.7%, to $42.7 million for the thirty-nine week period ended September 29, 2002 principally as a result of the Company's acquisitions.

         Operating income. Operating income was $72.8 million for the thirty-nine week period ended September 29, 2002 as compared to $65.7 million for the thirty-nine week period ended September 30, 2001.

         Net interest and other expense. Net interest and other expense decreased $4.5 million, or 19.4%, for the thirty-nine week period ended September 29, 2002 as compared to the thirty-nine week period ended September 30, 2001, principally due to lower interest rates on the Company's outstanding debt in the 2002 third quarter, offset partially by an increase of approximately 2.8% in the Company's weighted average debt outstanding.

         Gain on sale of newspaper properties. On January 31, 2001, the Company completed the sale of substantially all the assets of The Times Reporter, Dover/New Philadelphia (including Midwest Offset, one of the Company's commercial printing companies), and The Independent, Massillon, Ohio and reported a pretax gain of $32.2 million ($42.1 million after tax).

         Provision for income taxes. The Company's effective tax rate was 37.3% for the thirty-nine weeks ended September 29, 2002 as compared to 39.3% for the thirty-nine weeks ended September 30, 2001, excluding the reversals of certain tax accruals in each year which were determined to no longer be required and the effect of the gain on sale of newspaper properties in the first quarter of 2001. A $9.9 million tax benefit on the gain on sale of the Company's Dover/New Philadelphia and Massillon properties was recorded in the first quarter of 2001.

         Other information. EBITDA (which the Company defines as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges) was $84.0 million for the thirty-nine week period ended September 29, 2002 as compared to $85.3 million for the thirty-nine week period ended September 30, 2001.

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

         Cash flows from operations. Net cash provided by operating activities for the thirty-nine week period ended September 29, 2002 was $47.7 million as compared to $44.6 million for the thirty-nine week period ended September 30, 2001.

         Cash flows from investing activities. Net cash used in investing activities was $14.1 million for the thirty-nine week period ended September 29, 2002. Cash used in investing activities was for funding the Company's acquisitions of two newspaper properties further described in Note 4 to the Condensed Consolidated Financial Statements and investments in property, plant and equipment. Net cash used in investing activities was $37.5 million for the thirty-nine week period ended September 30, 2001, primarily as a result of investments in property, plant and equipment, including the Company's Philadelphia-area printing facility, and the acquisition of additional newspaper properties further described in Note 4 to the Condensed Consolidated Financial Statements and were partially offset by proceeds from the sale of the Company's Dover/New Philadelphia and Massillon properties.

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

         Cash flows from financing activities. Net cash used in financing activities was $33.7 million for the thirty-nine week period ended September 29, 2002, reflecting repayments of senior debt offset partially by the issuance of common stock in connection with options exercised. Net cash used in financing activities was $13.5 million for the thirty-nine week period ended September 30, 2001. This reflects the purchase of treasury shares partially offset by the borrowings of senior debt in the 2001 period.

         Debt and derivative activity. On July 15, 1998, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by J.P. Morgan Chase & Co. as administrative agent for the lenders thereunder. The Credit Agreement provided for $500 million in Term Loans and a $400 million Revolving Credit Facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the prior senior facilities and to purchase the Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group for approximately $300 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement.

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

         The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio (as defined in the Credit Agreement). To fulfill this requirement, the Company participates in certain IRPAs whereby the Company has assumed a fixed rate of interest and a counter party has assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agrees to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. IRPAs currently in effect as of September 29, 2002 included SWAP agreements with notional principal amounts of $175 million which expire on October 29, 2002. The fixed interest rates of these IRPAs at September 29, 2002 were approximately 5.85%.

         The Company's weighted-average effective interest rate was approximately 4.8% for the thirty-nine weeks ended September 29, 2002. This interest rate includes a $5.4 million pre-tax charge realized and reported as a component of interest expense for the period ended September 29, 2002 related to the Company's IRPAs in place during 2002.

       In addition to IRPAs noted above, the Company entered into a no cost interest rate collar hedge ("the collar") on November 9, 2001. The collar establishes an interest rate ceiling ("Cap") and an interest rate floor at no cost to the Company. The Cap on the Company's collar is 6.0 percent and the floor averages approximately 2.66 percent and is based upon 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 6.0 percent Cap. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. The collar is effective on October 29, 2002 beginning at a notional amount of $170 million. The collar amortizes over two years to a notional aggregate amount of $135 million and terminates on October 29, 2004. On October 10, 2002, the Company entered into additional no-cost interest rate Collars ("Additional Collars"). The effective date of the Additional Collars is January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed for a two-year term. Similar to the existing Collar, the Additional Collars establish an interest rate ceiling ("Cap") and an interest rate floor at no cost to the Company. The Cap on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent and is based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 4.0 percent Cap. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. From time to time the Company may enter into additional IRPAs. The Company expects that future IRPAs will be designated for all or a portion of the principal balance and term of a specific debt obligation.

         Upon adoption of SFAS No. 133, the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss ("OCI"). On January 1, 2001, the Company recorded a deferred pre-tax transition gain of $198,600 (approximately $120,000 after-tax) as an adjustment to OCI. The interest rate SWAPs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirty-nine week period ending September 29, 2002. For the thirty-nine week periods ended September 29, 2002 and September 30, 2001, the IRPAs resulted in realized pretax charges of $5.4 million, and $1.6 million, respectively, which have been reported as a component of interest expense, in the respective period. The total deferred loss relating to the IRPAs reported in OCI is approximately $2.9 million (net of $1.5 million of deferred taxes).

         Significant Contractual Obligations. As of September 29, 2002, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $487.4 million, of which $145.7 million was outstanding under the Revolving Credit Facility and $341.7 million was outstanding under the Term Loans. In addition, the Company had approximately $113.5 million of unused and available Revolving Credit Facility funds subject to the terms of the Credit Agreement at September 29, 2002. The total unused balance on the Revolving Credit Facility was $240.5 million as of September 29, 2002. The remaining aggregate maturities payable under the Term Loans are as follows:

                FISCAL YEAR                DOLLARS IN THOUSANDS

                2002                                    $ 7,610
                2003                                     32,912
                2004                                     37,853
                2005                                     86,875
                2006                                    176,417

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

                            JOURNAL REGISTER COMPANY
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)


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

         Total rent expense was $846,000 and $804,000 for the thirteen weeks ended September 29, 2002 and September 30, 2001, respectively. For the thirty-nine weeks ended September 29, 2002 and September 30, 2001, total rent expense was $2.5 million and $2.3 million, respectively.

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

                            JOURNAL REGISTER COMPANY
                                SEPTEMBER 29, 2002
                                   (UNAUDITED)


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

         At September 29, 2002, the Company had in effect SWAP agreements for an aggregate notional amount of $175 million. In addition, the Company entered into a no-cost collar on November 9, 2001 for a notional amount of $170 million, which will become effective when the SWAP agreements expire in October 2002. On October 10, 2002, the Company entered into additional no-cost interest rate collars ("Additional Collars") which become effective on January 29, 2003. The Additional Collars are for a notional amount of $150 million, which is fixed for a two-year term. Assuming a 10% increase or reduction in interest rates the annual impact on the Company's pre-tax earnings would be approximately $0.9 million.

ITEM 4.  CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report (the "Evaluation Date"), the Company, under the supervision of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c) and 15(d)-14(c)). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company and its consolidated subsidiaries required to be included in the Company's periodic SEC filings.

         There were no significant changes in the Company's internal controls or other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date.

                         PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on August 14, 2002 furnishing under Item 9 thereof certain information regarding the certifications of the Company's Chairman, President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Secretary accompanying the Company's Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date: November 13, 2002                 JOURNAL REGISTER COMPANY


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


CERTIFICATIONS

I, Robert M. Jelenic, Chairman, President and Chief Executive Officer of Journal Register Company (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
   a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:
   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls' and
6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                /s/  Robert M. Jelenic
                                       ----------------------------
                                       Robert M. Jelenic
                                       Chairman, President and Chief
                                       Executive Officer

I, Jean B. Clifton, Executive Vice President, Chief Financial Officer and Secretary of Journal Register Company (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
   a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:
   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls' and
6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002               /s/  Jean B. Clifton
                                       ----------------------------
                                       Jean B. Clifton
                                       Executive Vice President, Chief
                                       Financial Officer and Secretary