Form 10-K
period 2002-12-29
JOURNAL REGISTER CO
filed 2003-03-27
CIK 1035815

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

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 2003, was approximately $567,166,902.

     As of March 18, 2003, 41,157,534 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

     DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 2003 Annual Meeting of Stockholders, which will be filed on or before April 28, 2003.

================================================================================

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE PLANS AND OBJECTIVES OF THE COMPANY FOR FUTURE OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IN ADDITION, THE WORDS "ANTICIPATES," "PROJECTS," "PLANS," "INTENDS," "ESTIMATES," "EXPECTS," "MAY," "BELIEVES" AND SIMILAR WORDS ARE INTENDED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS, EXCEPT AS REQUIRED BY LAW. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THE UNAVAILABILITY OR A MATERIAL INCREASE IN THE PRICE OF NEWSPRINT, THE SUCCESS OF THE COMPANY'S ACQUISITION STRATEGY, DISPOSITIONS, THE ABILITY OF THE COMPANY TO ACHIEVE COST REDUCTIONS AND INTEGRATE ACQUISITIONS, COMPETITIVE PRESSURES, GENERAL OR REGIONAL ECONOMIC CONDITIONS, ADVERTISING TRENDS AND MATERIAL INCREASES IN INTEREST RATES, AMONG OTHER THINGS. THESE AND OTHER FACTORS ARE DISCUSSED IN MORE DETAIL BELOW UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE." SUCH FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY FUTURE REVISIONS IT MAY MAKE TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Journal Register Company (the "Company") is a leading U.S. newspaper publisher with total paid daily circulation of approximately 550,000 and total non-daily distribution of approximately 3.7 million, as of December 29, 2002. The Company currently owns and operates 23 daily newspapers and 233 non-daily publications strategically clustered in six geographic areas: Greater Philadelphia, Connecticut, Greater Cleveland, Central New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company's newspapers are characterized by an intense focus on the coverage of local news and local sports and offer compelling graphic design in colorful, reader-friendly packages. The Company also operates 147 Web sites, which represent each of the Company's publications.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards.

         The Company has been a leader in executing its clustering strategy. The Company believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing, production and back office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering allows the Company to offer its advertisers expanded reach both geographically and demographically.

         From September 1993 through December 2002, the Company successfully completed (i) 25 strategic acquisitions, acquiring 14 daily newspapers, 192 non-daily publications and four commercial printing companies; and (ii) two dispositions.

         In 2002, the Company completed three strategic acquisitions. On March 18, 2002, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., which are based in Northeast Philadelphia, Pennsylvania. This acquisition included eight weekly newspapers, with total circulation of approximately 121,000, serving Northeast Philadelphia, seven monthly publications, with total circulation of approximately 59,000, serving Montgomery County, Pennsylvania, and a commercial printing operation. On March 22, 2002, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc. This acquisition included one weekly newspaper with total circulation of 5,000 and two annual magazines with total distribution of approximately 20,000. On October 14, 2002, the Company completed the acquisition of seven weekly newspapers serving Delaware County, Pennsylvania, with total circulation of approximately 24,000.

         In 2001, the Company completed five strategic acquisitions. On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. This acquisition included 13 publications with non-daily distribution of approximately 90,000. On June 7, 2001, the Company completed the acquisition of the operations of Montgomery Newspaper Group's community newspapers and magazines, which are based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of the 24 non-daily publications acquired from Metroweek Corporation is approximately 285,000. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Total distribution of the two non-daily publications included in this purchase is approximately 21,000. On September 14, 2001, the Company completed the acquisition of the assets of The Reporter, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On October 25, 2001, the Company completed the acquisition of The Litchfield County Times, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 12,000. The acquisition also included three lifestyle magazines serving Litchfield and Fairfield counties in Connecticut and Westchester County, New York, with total monthly distribution of approximately 90,000.

         In order to achieve a strategic repositioning in six geographic clusters and a reduction in the Company's leverage, the Company sold its operations in the greater St. Louis area in 2000 and two daily newspapers and a commercial printing operation in the southern part of central Ohio in early 2001. The proceeds from these sales were used to reduce the Company's outstanding debt, repurchase Company stock and for strategic acquisitions.

         In December 2001, the Company commenced operations at its newly constructed production facility, Journal Register Offset, located in Exton, Pennsylvania. The plant currently produces five of the Company's seven daily newspapers and 32 of the Company's 113 non-daily publications in the Greater Philadelphia cluster. The new facility generated approximately $1.1 million of cash expense savings in fiscal year 2002, and the Company expects to achieve additional savings and to continue to produce excellent product quality at the Exton facility.

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

         The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of its newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high product quality standards, and uses extensive process color and compelling graphic design to more fully engage existing readers and to attract new readers. The Company's newspapers typically are produced using advanced prepress pagination technology, and are printed on efficient, high-speed presses.

         The Company's revenues are derived from advertising (72.9 percent of 2002 revenues), paid circulation (22.3 percent of 2002 revenues), including single copy sales and subscription sales, and commercial printing and other activities (4.8 percent of fiscal year 2002 revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, local content as well as creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company's management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

         The Company's advertising revenues in 2002 were derived primarily from a broad group of local retailers (approximately 55.2 percent) and classified advertisers (approximately 39.6 percent). No single advertiser accounted for more than 1 percent of the Company's total fiscal year 2002 revenues. The Company's management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising.

         Substantially all of the Company's operations relate to newspaper publishing. In addition to its daily newspapers and non-daily publications, the Company owns four commercial printing operations that complement and enhance its publishing operations.

OVERVIEW OF OPERATIONS

         The Company's operations are clustered in six geographic areas:

         GREATER PHILADELPHIA. The suburban Philadelphia area is one of the fastest growing and most affluent areas in Pennsylvania. Since 1990, the population of the areas covered by the Company's Greater Philadelphia Cluster has increased approximately eight percent, and average household income has increased approximately 62 percent.

         The Company owns seven daily newspapers and 113 non-daily publications serving areas surrounding Philadelphia. These publications include: in Pennsylvania, the Delaware County Daily and Sunday Times (Primos); the Daily Local News (West Chester); The Mercury (Pottstown); The Times Herald (Norristown); The Reporter (Lansdale); The Phoenix (Phoenixville); Montgomery Newspapers, a group of 24 non-daily publications; News Gleaner Publications, which includes eight weekly publications serving Northeast Philadelphia and seven monthly publications serving Montgomery County, Pennsylvania; the InterCounty Newspaper Group, a group of 18 weekly newspapers serving suburban Philadelphia and central and southern New Jersey; Chesapeake Publishing, a group of 15 non-daily publications; Town Talk Newspapers (Media); Acme Newspapers, a group of non-daily newspapers, including the Main Line Times, serving Philadelphia's affluent Main Line; the News of Delaware County, one of the largest audited community newspapers in the United States; and the Penny Pincher Shoppers (Pottstown). Also, in New Jersey, the Company owns The Trentonian (Trenton, NJ), a daily newspaper operation. The Company also owns three commercial printing companies in Pennsylvania, two of which print more than 30 of the Company's non-daily publications in addition to printing for other non-affiliated customers, and one of which is a premium quality sheet-fed printing operation.

         The seven Greater Philadelphia Cluster daily newspapers have aggregate daily and aggregate Sunday circulation of approximately 189,000 and 167,000, respectively. The Company's aggregate non-daily distribution in the Company's Greater Philadelphia Cluster is approximately 1.2 million.

         In 2002, the Company launched the Lansdale edition of The Sunday Times Herald, adding circulation of approximately 15,000 on Sunday in Montgomery County. This edition provides advertisers with a local Sunday newspaper to reach the desirable Lansdale market. The Company also added to its Greater Philadelphia Cluster with the completion of two strategic acquisitions in 2002, acquiring the News Gleaner publications and the County Press publications.

         In 2001, the Company commenced operations at its newly constructed production facility, Journal Register Offset, located in Exton, Pennsylvania. The plant produces five of the Company's seven daily newspapers and 32 of the Company's 113 non-daily publications in the Company's Greater Philadelphia Cluster. The new facility generated approximately $1.1 million of cash expense savings in fiscal year 2002 and the Company expects to achieve additional cost savings and to continue to produce excellent product quality at the Exton facility. The Company also completed three strategic acquisitions in its Greater Philadelphia Cluster in 2001, acquiring the Chesapeake Publishing publications, the Montgomery Newspapers publications, and The Reporter (Lansdale).

         The following table sets forth information regarding the Company's publications in Greater Philadelphia:


                                  Year         Year          Principal          Daily         Sunday        Non-Daily
Publication                   Originated(1)  Acquired        Location        Circulation(2)Circulation(2) Distribution(3)
----------------------------- ------------- ----------- -------------------- ------------- -------------- --------------
Delaware County Daily and
 Sunday Times.............        1876         1998     Primos, PA                 47,730       44,751
Daily Local News..........        1872         1986     West Chester, PA           28,894       30,064
The Mercury...............        1930         1998     Pottstown, PA              24,626       25,837
The Times Herald..........        1799         1993     Norristown, PA             17,666       29,112
The Reporter..............        1870         2001     Lansdale, PA               18,523
The Phoenix...............        1888         1986     Phoenixville, PA            3,675
The Trentonian............        1945         1985     Trenton, NJ                48,220       37,625
Montgomery Newspapers
   24 publications........        1872         2001     Ft. Washington, PA                                      284,512
News Gleaner Publications
   15 publications........        1882         2002     Philadelphia, PA                                        179,454
InterCounty Newspaper
    Group
  18 publications.........        1869         1997     Newtown, PA                                              89,541
Chesapeake Publishing
   15 publications........        1869         2001     Kennett Sq., PA                                          89,384
Town Talk Newspapers
   7 publications.........        1964         1998     Ridley, PA                                               85,200
Acme Newspapers
   4 publications.........        1930         1998     Ardmore, PA                                              76,595
Penny Pincher Shoppers
   6 publications.........        1988         1998     Pottstown, PA                                            50,500
Suburban Publications
   3 publications.........        1885         1986     Wayne, PA                                                31,374
County Press Publications
    7 publications........        1931         2002     Newtown Sq., PA                                          24,225
Lil' Book.................        2001         2001(4)  Trenton, NJ                                              40,200
Real Estate Today.........        1978         1998     Pottstown, PA                                            36,300
Tri-County Record.........        1975         1986     Morgantown, PA                                           19,370
The Homes Magazine........        1988         1988(4)  West Chester, PA                                         19,355
Chester County Kids.......        2001         2001(4)  West Chester, PA                                         18,000
The Village News..........        1980         1986     Downingtown, PA                                          18,000
Township Voice............        1991         1991     Phoenixville, PA                                         15,000
The Times Record..........        1980         1986     Kennett Sq., PA                                           9,000
Blue Bell Journal.........        1999         1999(4)  Blue Bell, PA                                             5,200
Total Market Coverage
("TMC") (5 publications)..                                                                                      103,100
----------------------------- ------------- ----------- -------------------- ------------- -------------- --------------
TOTAL                                                                             189,334      167,389        1,194,310
============================= ============= =========== ==================== ============= ============== ==============


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages according to the most recently released Audit Bureau of Circulations ("ABC") Audit Report. The Times Herald Sunday circulation is from the ABC Publisher Statement for September 30, 2002 in order to include the new Sunday Lansdale edition.

(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects average distribution for December 2002, with the following exceptions: Suburban Publications, which includes three publications, two of which, Suburban Advertiser and King of Prussia Courier, reflect the Certified Audit of Circulations ("CAC") Publisher's Statements for the 12 months ended March 2002, and The Suburban & Wayne Times which reflects the ABC audit for the 24-month period ended September 30, 2001; Acme Newspapers, which includes four publications, three of which (News of Delaware County, Germantown Courier and Mt. Airy Times Express) reflect the CAC Newspaper Audit Report for the 12 months ended March 31, 2002, and Main Line Times, which reflects the ABC Newspaper Audit Report for the 24 months ended September 30, 2001; the News Gleaner Publications, which includes eight weekly publications, reflects the CAC Audit for the 12 months ended June 30, 2002; and Montgomery Newspapers, which includes 16 weekly newspapers, reflects the CAC Audit for the 12 months ended September 30, 2002.

 (4) Represents the year the Company started the publication.

         The majority of the Company's Pennsylvania publications are located within a 30-mile radius of Philadelphia. The Company's newspapers serve geographic areas with highly desirable demographics. The Delaware County Daily and Sunday Times serves an area that has a population of 597,300 and had population growth of approximately two percent from 1980 to 2002. The Delaware County Daily and Sunday Times market area has average household income of $75,500, which is 18 percent above the national average. The Daily Local News serves an area which has a population of 431,400 and had population growth of approximately 46 percent from 1980 to 2002. The Daily Local News serves an area that has average household income of $91,600, which is 43 percent above the national average. The Mercury, located approximately 40 miles west of Philadelphia, serves an area that has a population of 470,600 and had population growth of approximately 27 percent from 1980 to 2002. The area The Mercury serves has average household income of $72,000, which is 13 percent above the national average. The Times Herald serves an area that has a population of 184,000 and had population growth of approximately 15 percent from 1980 to 2002. The Times Herald's market area has average household income of $79,200, which is 24 percent above the national average. The Phoenix serves an area that has a population of 128,100 and had population growth of approximately 40 percent from 1980 to 2002. The Phoenix's market area has average household income of $90,700, which is 42 percent above the national average. The Reporter serves an area that has a population of 381,700 and had population growth of approximately 21 percent from 1990 to 2002. The Reporter's market area has an average household income of $82,600, which is 29 percent above the national average. The Company's weekly newspaper group, Suburban Publications, which is located on the Main Line in suburban Philadelphia, serves an area that has a population of 340,300 and had population growth of approximately 25 percent from 1980 to 2002. The market area served by Suburban Publications has average household income of $119,500, which is 87 percent above the national average. The Main Line Times, the flagship of the Company's Acme Newspapers group, serves an area that has a population of 399,900 and had population growth of approximately three percent from 1980 to 2002. The Main Line Times' market area, which is also on the Main Line, has average household income of $115,000, which is 80 percent above the national average. The majority of the Company's Pennsylvania properties are located within 20 miles of the area's largest retail complex, the King of Prussia Plaza and Court, which is the largest mall in the United States based on retail square footage.

         The Trentonian is published in Trenton, the capital of New Jersey, which is located 35 miles north of Philadelphia and 65 miles south of New York City. The Trentonian serves an area that has a population of 293,200 and had population growth of approximately 10 percent from 1980 to 2002. This area has average household income of $76,900, which is 20 percent above the national average.

         As a result of the synergies in the Company's Greater Philadelphia Cluster, the Company has been able to cross-sell advertising into multiple publications. The nature of the cluster also allows for the implementation of significant cost savings programs. For example, in December 2001, the Company commenced operations at its new production facility, Journal Register Offset, located in Exton, Pennsylvania. This plant produces five of the Company's seven dailies - the Daily Local News, The Mercury, The Times Herald, The Reporter and The Phoenix - and thirty-two of the Company's 113 non-daily publications in the Company's Greater Philadelphia Cluster. The new facility generated approximately $1.1 million of cash expense savings in 2002 and the Company expects to achieve additional savings and to continue to produce excellent product quality at the Exton facility. In addition, the Company's publications in its Greater Philadelphia Cluster share several news gathering resources.

         CONNECTICUT. In Connecticut, the Company owns the New Haven Register, a small metropolitan daily newspaper with daily circulation of nearly 100,000 and Sunday circulation of over 100,000, four suburban daily newspapers, 73 suburban non-daily publications and one commercial printing company. The suburban daily newspapers in the Connecticut Cluster are The Herald (New Britain), The Bristol Press, The Register Citizen (Torrington) and The Middletown Press. The five daily newspapers have aggregate daily and Sunday circulation of approximately 149,000 and 143,000, respectively. The 73 non-daily publications have aggregate distribution of approximately 1.7 million. Included in the non-daily publications is Connecticut Magazine, the state's premier lifestyle magazine that was acquired in September 1999. Combined, the Company's Connecticut daily newspapers and non-daily publications serve a statewide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) to Hartford and its suburban areas, to the greater New Haven area, as well as the Connecticut shoreline from New Haven northeast to New London.

         In 2002, the Company added to its Connecticut Cluster with the acquisition of a weekly newspaper, Main Street News, based in Essex, Connecticut, with approximately 5,000 distribution, and two annual magazines with total distribution of approximately 20,000.

         In 2001, the Company acquired The Litchfield County Times, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 12,000. This acquisition also included three lifestyle magazines serving Litchfield and Fairfield counties in Connecticut and Westchester County, New York, with total monthly distribution of approximately 90,000. These publications cover Litchfield and Fairfield counties in Connecticut and Westchester County, New York.

         The following table sets forth information regarding the Company's publications in Connecticut:


                                     Year        Year       Principal       Daily          Sunday       Non-Daily
Publication                       Originated(1)Acquired     Location    Circulation(2) Circulation(2) Distribution(3)
--------------------------------------------------------------------------------------------------------------------
New Haven Register...............    1755        1989     New Haven           99,002        100,020
The Herald.......................    1881        1995     New Britain         16,323         32,754
The Bristol Press................    1871        1994     Bristol             12,835
The Register Citizen.............    1889        1993     Torrington          10,839         10,060
The Middletown Press.............    1884        1995     Middletown           9,803
Shore Line Newspapers
   13 publications...............    1877        1995     Guilford                                          144,128
Litchfield County Times Group
    4 publications...............    1981        2001     New Milford                                       103,886
Housatonic Publications
    9 publications...............    1825        1998     New Milford                                        56,353
Imprint Newspapers
   12 publications...............    1880        1995     Bristol                                            94,225
Elm City Newspapers
    8 publications...............    1931        1995     Milford                                            89,759
Minuteman Newspapers
    2 publications...............    1993        1998     Westport                                           37,121
Connecticut's County Kids
    2 publications...............    1989        1996     Westport                                           43,450
Foothills Trader
    3 publications...............    1965        1995     Torrington                                         49,926
Connecticut Magazine
    3 publications...............    1938        1999     Trumbull                                          717,089
Gamer Publications
    3 publications...............    1981        1995     Bristol                                            55,000
Main Street News
    3 publications...............    1989        2002     Essex                                              29,800
East Hartford Gazette............    1885        1995     East Hartford                                      19,217
Homefinder.......................    1976        1995     New Britain                                        16,053
Thomaston Express................    1874        1994     Thomaston                                           1,866
TMC (8 publications).............                                                                           260,044
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                                        148,802        142,834       1,717,917
====================================================================================================================


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)  Circulation averages according to the most recently released ABC Audit
     Report.

(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects average distribution for December 2002, except for Housatonic Publications and Minuteman Newspapers, which reflect CAC audit results for the 12 month periods ended September 30 and June 30, 2001, and Connecticut Magazine. Connecticut Magazine's non-daily distribution includes 600,000 for the Connecticut Vacation Guide, which is published annually for the Connecticut Department of Tourism and 30,000 for The Connecticut Bride. Connecticut Magazine reflects average circulation based on the ABC Audit Report for the twelve month period ended June 30, 2001.

         The New Haven Register is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The New Haven Register serves a primary circulation area comprised of the majority of New Haven County and portions of Fairfield, Middlesex and New London counties. This area (including the portions of Fairfield County, which are served by related non-daily publications) has a population of 798,400 and had population growth of approximately 15 percent from 1980 to 2002. This area has average household income of $76,200, which is 19 percent above the national average, and a retail environment comprised of approximately 6,900 stores. The New Haven Register's primary circulation area is home to a number of large and well-established institutions, including Yale University and Yale-New Haven Hospital. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only two locally licensed television stations (which serve a statewide, rather than a local audience). The radio market in New Haven is also fragmented. Consequently, the Company's management believes that the New Haven Register is a very powerful local news and advertising franchise for the greater New Haven area.

         The Herald, The Bristol Press and The Middletown Press serve contiguous areas between New Haven and Hartford. The Bristol Press serves an area that has a population of 332,800 and had population growth of approximately seven percent from 1980 to 2002. The Bristol Press' market area has average household income of $87,700, which is 37 percent above the national average. The Middletown Press serves an area that has a population of 105,100 and had population growth of approximately 23 percent from 1980 to 2002. The area The Middletown Press serves has average household income of $69,200, which is eight percent above the national average. The Herald serves an area that has a population of 106,400, and had population growth of approximately three percent from 1980 to 2002. The Herald's market area has average household income of $59,200. The Register Citizen serves an area that has a population of 252,100 and had population growth of approximately 15 percent from 1980 to 2002. The Register Citizen's market area has average household income of $81,300, which is 27 percent above the national average.

         The Company's Connecticut publications benefit from cross-selling of advertising, as well as from editorial, production and back office synergies. For example, the New Haven Register gathers statewide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; and The Herald and The Middletown Press are printed at one facility, as are The Register Citizen and The Bristol Press. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by The Herald, The Bristol Press and The Middletown Press, the Company launched a combined Sunday newspaper, The Herald Press, which serves the readers of these three daily newspapers with three zoned editions and has a Sunday circulation of approximately 33,000, as of September 30, 2001, according to the ABC Audit Report.

         GREATER CLEVELAND. The Company owns two Cleveland, Ohio area newspaper operations, The News-Herald (Willoughby) and The Morning Journal (Lorain). The aggregate daily and aggregate Sunday circulation of the Cleveland-area newspapers is approximately 81,000 and 94,000, respectively.

         The following table sets forth information regarding the Company's publications in Greater Cleveland:


                                    Year         Year         Principal        Daily         Sunday          Non-Daily
Publication                     Originated(1)  Acquired       Location     Circulation(2)  Circulation(2)  Distribution(3)
--------------------------------------------------------------------------------------------------------------------------
The News-Herald.........           1878          1987         Willoughby       47,291         57,370
The Morning Journal.....           1921          1987         Lorain           33,410         36,823
County Kids                                                   Willoughby
   2 publications.......           1997          1997(4)      and Lorain                                       38,200
TMC (2 publications) ...                                                                                       68,918
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          80,701         94,193          107,118
=========================================================================================================================


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Report.

(3) Non-daily distribution is solely free distribution and reflects average distribution for December 2002.

(4)  Represents the year the Company started the publication.

         The News-Herald and The Morning Journal serve areas located directly east and west of Cleveland, respectively. The News-Herald, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga counties, two of Ohio's five most affluent counties. Lake and Geauga counties have populations of 228,100 and 92,200, respectively, and had population growth of approximately eight percent and 33 percent, respectively, from 1980 to 2002. Lake and Geauga counties have average household incomes of $65,900 and $85,200, respectively. The Morning Journal serves an area that has a population of 150,700 with population growth of approximately three percent from 1980 to 2002. Average household income is $59,700 in the area served by The Morning Journal. The Company's management believes that The News-Herald and The Morning Journal compete effectively with Cleveland's major metropolitan newspaper due to the focus on coverage of local news and local sports. The Greater Cleveland Cluster benefits from a variety of synergies, including advertising cross-sell arrangements and certain news gathering resources.

         CENTRAL NEW ENGLAND. The Company owns five daily and 23 non-daily publications in the central New England area. The Company's publications in this cluster include The Herald News (Fall River, MA), the Taunton Daily Gazette (Taunton, MA), The Call (Woonsocket, RI), The Times (Pawtucket, RI), the Kent County Daily Times (West Warwick, RI), and two groups of weekly newspapers serving southern Rhode Island, including South County. The five daily newspapers have aggregate daily circulation of approximately 70,000 and aggregate Sunday circulation of approximately 57,000. The non-daily publications in this cluster have total distribution of approximately 276,000.

         The following table sets forth information regarding the Company's publications in Central New England:


                                 Year         Year         Principal           Daily         Sunday        Non-Daily
Publication                  Originated(1)  Acquired        Location       Circulation(2) Circulation(2) Distribution(3)
---------------------------- ------------- ----------- ------------------- -------------- -------------- --------------
The Herald News...........       1872         1985     Fall River, MA           22,943         25,354
Taunton Daily Gazette.....       1848         1996     Taunton, MA              12,906         12,348
The Call..................       1892         1984     Woonsocket, RI           15,876         18,915
The Times.................       1885         1984     Pawtucket, RI            13,673
Kent County Daily Times          1892         1999     West Warwick, RI          4,134
Southern Rhode Island
Newspapers
   8 publications........        1854         1995     Wakefield, RI                                            39,960
Hometown Newspapers
   6 publications........        1969         1999     West Warwick, RI                                         44,611

County Kids
   3 publications.........       1997         1997(4)  Fall River, MA,                                          49,522
                                                       Taunton, MA and
                                                       Pawtucket, RI

Neighbors.................       1999         1999(4)  Pawtucket and                                            19,260
                                                       Woonsocket, RI

Northwest Neighbors.......       2002         2002     Woonsocket, RI                                            9,948

TMC (4 publications)......                                                                                     112,933
---------------------------- ------------- ----------- ------------------- -------------- -------------- --------------
TOTAL                                                                           69,532         56,617          276,234
============================ ============= =========== =================== ============== ============== ==============

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)  Circulation averages according to the most recently released ABC Audit
     Report.

(3) Non-daily distribution reflects average distribution for December 2002, with the exception of The Coventry Courier, The East Greenwich Pendulum, The Narragansett Times, The Standard Times, and The Chariho Times (all Southern Rhode Island Newspapers), which reflect the CAC Audit Report for the 12 month period ended June 30, 2002.

(4)  Represents the year the Company started the publication.

         The Herald News and the Taunton Daily Gazette are situated 14 miles apart. Each is less than 40 miles south of Boston, Massachusetts and 25 miles east of Providence, Rhode Island. The region's second largest shopping mall, located in Taunton, contains one million square feet of retail space and approximately 150 stores. The Herald News serves an area that has a population of 166,900 and had population growth of approximately three percent from 1980 to 2002. The Herald News' market area has average household income of $54,700. The Taunton Daily Gazette serves an area that has a population of 138,200 and had population growth of approximately 33 percent from 1980 to 2002. The Taunton Daily Gazette's market area has average household income of $64,100. The Call serves an area that has a population of 188,600 and had population growth of approximately 16 percent from 1980 to 2002. The Call's market area has average household income of $71,000, which is 11 percent above the national average. The Times serves an area that has a population of 198,400 and had population growth of approximately 13 percent from 1980 to 2002. The Times' market area has average household income of $62,800. Southern Rhode Island Newspapers serve an area that has a population of 165,000 and had population growth of approximately 35 percent from 1980 to 2002. The Southern Rhode Island Newspaper market area has average household income of $71,300, which is 12 percent above the national average.

         No local television stations exist in the communities served by the Company's Central New England newspapers. Furthermore, the Company believes that its Central New England properties benefit from the fragmentation of local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Central New England newspapers benefit from advertising cross-selling, as well as significant production and editorial synergies. For example, The Times, The Call and the Kent County Daily Times are printed at the same facility, as are the Taunton Daily Gazette and The Herald News. Southern Rhode Island Newspapers are printed at the Company's New Haven Register facility.

         CAPITAL-SARATOGA REGION OF NEW YORK. The Company owns three daily and five non-daily publications in the Capital-Saratoga Region of New York. The Company's publications in this cluster include The Record (Troy), The Saratogian (Saratoga Springs), The Oneida Daily Dispatch and the weekly Community News, serving Clifton Park. The daily newspapers have aggregate daily circulation of approximately 40,000 and aggregate Sunday circulation of approximately 36,000. The non-daily publications in this cluster have total distribution of approximately 98,000.

         The following table sets forth information regarding the Company's publications in the Capital-Saratoga Region of New York:


                                    Year           Year        Principal        Daily          Sunday        Non-Daily
Publication                     Originated(1)    Acquired       Location     Circulation(2) Circulation(2) Distribution(3)
------------------------------- -------------- ------------- --------------- -------------- -------------- ---------------

The Record................          1896           1987      Troy                 21,912         23,433
The Saratogian............          1855           1998      Saratoga             10,856         12,696
                                                             Springs
The Oneida Daily
   Dispatch ..............          1850           1998      Oneida                7,252
Oneida-Chittenango
  Pennysavers
   2 publications.........          1957           1998      Oneida                                              23,085
Community News............          1969           1998      Clifton Park                                        28,398
TMC (2 publications)......                                                                                       46,050
------------------------------- -------------- ------------- --------------- ------------- -------------- --------------
TOTAL                                                                             40,020         36,129          97,533
=============================== ============== ============= =============== ============= ============== ==============


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)  Circulation averages according to the most recently released ABC Audit
     Report.

(3) Non-daily distribution includes both paid and free distribution and reflects average distribution for December 2002.

         The Record and The Saratogian are situated approximately 26 miles apart. The Record serves an area that has a population of 175,000, which has remained substantially unchanged since 1980. The Record's market has average household income of $51,600. The Saratogian serves an area that has a population of 210,500 and had population growth of approximately 25 percent from 1980 to 2002. The Saratogian's market area has average household income of $59,000. The Oneida Daily Dispatch serves an area that has a population of 74,200, and had population growth of approximately three percent from 1980 to 2002. The Oneida Daily Dispatch's market area has average household income of $50,900. No local television stations exist in the communities that the Company's Capital-Saratoga Region newspapers serve. Further, the Company believes that its Capital-Saratoga Region properties benefit from the fragmentation of local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Record, The Saratogian and the Community News benefit from significant cross-selling of advertising. These newspapers also benefit from significant production and news gathering synergies. The Record, The Saratogian and the Community News are printed at the Company's plant in Troy, taking advantage of that plant's excess capacity and achieving significant cost efficiencies.

         MID-HUDSON REGION OF NEW YORK. The Company owns one daily newspaper and 15 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is the Daily Freeman in Kingston. The Company's non-daily publications in this cluster are the Taconic Press group, a group of 10 non-daily newspapers serving Dutchess County, New York, and The Putnam County Courier, serving Putnam County, New York; and Roe Jan Independent Publishing, which includes two non-daily publications. The Mid-Hudson Region cluster has daily circulation of approximately 21,500, Sunday circulation of approximately 28,400 and total non-daily distribution of approximately 304,200.

         The following table sets forth information regarding the Company's publications in the Mid-Hudson Region of New York:


                                       Year          Year      Principal       Daily         Sunday        Non-Daily
Publication                        Originated(1)   Acquired     Location    Circulation(2)Circulation(2) Distribution(3)
---------------------------------- -------------- ----------- ------------- ------------- -------------- --------------

Daily Freeman..............            1871          1998      Kingston          21,478         28,364
Taconic Press
  11 publications..........            1846          1998      Millbrook                                       215,732
Roe Jan Independent Publishing
    2 publications.........            1973          2001      Hillsdale                                        20,669
Wheels.....................            2001          2001(4)   Kingston                                         39,380
Doorways...................            1983          1998      Kingston                                         28,408
---------------------------------- -------------- ----------- ------------- ------------- -------------- --------------
TOTAL                                                                            21,478         28,364         304,189
================================== ============== =========== ============= ============= ============== ==============


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)  Circulation averages according to the most recently released ABC Audit
     Report.

(3) Non-daily distribution includes both paid and free distribution and is based on the average distribution for December 2002.

(4)  Represents the year the Company started the publication.

         The Daily Freeman and Taconic Press serve markets in the Mid-Hudson region of New York. The Daily Freeman serves an area that has a population of 279,500 and had population growth of approximately 11 percent from 1980 to 2002. The Daily Freeman's market area has average household income of $50,700. The Taconic Press newspaper group based in Dutchess County serves an area that has a population of 97,000 and had population growth of approximately ten percent from 1980 to 2002. The Taconic Press publications serve markets with average household income of $73,300, which is 15 percent above the national average. The Putnam County Courier serves an area that has a population of 98,000 and had population growth of approximately 33 percent from 1980 to 2002. The Putnam County Courier's market area has average household income of $82,200, which is 29 percent above the national average. On August 1, 2001, the Company added two non-daily publications to the cluster with the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York.

         One independent television station (which serves a regional, rather than a local audience) exists in the communities that the Mid-Hudson Region publications serve. The Company's management believes that its Mid-Hudson Region properties benefit from the fragmentation of local radio markets. Consequently, each of these newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Mid-Hudson Region newspapers benefit from significant cross-selling of advertising, as well as production and editorial synergies. Certain publications in this cluster also benefit from advertising cross-selling with The Register Citizen (Torrington, CT) and certain of the Housatonic Publications (New Milford, CT), which serve Litchfield County, Connecticut.

ONLINE OPERATIONS

         Since 1995, the Company has been developing Web sites, which attract readers and advertisers. Journal Register Company operates 147 Web sites, which represent each of its publications, as well as portal sites for each of its six geographic clusters. The Company's online objective is to have its Web sites complement its print publications by providing certain content from these publications, as well as unique content and interactive features. The Company's Web sites also provide an online marketplace for its advertisers.

         A number of the Web sites can be accessed individually, through the Company's "cluster" portal sites, which combine publications within a specific geographic area, or through the Company's home page at www.journalregister.com. The remaining Company newspapers, along with Connecticut Magazine, have individual Web sites. All Web sites can be accessed through the corporate Web site (www.journalregister.com). The following is a list of the Company's cluster/portal Web sites:

                                                   Cluster/Portal site (number
          Geographic cluster                        of individual Web sites)
          ------------------                       -----------------------------

          Connecticut...........................  www.ctcentral.com (43)

          Greater Philadelphia..................  www.allaroundphilly.com (70)

          Greater Cleveland.....................  www.allaroundcleveland.com (5)

          Capital-Saratoga Region of New York...  www.capitalcentral.com (5)

          Central New England...................  www.ricentral.com (12)

          Mid-Hudson Region of New York.........  www.midhudsoncentral.com (11)

         The primary source of online revenue is classified advertising. For the year ended December 29, 2002, the Company's Web sites generated approximately $4 million of revenue as compared to approximately $3.5 million for the year ended December 30, 2001.

ADVERTISING

         Substantially all of the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company's management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising. Local advertising is typically more stable than national advertising because a community's need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose.

         Advertising revenues accounted for approximately 72.9 percent of the Company's total revenues for fiscal year 2002. The Company's advertising rate structures vary among its publications and are a function of various factors, including advertising effectiveness, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether classified or display). In fiscal year 2002, local and regional display advertising accounted for the largest share of the Company's advertising revenues (55.2 percent), followed by classified advertising (39.6 percent) and national advertising (5.2 percent). The Company's advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including realtors, car dealerships, grocery stores and other local businesses. No single advertiser accounted for more than 1 percent of the Company's total fiscal year 2002 revenues.

         The Company's corporate management works with its local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. As a result, local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staff to develop marketing kits and presentations utilizing the results of third-party research studies. A portion of the compensation for the Company's publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables. Compensation of the Company's sales personnel depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Dependence on Local Economies."

CIRCULATION

         The Company's circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Circulation accounted for approximately 22.3 percent of the Company's total revenues in fiscal year 2002. Approximately 64 percent of fiscal year 2002 circulation revenues were derived from subscription sales and approximately 36 percent from single copy sales. Single copy rates range from $.35 to $.50 per daily copy and $.75 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes that such sales have higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated in a Newspaper Association of America readership study. Single copy sales also tend to generate a higher profit margin than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. As of December 29, 2002, the Company had total daily paid circulation of 550,000, paid Sunday circulation of 526,000 and non-daily distribution of approximately 3.7 million, most of which is distributed free of charge.

         The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls through formal reports which are reviewed weekly in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership through both subscription and single copy sales. The most recent Fall 2002 Scarborough Research studies, which measured 19 of the Company's 23 daily newspapers and several of its non-daily publications, reported a gain in overall readership of approximately three percent as compared to the results from Scarborough Research's Spring 2002 studies for the papers measured. In recent years, circulation has generally declined throughout the newspaper industry and the Company's newspapers have generally experienced this trend. The Company seeks to maximize the overall operating performance rather than maximizing circulation of its individual newspapers.

OTHER OPERATIONS

         As of December 29, 2002, the Company owned and operated four commercial printing facilities: Imprint Print in North Haven, Connecticut; Nittany Valley Offset in State College, Pennsylvania; InterPrint in Bristol, Pennsylvania; and Big Impressions Web Printing in Northeast Philadelphia, Pennsylvania. With the exception of Nittany Valley Offset, which is a premium quality sheet-fed operation, these facilities also print certain of the Company's publications. Commercial printing operations and other revenues accounted for approximately
4.8 percent of the Company's total revenues in fiscal year 2002.

EMPLOYEES

         As of December 29, 2002, the Company employed approximately 4,800 full-time and part-time employees, or 4,100 full-time equivalents ("FTEs"). Approximately 20 percent of the Company's employees are employed under collective bargaining agreements.

RAW MATERIALS

         The basic raw material for newspapers is newsprint. In fiscal year 2002, the Company consumed approximately 49,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2002, 2001 and 2000 was $465, $585 and $565, respectively, as reported by the trade publication, Pulp and Paper Weekly. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint requirements from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint for the full fiscal year decreased approximately 22 percent in 2002, increased approximately nine percent in 2001 and increased approximately six percent in 2000, each as compared to the preceding year. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers. In fiscal year 2002, the Company's newsprint cost (excluding paper consumed in the Company's commercial printing operations) was approximately 5.5 percent of the Company's newspaper revenues.

COMPETITION

         While many of the Company's metropolitan and suburban daily newspapers are the only daily newspapers of general circulation published in their respective communities, they compete within their own geographic areas with other daily and weekly newspapers of general circulation published in adjacent or nearby cities and towns. Competition for advertising and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenue is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company's non-daily publications, including shoppers and real estate guides, compete primarily with direct mail advertising, shared mail packages and other private advertising delivery services. The Company's management believes that, because of the relative competitive position of its suburban and community non-daily publications in the communities that they serve, such publications generally have been able to compete effectively with other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Newspaper Industry Competition."

SEASONALITY

         Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter (October-December) tends to be the strongest quarter as it includes heavy holiday season advertising.

ENVIRONMENTAL MATTERS

         As is the case with other newspaper and similar publishing companies, the Company is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of wastes at its facilities. To the best of the Company's knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. Management believes that continued compliance with these laws and regulations will not have a material adverse effect on the Company's financial condition or results of operations.

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

AVAILABLE INFORMATION

         The Company makes available all of its filings with the U.S. Securities and Exchange Commission, along with any amendments thereto, free of charge on its Web site at www.journalregister.com as soon as reasonably practicable after the reports and amendments are electronically filed with the SEC. The contents of the Web site are not incorporated into this filing.

ITEM 2.  PROPERTIES.

         As of December 29, 2002, the Company operated 139 facilities used in the course of producing and publishing its daily and non-daily publications. Approximately 96 of these facilities are leased for terms ranging from one to five years. These leased facilities range in size from approximately 160 to 70,000 square feet. Except as otherwise noted, the facilities are utilized for office space. The location and approximate size of the principal physical properties (greater than 1,500 square feet) used by the Company at December 29, 2002, as well as the expiration date of the leases relating to such properties that the Company leases are set forth below:


                                                    OWNED                     LEASED                   LEASE
LOCATION                                         SQUARE FEET               SQUARE FEET            EXPIRATION DATE
------------------------------------------ ------------------------- ------------------------- ----------------------
Ansonia, CT...........................                                        2,500(2)(3)            5/15/04
Bristol, CT...........................              40,000
Colchester, CT........................                                        1,900                 12/31/07
Guilford, CT..........................                                        2,500                  6/14/05
Middletown, CT........................              30,000
Milford, CT...........................              11,745
New Britain, CT.......................              33,977(2)
New Haven, CT.........................             205,000(2)                13,000(3)               1/31/04
New Milford, CT.......................                                        6,840                  8/15/03
North Haven, CT.......................              24,000(2)                10,000(2)(3)           12/31/04
Old Saybrook, CT......................                                        1,950                  3/31/04
Torrington, CT........................              36,120(2)
Trumbull, CT..........................                                        5,628                   4/1/04
Westport, CT..........................                                        3,240                 12/31/05
Fall River, MA........................              57,571(2)
Taunton, MA...........................              21,100
Medford, NJ...........................                                         4,259                12/31/04
Moorestown, NJ........................                                         2,000                 3/31/03
Trenton, NJ...........................              54,600(2)                 18,889(1)             11/30/05
Turnersville, NJ......................              11,032
Kingston, NY..........................              25,800(2)
Millbrook, NY.........................               5,000
Oneida, NY............................              24,000(2)
Rhinebeck, NY.........................               2,000
Saratoga, NY..........................              11,000
Troy, NY..............................              50,000(2)
Lorain, OH............................              68,770(2)
Willoughby, OH........................              80,400(2)
Ardmore, PA...........................              25,250                    2,368                  6/30/03
Bristol, PA...........................                                       70,000(2)              12/31/04
Exton, PA.............................              86,395(2)
Fort Washington, PA...................              23,490(2)                 7,500                  9/30/03
Hillsdale, NY.........................                                        3,500                  3/14/07
Holmes, PA............................               8,000
Kennett Square, PA....................                                        2,400                  8/31/07
Lansdale, PA..........................              22,400(2)
Media, PA.............................                                        4,500                  4/30/04
Newtown, PA...........................                                        2,700                  3/31/03
Newtown Square, PA....................               3,000
Philadelphia, PA......................               6,010
Phoenixville, PA......................              10,696
Norristown, PA........................              40,000(2)
Pottstown, PA.........................              48,000(2)                 7,031(2)               3/31/03
Primos, PA............................              85,000(2)
Quarryville, PA.......................                                        4,755                   4/3/06
Souderton, PA.........................                                        1,750                 12/31/05
State College, PA.....................              23,365(2)                 3,000(3)               7/31/03
Wayne, PA.............................              11,980
West Chester, PA......................              34,000(2)
Pawtucket, RI.........................              41,096
Wakefield, RI.........................              11,750
West Warwick, RI......................              13,650
Woonsocket, RI........................              49,338(2)
----------------------------------

(1)      Corporate headquarters
(2)      Production facility
(3)      Warehouse


         Management believes that all of its properties are in good condition, are generally well maintained and are adequate for their current operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in a number of litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of January 2, 2003 with respect to each person who is an executive officer of the Company as of such date:

Officer                          Position
-------                          --------
Robert M. Jelenic............    Chairman, President and Chief Executive Officer
Jean B. Clifton..............    Executive Vice President, Chief Financial
                                 Officer and Secretary
Thomas E. Rice...............    Senior Vice President, Operations
Allen J. Mailman.............    Senior Vice President, Technology
Marc S. Goldfarb.............    Vice President and General Counsel


         ROBERT M. JELENIC is Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company, and has been a director of the Company and its predecessors for more than the past ten years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 27 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a member of the Technology Committee of the Newspaper Association of America ("NAA"). Mr. Jelenic is 52 years old.

         JEAN B. CLIFTON is Executive Vice President, Chief Financial Officer and Secretary of the Company, positions she has held since the Company's inception. Ms. Clifton has also been a director of the Company and its predecessors for more than the past ten years. Ms. Clifton, a Certified Public Accountant, began her business career at Arthur Young & Co. (a predecessor to Ernst & Young LLP). Ms. Clifton has 17 years of senior management experience in the newspaper industry. Ms. Clifton is a member of the Board of Directors of the NAA, as well as a member of the Board of Directors of the Fresh Air Fund, and the Board of Directors of the Lower Bucks Chapter of the American Red Cross. Ms. Clifton received a Bachelor of Business Administration in 1983 from the University of Michigan. Ms. Clifton is 41 years old.

         THOMAS E. RICE is Senior Vice President of Operations of the Company, a position he has held since November 2000. From the inception of the Company to November 2000, Mr. Rice was located in St. Louis, Missouri, where he was President and Chief Executive Officer of Suburban Newspapers of Greater St. Louis and The Telegraph in Alton, Illinois, which the Company sold in 2000. Mr. Rice began his career with Lee Enterprises in 1963 and has held senior management positions with Tribune Company, The Times Mirror Company, MediaNews Group and the Chicago Sun Times. Mr. Rice has 40 years of experience in the newspaper industry. Mr. Rice is a member of the Newsprint Committee of the NAA. Mr. Rice attended the University of Nebraska and Roosevelt University in Chicago. Mr. Rice is 58 years old.

         ALLEN J. MAILMAN is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999, he was Vice President of Technology of the Company. From the Company's inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. Mr. Mailman has 28 years of management experience in the newspaper industry, including 14 years with Advance Publications, Inc. Mr. Mailman received a Bachelor of Arts degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 55 years old.

         MARC S. GOLDFARB is Vice President and General Counsel of the Company, positions he has held since January 2003. From July 1998 to January 2003, he served as Managing Director and General Counsel of The Vertical Group, an international private equity firm. Prior to that, Mr. Goldfarb was a Partner at Bacher, Tally, Polevoy & Misher LLP. Mr. Goldfarb has 15 years of diverse legal, financial and strategic experience. Mr. Goldfarb earned his Juris Doctor from the University of Pennsylvania and his Bachelor of Science from Cornell University. Mr. Goldfarb is 39 years old.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.01 per share (the "Common Stock"), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol "JRC." The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:

      YEAR        QUARTER                   LOW              HIGH
----------------- -------------------- --------------- ------------------
      2001        First                    $15.75           $17.63
                  Second                   $15.13           $18.25
                  Third                    $15.69           $18.25
                  Fourth                   $15.00           $21.13
----------------- -------------------- --------------- ------------------

      2002        First                    $19.30           $21.55
                  Second                   $19.85           $21.86
                  Third                    $16.14           $19.99
                  Fourth                   $17.00           $19.47

         On March 18, 2003, there were approximately 75 stockholders of record of the Common Stock. The Company believes that it has approximately 4,200 beneficial owners.

         The Company has not paid dividends on its Common Stock and does not currently anticipate paying dividends. The Company currently intends to retain future cash flow to increase shareholder value by acquiring additional newspapers, reducing debt, repurchasing the Company's stock and reinvesting in the Company's operations. In addition, the Company's Credit Agreement (as hereinafter defined) places limitations on the Company's ability to pay dividends or make any other distributions on the Common Stock. See Note 4 of "Notes to Consolidated Financial Statements." Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

         Journal Register Company conducts its operations through direct and indirect subsidiaries. The Company's available cash will depend upon the cash flow of its subsidiaries and the ability of such subsidiaries to make funds available to the Company in the form of loans, dividends or otherwise. The subsidiaries are separate and distinct legal entities and have no legal obligation, contingent or otherwise, except as required by the Credit Agreement, to make funds available to the Company, whether in the form of loans, dividends or otherwise. The Credit Agreement is secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. In addition, the Company's subsidiaries may, subject to limitations contained in the Credit Agreement, become parties to financing arrangements that may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy or similar proceedings of a subsidiary, creditors of such subsidiary would generally be entitled to priority over the Company with respect to financial assets of the affected subsidiary.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data (except number of publications) has been derived from the audited financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report:


(Dollars in thousands, except per share data and ratios)
                                                          DEC. 29,       DEC. 30,   DEC. 31,     DEC. 26,        DEC. 31,
FISCAL YEAR ENDED                                           2002           2001       2000(1)      1999(1)         1998
-----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Revenues:
Advertising                                               $ 297,056     $ 287,859    $ 343,130     $ 348,995    $ 312,908
Circulation                                                  91,123        87,737       96,852        96,783       89,388
-----------------------------------------------------------------------------------------------------------------------------
Newspaper revenues                                          388,179       375,596      439,982       445,778      402,296
Commercial printing and other                                19,575        18,809       23,987        23,787       24,484
-----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                       407,754       394,405      463,969       469,565      426,780
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
Salaries and employee benefits                              150,614       140,522      155,161       157,110      139,216
Newsprint, ink and printing charges                          30,813        37,741       46,533        48,432       53,594
Selling, general and administrative                          54,186        47,810       47,008        45,318       39,047
Depreciation and amortization                                14,927        26,317       27,616        28,798       23,844
Other                                                        56,866        53,474       58,395        57,975       52,012
-----------------------------------------------------------------------------------------------------------------------------
                                                            307,406       305,864      334,713       337,633      307,713
-----------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                            100,348        88,541      129,256       131,932      119,067
-----------------------------------------------------------------------------------------------------------------------------
Net interest expense and other                             (23,677)       (30,490)     (48,020)      (52,347)     (45,321)
Gains on sales of newspaper properties                            -        32,212      180,720             -            -
-----------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes,
      equity interest and extraordinary item                 76,671        90,263      261,956        79,585       73,746
Provision for income taxes                                   27,444        10,818       90,951        31,694       28,112
-----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item
      and equity interest                                    49,227        79,445      171,005        47,891       45,634
Equity interest                                                   -       (1,313)      (1,624)         (226)            -
-----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                             49,227        78,132      169,381        47,665       45,634
Extraordinary item (2)                                            -             -            -             -      (4,495)
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $ 49,227      $ 78,132    $ 169,381      $ 47,665     $ 41,139
=============================================================================================================================

Income before extraordinary item per common share:
      Basic                                                  $ 1.18        $ 1.85       $ 3.74        $ 1.02       $ 0.94
      Diluted                                                $ 1.16        $ 1.83       $ 3.72        $ 1.02       $ 0.94
Net income per common share:
      Basic                                                  $ 1.18        $ 1.85       $ 3.74        $ 1.02       $ 0.85
      Diluted                                                $ 1.16        $ 1.83       $ 3.72        $ 1.02       $ 0.85

OTHER DATA:

EBITDA(3)(4)                                              $ 115,275     $ 114,858    $ 156,871     $ 160,730    $ 146,706
EBITDA Margin(3)(4)                                           28.3%         29.1%        33.8%         34.2%        34.4%
Free cash flow, as adjusted(3)(4)                        $   61,631    $   57,136   $   86,701    $   87,371   $   86,752
Free cash flow, as adjusted, per common share(3)(4)          $ 1.46        $ 1.34       $ 1.91        $ 1.86         1.78
Tangible net income, as adjusted(3)(4)                       49,155        46,641       60,960        58,887       55,537
Tangible net income, as adjusted, per common
   share(3)(4)                                                 1.16          1.09         1.34          1.26         1.14
Capital expenditures(5)                                    $ 13,010      $ 34,929     $ 21,550      $ 18,081     $ 14,353

Number of publications, end of period:
      Daily                                                      23            23           24            25           24
      Non-Daily                                                 233           206          158           200          185
-----------------------------------------------------------------------------------------------------------------------------



(Dollars in thousands)                         DEC. 30,        DEC. 31,     DEC. 26,        DEC. 29,        DEC. 31,
FISCAL YEAR ENDED                                2002            2001         2000(1)         1999(1)         1998
---------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Total current assets                            $ 65,383       $ 66,573       $ 79,359       $  88,397     $  81,878
Property, plant and equipment, net               125,680        124,440        104,178         107,522        99,978
Total  assets                                    701,703        711,171        657,350         687,180       671,869
Total current liabilities, less current
        maturities of long-term debt              52,069         62,877         51,542          53,380        50,124
Total debt, including current maturities         483,369        522,771        494,635         731,467       765,000
Net Stockholders' deficit                       $ (3,879)      $(36,198)      $(55,726)      $(207,383)    $(225,313)
---------------------------------------------------------------------------------------------------------------------

(1) In 1999, the Company changed its fiscal year from a calendar year to a 52/53 week fiscal year ending on the nearest Sunday to the end of the calendar year. As a result of this change, the Company's fiscal year ended December 26, 1999 consisted of 360 days. The Company's fiscal year ended December 31, 2000 consisted of 53 weeks.

(2) The 1998 extraordinary item represents a charge of $4.5 million (net of tax) related to the early extinguishment of debt in connection with the Company's prior credit agreement.

(3) The 1998 data excludes the effects of special charges ($3.8 million, before tax benefit, $3.2 million of which was recorded in selling, general and administrative, and approximately $630,000 in other expenses) related to the cancellation of the Company's convertible debt offering, the integration of the acquired assets of the Goodson Newspaper Group, and an increase to certain receivable reserves and the extraordinary item ($4.5 million, net of tax) discussed in Note (2) above.

(4) EBITDA is defined by the Company as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash taxes. The Company's cash taxes prior to 2001 were reduced substantially as a result of the utilization of net operating loss carry-forwards. Tangible net income is defined as net income, excluding after tax gains on sales of newspaper properties, reversals of certain tax accruals and equity interest, plus after-tax amortization. EBITDA, free cash flow and tangible net income are not intended to represent cash flow from operations and should not be considered as alternatives to operating or net income computed in accordance with accounting principles generally accepted in the United States ("GAAP") as indicators of the Company's operating performance, as alternatives to cash from operating activities (as determined in accordance with GAAP) or as measures of liquidity.

      The Company believes that EBITDA, free cash flow and tangible net income are standard measures commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. However, not all companies calculate EBITDA, free cash flow and tangible net income using the same methods; therefore, the EBITDA, free cash flow and tangible net income figures set forth above may not be comparable to EBITDA, free cash flow and tangible net income reported by other companies. Certain covenants contained in the Company's Credit Agreement are based upon EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Free cash flow and tangible net income per share are calculated using the weighted-average shares outstanding on a fully diluted basis.

(5) Capital expenditures, excluding capitalized interest, associated with the Company's new Philadelphia printing facility (Journal Register Offset) were $22.8 million, $10.8 million and $1.8 million in fiscal years 2001, 2000 and 1999, respectively. Capitalized interest associated with Journal Register Offset was $1.3 million in fiscal year 2001 and $601,000 in fiscal year 2000. Journal Register Offset began operating in December 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this Report.

GENERAL

         The Company's principal business is publishing newspapers in the United States, where its publications are primarily daily and non-daily newspapers and similar publications. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

         As of December 29, 2002, the Company owned and operated 23 daily newspapers and 233 non-daily publications strategically clustered in six geographic areas: Greater Philadelphia; Connecticut; Greater Cleveland; Central New England; and the Capital-Saratoga and Mid-Hudson, New York regions. As of December 29, 2002, the Company had total paid daily circulation of approximately 550,000, total paid Sunday circulation of approximately 526,000 and total non-daily distribution of approximately 3.7 million.

         The Company's objective is to continue its growth in revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards.

         The Company has been a leader in executing its clustering strategy. The Company believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing and production and back office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering allows the Company to offer its advertisers expanded reach both geographically and demographically.

         From 1993 through 2002, the Company successfully completed 25 strategic acquisitions, acquiring 14 daily newspapers, 192 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications; the fourth is a premium quality sheet-fed printing company.

         On March 18, 2002, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., based in Northeast Philadelphia, Pennsylvania. This acquisition includes eight weekly newspapers, with total circulation of 121,000, serving Northeast Philadelphia, seven monthly publications, with total circulation of 59,000, serving Montgomery County, Pennsylvania, and a commercial printing operation. On March 22, 2002, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc. This acquisition includes a weekly newspaper with total circulation of 5,000 and two annual magazines with total distribution of approximately 20,000. On October 14, 2002, the Company completed the acquisition of County Press Publications, which includes seven weekly newspapers serving Delaware County, Pennsylvania, with total circulation of 24,000.

         On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation, which included 13 publications with non-daily distribution of approximately 90,000. On June 7, 2001, the Company completed the acquisition of Montgomery Newspaper Group's community newspaper and magazine operations, which are based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of these 24 non-daily publications is approximately 285,000. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Total distribution of the two non-daily publications included in this purchase is approximately 21,000. On September 14, 2001, the Company completed the acquisition of The Reporter, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On October 25, 2001, the Company completed the acquisition of The Litchfield County Times, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 12,000. The acquisition also included three lifestyle magazines serving Litchfield and Fairfield counties in Connecticut and Westchester County, New York, with total monthly distribution of approximately 90,000.

         The Company sold its operations in the Greater St. Louis area in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the southern part of central Ohio on January 31, 2001. These dispositions resulted in a strategic repositioning of the Company's operations in six geographic clusters.

         The Company's management believes that its newspapers are effective in addressing the needs of local readers and advertisers. The Company's management believes that because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising, its advertising revenues tend to be relatively stable.

         As part of the Company's strategy, the Company focuses on increasing advertising and circulation revenues and expanding readership at its existing and newly acquired properties. The Company has also developed certain operating policies and standards that it believes have resulted in significant improvements in the cash flow and profitability of its existing and acquired newspapers, including: (i) focusing on local content; (ii) maintaining and improving product quality; (iii) enhancing distribution; and (iv) promoting community involvement.

         In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online objective is to make its Web sites, all of which are accessible through www.journalregister.com, the indispensable source of useful and reliable community news, sports and information in their markets by making the Web sites the local information portal for their markets. As of December 29, 2002, the Company operated 147 Web sites, which represent each of the Company's publications.

         In 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year ending on the nearest Sunday to the end of the calendar year. Accordingly, the Company's recent fiscal years ended on December 29, 2002, December 30, 2001, and December 31, 2000.

FISCAL YEAR ENDED DECEMBER 29, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 2001

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FISCAL YEAR 2002 AND 2001 RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE OHIO NEWSPAPERS SOLD IN 2001 AND THE COMPANY'S ACQUISITIONS COMPLETED IN 2002 AND 2001.

         Summary. Net income for the year ended December 29, 2002 ("fiscal year 2002") was $49.2 million, or $1.16 per diluted share, versus $78.1 million, or $1.83 per diluted share, for the year ended December 30, 2001 ("fiscal year 2001"). Excluding the gain on the sale of the Company's two Ohio properties in fiscal year 2001, the reversal of certain tax accruals in fiscal years 2002 and 2001, and the elimination of goodwill amortization as if SFAS No. 142 had been adopted on January 1, 2001, earnings for fiscal year 2002 were $1.14 per diluted share as compared to $1.03 per diluted share for fiscal year 2001.

         Revenues. Reported revenues were $407.8 million for fiscal year 2002 as compared to $394.4 million for fiscal year 2001. The increase was mainly due to acquisitions. On a same-store basis, total newspaper revenues for fiscal year 2002 decreased one percent to $354.2 million from $357.6 million in fiscal year 2001. Advertising revenues, on a same-store basis, for fiscal year 2002 decreased by 1.6 percent to $268.2 million from $272.7 million in fiscal year 2001. Circulation revenues, on a same-store basis, increased by 1.2 percent in fiscal year 2002 to $86.0 million from $84.9 million in fiscal year 2001. Online revenues, which are included in advertising revenues, increased approximately
12.8 percent to $4.0 million in fiscal year 2002 as compared to fiscal year
2001.

         Salaries and employee benefits. Salaries and employee benefit expenses were 36.9 percent of the Company's total revenues for fiscal year 2002, compared to 35.6 percent for fiscal year 2001. Salaries and employee benefits increased $10.1 million, or 7.2 percent, in fiscal year 2002 to $150.6 million, primarily due to acquisitions. Same-store salaries and employee benefits increased $1.8 million, or 1.4 percent, primarily due to increased pension and medical benefit costs.

         Newsprint, ink and printing charges. For fiscal year 2002, newsprint, ink and printing charges were 7.6 percent of the Company's revenues, as compared to 9.6 percent for fiscal year 2001. Newsprint, ink and printing charges decreased $6.9 million, or 18.4 percent, for fiscal year 2002 as compared to the prior year due principally to a decrease in newsprint prices of approximately 22 percent, partially offset by an increase in newsprint consumption related primarily to the Company's acquisitions. On a same-store basis, newsprint, ink and printing charges decreased approximately $9.3 million, or 26.0 percent, primarily due to a decrease in newsprint expense which resulted from the decrease in newsprint prices and a decrease in newsprint consumption on a same-store basis of approximately one percent.

         Selling, general and administrative. Selling, general and administrative expenses were 13.3 percent and 12.1 percent of the Company's revenues for fiscal years 2002 and 2001, respectively. Selling, general, and administrative expenses increased $6.4 million, or 13.3 percent, for fiscal year 2002 as compared to the prior year, primarily due to acquisitions. On a same-store basis, selling, general and administrative expenses for fiscal year 2002 increased $1.7 million, or 3.7 percent, principally as a result of increased general insurance costs.

         Depreciation and amortization. Depreciation and amortization expenses were 3.7 percent and 6.7 percent of the Company's revenues for fiscal years 2002 and 2001, respectively. Depreciation and amortization expenses decreased $11.4 million, or 43.3 percent, to $14.9 million for fiscal year 2002 as compared to fiscal year 2001. This decrease was primarily due to the implementation of SFAS No. 142, which was implemented in the beginning of fiscal year 2002 and eliminated the amortization of goodwill and indefinite-lived intangible assets, resulting in a reduction in amortization expense of approximately $12 million for fiscal year 2002, partially offset by increased depreciation related to capital expenditures, particularly the Company's new production facility in its Greater Philadelphia Cluster.

         Other expenses. Other expenses increased to $56.9 million in fiscal year 2002 from $53.5 million in fiscal year 2001, primarily as a result of acquisitions. On a same-store basis, other expenses increased approximately $428,000, or 0.8 percent, to $51.1 million.

         Operating income. Operating income increased $11.8 million, or 13.3 percent, for fiscal year 2002 to $100.3 million as compared to $88.5 million in fiscal year 2001 primarily due to the reduction in amortization expense resulting from the implementation of SFAS No. 142 and an increase in EBITDA, the components of which are described above.

         Net interest expense and other. Net interest expense and other decreased $6.8 million, or 22.3 percent, from $30.5 million in fiscal year 2001 to $23.7 million in fiscal year 2002. This decrease was due to lower interest expense, which resulted from lower interest rates and a reduction in the Company's weighted average debt outstanding during fiscal year 2002 as compared to fiscal year 2001.

         Provision for income taxes. The Company's effective tax rate was 37.3 percent for fiscal year 2002 as compared to 38.9 percent for fiscal year 2001, excluding the reversals of certain tax accruals in each year which were determined to no longer be required and excluding the effect of the gain on sale of newspaper properties in fiscal year 2001. The decrease in the effective tax rate for fiscal year 2002 as compared to fiscal year 2001 is principally a result of the adoption of SFAS No. 142 at the beginning of fiscal year 2002.

         Other information. EBITDA for fiscal year 2002 was $115.3 million as compared to $114.9 million for fiscal year 2001. Free cash flow was $61.6 million, or $1.46 per diluted share, for fiscal year 2002 as compared to $57.1 million, or $1.34 per diluted share, for fiscal year 2001. Tangible net income for fiscal year 2002 was $49.2 million, or $1.16 per share, as compared to $46.6 million, or $1.09 per share, for fiscal year 2001. During fiscal year 2002, the Company made a $10.9 million cash contribution ($6.9 million after tax) to its defined benefit pension plans.

FISCAL YEAR ENDED DECEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S RESULTS FOR FISCAL YEARS 2001 AND 2000 ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE GREATER ST. LOUIS CLUSTER NEWSPAPERS SOLD IN 2000, THE OHIO NEWSPAPERS SOLD IN FISCAL YEAR 2001, AND THE COMPANY'S ACQUISITIONS COMPLETED IN FISCAL YEAR 2001. ALSO, WHERE NOTED, THE COMPANY'S RESULTS ARE PRESENTED ON A COMPARABLE DAY BASIS, WHICH REFLECTS AN ADJUSTMENT TO ELIMINATE THE ESTIMATED IMPACT OF THE ADDITIONAL WEEK INCLUDED IN THE COMPANY'S FISCAL YEAR 2000 RESULTS. IN 2000, THE COMPANY HAD A 53-WEEK FISCAL YEAR AS COMPARED TO A 52-WEEK FISCAL YEAR IN 2001.

         Summary. Net income for fiscal year 2001 was $78.1 million, or $1.83 per diluted share, versus $169.4 million, or $3.72 per diluted share, for the year ended December 31, 2000 ("fiscal year 2000"). Excluding special items, earnings per diluted share were $0.80 and $1.07 for fiscal years 2001 and 2000, respectively.

         The special items reported in the 2001 and 2000 results include a $32.2 million pre-tax ($42.1 million after-tax) gain on the sale of the Company's Ohio operations in 2001, a $180.7 million pre-tax ($113.0 million after-tax) gain on the sale of the Company's St. Louis cluster operations in 2000 and reversals of certain tax accruals in both years.

         Revenues. Reported revenues were $394.4 million for fiscal year 2001 as compared to $464.0 million for fiscal year 2000. The decline was mainly due to the sale of the Company's St. Louis cluster and Ohio operations, a 52-week fiscal year in 2001 versus a 53-week fiscal year in 2000, and lower advertising revenues resulting from a decline in the U.S. economy.

         Same-store revenues. Same-store revenues decreased by 6.7 percent to $375.5 million. On a same-store, comparable day basis, revenues decreased approximately 4.9 percent. On a same-store, comparable day basis, advertising revenues decreased 6.0 percent, circulation revenues decreased 1.4 percent and commercial print revenues decreased 4.3 percent. Online revenues included in advertising revenues increased approximately 15.5 percent to $3.5 million on a same-store, comparable day basis.

         Salaries and employee benefits. Salaries and employee benefit expenses were 35.6 percent of the Company's revenues for fiscal year 2001, compared to
33.4 percent for fiscal year 2000. Salaries and employee benefits decreased $14.6 million, or 9.4 percent, in 2001 to $140.5 million. Same-store salaries and employee benefits decreased $6.1 million, or 4.5 percent, primarily due to a reduction in headcount, lower cost of retiree benefits, and one less week in fiscal year 2001.

         Newsprint, ink and printing charges. For fiscal year 2001, newsprint, ink and printing charges were 9.6 percent of the Company's revenues, as compared to 10.0 percent for fiscal year 2000. Newsprint, ink and printing charges decreased $8.8 million, or 18.9 percent, for fiscal year 2001 as compared to the prior year due to the dispositions of certain newspaper properties. On a same-store, comparable day basis, newsprint, ink and printing charges increased approximately $1.2 million, or 3.6 percent, primarily due to an increase of approximately 9.2 percent in newsprint prices, offset partially by a decrease in newsprint consumption of approximately 7.0 percent.

         Selling, general and administrative. Selling, general and administrative expenses were 12.1 percent and 10.1 percent of the Company's revenues for fiscal years 2001 and 2000, respectively. On a same-store basis, selling, general and administrative expenses for fiscal year 2001 increased $4.2 million from $40.7 million to $44.9 million, due primarily to increased promotional activity associated with the Company's focus on increasing revenues.

         Depreciation and amortization. Depreciation and amortization expenses were 6.7 percent and 6.0 percent of the Company's revenues for fiscal years 2001 and 2000, respectively. Depreciation and amortization expenses decreased $1.3 million, or 4.7 percent, to $26.3 million for fiscal year 2001 primarily due to the dispositions of certain newspaper properties. On a same-store basis, depreciation and amortization expense was flat for fiscal year 2001 as compared to fiscal year 2000.

         Other expenses. Other expenses were $53.5 million for fiscal year 2001 as compared to $58.4 million for fiscal year 2000. On a same-store basis, other expenses increased approximately $700,000, or 1.4 percent, to $50.7 million due in part to increases in promotional expenses.

         Operating income. Operating income decreased $40.7 million, or 31.5 percent, for fiscal year 2001 to $88.5 million as compared to $129.3 million in fiscal year 2000. Same-store operating income decreased $26.2 million, or 23.1 percent, to $87.1 million.

         Net interest and other expenses. Net interest and other expense decreased $17.5 million for fiscal year 2001 as compared to fiscal year 2000, principally due to a reduction in average net debt outstanding and lower weighted average interest rates during fiscal year 2001 as compared to fiscal year 2000. The reduction in average net debt is due primarily to the sales of the St. Louis cluster and Ohio properties and strong free cash flow generated from operations, partially offset by funds used for share repurchases, acquisitions and the Philadelphia plant in 2001.

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

         Provision for income taxes. The provision for income taxes was $10.8 million for fiscal year 2001 as compared to $91.0 million for fiscal year 2000. Included in the tax provision for fiscal year 2001 is a $9.9 million tax benefit on the gain on sale of the Company's Dover/New Philadelphia and Massillon properties, which was recorded due to the realization of previously unrecognized book/tax differences and a $1.8 million reversal of certain accruals which were determined to no longer be required. Included in the provision for fiscal year 2000 is $67.7 million of income taxes provided for the sale of the St. Louis cluster partially offset by a $8.0 million reversal of certain accruals which were determined to be no longer required. Excluding these special items in each year, the Company's effective tax rate for fiscal years 2001 and 2000 were 38.9 percent and 38.4 percent, respectively.

         Equity interest. The loss on equity interest of $1.3 million recorded for fiscal year 2001 represents the Company's pro rata share (7.56 percent) of the net loss for the period of AdOne, LLC, a provider of classified advertising on the Internet, and compares to a loss on equity interest of $1.6 million in the prior year.

         Other information. Tangible net income for fiscal year 2001 was $46.6 million, or $1.09 per share, as compared to $61.0 million, or $1.34 per share, for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have historically generated strong positive cash flow. The Company believes that cash flows from operations, future borrowings and its ability to issue common stock will be sufficient to fund its operating needs, capital expenditure requirements and long-term debt obligations and will provide it with the flexibility to finance its acquisition strategy and share repurchase program. See Note 4 of "Notes to Consolidated Financial Statements."

         Cash flows from operating activities. Net cash provided from operating activities was $59.0 million for fiscal year 2002 as compared to $77.7 million in the prior year. Current assets were $65.4 million and current liabilities, excluding $32.9 million of current maturities of long-term debt, were $52.1 million as of December 29, 2002. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability. During fiscal year 2002, the Company made a $10.9 million cash contribution ($6.9 million after tax) to its pension plans.

         Cash flows from investing activities. For fiscal year 2002, net cash used in investing activities was $21.3 million. Cash used in investing activities in 2002 was for funding the Company's acquisitions and for investments in property, plant and equipment. Cash used in investing activities in 2001 was to fund the Company's acquisitions and for investment in property, plant and equipment, partially offset by the proceeds from the January 2001 sale of the assets of two of the Company's newspapers and a commercial printing operation in Ohio. In December 2001, the Company completed the construction of its new Philadelphia printing facility, Journal Register Offset. The total cost of the project was $35.4 million, excluding capitalized interest. Capital expenditures in connection with the construction of Journal Register Offset were $22.8 million in fiscal year 2001, excluding capitalized interest.

         The Company has a capital expenditure program of approximately $15 million in place for 2003, which includes spending on buildings; technology, including prepress and business systems, computer hardware and software; machinery; equipment; and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

         Cash flows from financing activities. Net cash used in financing activities was $37.7 million in fiscal year 2002 as compared to $25.9 million in fiscal year 2001. The increase in net cash used in financing activities in fiscal year 2002 results primarily from net long-term debt reductions of $39.4 million in fiscal year 2002 versus net increases in long-term debt of $28.1 million in 2001, partially offset by greater stock repurchase activity in fiscal year 2001.

         Debt and derivative activity. On July 15, 1998, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by The Chase Manhattan Bank (the predecessor to J.P. Morgan Chase & Co.) as administrative agent for the lenders thereunder. The Credit Agreement provided for $500 million in Term Loans and a $400 million Revolving Credit Facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the prior senior facilities and to purchase the Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group for approximately $300 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the

"Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement.

         The Term Loans mature on March 31, 2006 and September 30, 2006, and the Revolving Credit Facility matures on March 31, 2006. The Term Loans are repayable in quarterly installments and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commenced in 2002. In addition, under the terms of the Company's Credit Agreement, net proceeds, as defined in the Credit Agreement, from the sale of newspaper properties which are not reinvested within 365 days must be used to prepay debt. Accordingly, the Company's excess borrowing capacity under the Term Loans was reduced in the first quarter of 2002 by approximately $30 million in connection with the Company's January 2001 asset sale.

         The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4 percent to 1/2 percent above LIBOR (as defined in the Credit Agreement) or
(ii) 1/2 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to the trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced as such ratio declines. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

         An annual commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.25 percent based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At December 29, 2002, the Company's commitment fee was 0.25 percent.

         The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio (as defined in the Credit Agreement).

         Pursuant to the terms of the Credit Agreement, the Company entered into certain interest rate collar hedges ("the Collars") on November 9, 2001 which became effective on October 29, 2002. The Collars establish an interest rate ceiling ("CAP") and an interest rate floor. The CAP on the Company's collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars, which began at a notional amount of $170 million, amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. On October 10, 2002, the Company entered into additional interest rate collars ("Additional Collars"). The effective date of the Additional Collars is January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which does not amortize over its two-year term. Similar to the existing Collars, the Additional Collars establish an interest rate ceiling ("CAP") and an interest rate floor. The CAP on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are also based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the
4.0 percent CAP. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. From time to time the Company may enter into additional IRPAs. The Company anticipates that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

         As of January 1, 2001, the Company adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended. Upon adoption of SFAS 133, the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss ("OCI"). Accordingly, on January 1, 2001, the Company recorded a deferred pre-tax transition gain of $198,600 (approximately $120,000 after-tax) as an adjustment to OCI. The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the fiscal years 2002 and 2001. The total deferred loss reported in OCI as of December 29, 2002 and December 30, 2001 was approximately $3.4 million and $3.7 million, respectively (net of $1.8 and $2.0 million of deferred taxes, respectively).

         The Company's weighted-average effective interest rate for fiscal year 2002 was approximately 4.6 percent. This interest rate includes the effect of a $6.2 million pre-tax expense realized and reported as a component of interest expense for the IRPAs in place during fiscal year 2002.

         Contractual Obligations and Commitments. As of December 29, 2002, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $483.4 million, of which $149.3 million was outstanding under the Revolving Credit Facility and $334.1 million was outstanding under the Term Loans. In addition, the Company had approximately $223.2 million of unused Revolving Credit Facility funds available subject to the terms of the Credit Agreement at December 29, 2002. The remaining aggregate maturities payable under the Term Loans are as follows (dollars in thousands):


                2003..................................................$ 32,912
                2004..................................................  37,853
                2005..................................................  86,875
                2006.................................................. 176,417


         The Revolving Credit Facility is available until March 31, 2006. Availability reduces each quarter through March 31, 2006, in an aggregate amount for each twelve-month period commencing on the dates set forth below, equal to the amount set forth opposite such date, with reductions during each such period being equal in amount (dollars in thousands):


               June 30, 2002.........................................  $ 55,000
               June 30, 2003.........................................    65,000
               June 30, 2004.........................................   100,000
               June 30, 2005.........................................   180,000


         The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, which may restrict among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

         The Company leases office space and equipment under non-cancellable operating leases. These leases contain several renewal options for periods typically ranging up to five years. The Company's future minimum lease payments under non-cancellable operating leases in effect as of December 29, 2002, are as follows (dollars in thousands):


                2003...........................................$2,179
                2004........................................... 1,699
                2005........................................... 1,064
                2006...........................................   366
                2007...........................................    32
                Thereafter.....................................    24


         Total rent expense was $3.3 million, $3.1 million and $3.0 million for fiscal years 2002, 2001 and 2000, respectively.

INFLATION

         The Company's results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES


General

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Long-Lived Assets

         Identifiable intangible assets, such as customer lists and covenants not to compete, were amortized on the straight-line method over their estimated useful lives for the years presented in the Company's consolidated financial statements. In addition, goodwill associated with the excess purchase price over the fair value of assets acquired is currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS 142 at the beginning of fiscal year 2002. See further discussions, under "New Accounting Pronouncements" herein, of SFAS 141 and SFAS 142 issued in June 2001 and SFAS 144 issued in October 2001.


Pension and Post-retirement Benefits

         Pension and post-retirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future as a result of fluctuations in the Company's headcount and changes in actuarial assumptions.

Litigation

         The Company is involved in a number of litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Revenue Recognition

         Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency commissions in the period when advertising is printed or placed on the Company's Web sites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

         On July 25, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interest method of accounting for business combinations and clarifies the criteria to recognize intangible assets separately from goodwill. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.

         The Company adopted SFAS No. 142 at the beginning of fiscal year 2002. If the provisions of SFAS No. 142 were applied to the Company's fiscal year 2001 results, the Company's amortization expense would have been reduced by approximately $12 million and, correspondingly, the Company's earnings per diluted share would have increased by $0.23 per diluted share.

         In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement did not have a current impact on the Company's financial position or results of operations.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE

Newspaper Industry Competition

         The Company's business is concentrated in newspapers and other publications located primarily in small metropolitan and suburban areas in the United States. Revenues in the newspaper industry primarily consist of advertising and paid circulation. Competition for advertising and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenues is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels; while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Many of the Company's competitors are larger and have greater financial resources than the Company.

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

Capitalization

          As of December 29, 2002, the consolidated indebtedness of the Company was $483.4 million, which represents a multiple of 4.2 times the Company's twelve months trailing EBITDA of approximately $115.3 million. As of December 29, 2002, the Company had a net stockholders' deficit of $3.9 million and total capitalization of $479.5 million and, thus, the percentage of the Company's indebtedness to total capitalization was 101 percent. The Company may incur additional indebtedness to fund operations, capital expenditures, future acquisitions or share repurchases.

         The Company's management believes that cash provided by operating activities, future borrowings and its ability to issue common stock will be sufficient to fund its operations and to meet payment requirements under its Term Loans and the Revolving Credit Facility of the Credit Agreement. However, a decline in cash provided by operating activities, which could result from factors beyond the Company's control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition, could impair the Company's ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

Acquisition Strategy

         The Company has grown through, and anticipates that it will continue to grow through, acquisitions of daily and non-daily newspapers and similar publications. Acquisitions may expose the Company to risks, including, without limitation, diversion of management's attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company's earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, free cash flow, borrowings and sales of non-strategic properties. The Company anticipates that it will finance future acquisitions through these same resources. The Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Credit Agreement may limit the Company's ability to make acquisitions.

Price and Availability of Newsprint

         The basic raw material for newspapers is newsprint. In fiscal year 2002, the Company consumed approximately 49,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2002, 2001 and 2000 was $465, $585 and $565, respectively, as reported by the trade publication, Pulp and Paper Weekly. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are generally available to individually-owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint decreased approximately 22 percent for fiscal year 2002, increased approximately nine percent for fiscal year 2001 and increased approximately six percent for fiscal year 2000, each as compared to the preceding year. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers. In fiscal year 2002, the Company's newsprint cost (excluding paper consumed in the Company's commercial printing operations) was approximately 5.5 percent of the Company's newspaper revenues.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on the LIBOR, the Prime Rate or the Federal Funds Rate, plus a certain interest rate spread as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates as required by its Credit Agreement, the Company enters into certain IRPAs on a portion of its debt, which minimizes the effect of changes in variable interest rates. The Company's objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

         At December 29, 2002, the Company had in place no-cost collars with an aggregate notional amount of $170 million, which became effective when certain SWAP agreements expired in October 2002. On October 10, 2002, the Company entered into additional interest rate collars ("Additional Collars") which became effective on January 29, 2003. The Additional Collars are for a notional amount of $150 million. Assuming a 10 percent increase or reduction in interest rates for the year ended December 29, 2002, the effect on the Company's pre-tax earnings would have been approximately $0.9 million.

         Newsprint, which is the principal raw material for the Company's newspapers, is exposed to commodity price changes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Price and Availability of Newsprint."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
FINANCIAL STATEMENTS:

Report of Independent Auditors.................................     34
Consolidated Balance Sheets....................................     35
Consolidated Statements of Income..............................     36
Consolidated Statements of Stockholders' Deficit...............     37
Consolidated Statements of Cash Flows..........................     38
Notes to Consolidated Financial Statements.....................     39

FINANCIAL STATEMENT SCHEDULE:

Schedule II  - Valuation and Qualifying Accounts...............     55

         All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Journal Register Company



We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company, as of December 29, 2002 and December 30, 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other indefinite-lived intangible assets.


                                                        /s/ ERNST & YOUNG LLP




MetroPark, New Jersey
January 29, 2003

                            JOURNAL REGISTER COMPANY
                           CONSOLIDATED BALANCE SHEETS


Dollars in thousands
FISCAL YEAR ENDED                                                                     DEC. 29, 2002        DEC. 30, 2001
========================================================================================================================
ASSETS
Current assets
Cash and cash equivalents                                                                  $     33             $    110
Accounts receivable, less allowance for doubtful
    accounts of $6,388 and $6,365, respectively                                              48,101               49,920
Inventories                                                                                   6,869                5,535
Deferred income taxes                                                                         4,208                3,962
Other current assets                                                                          6,172                7,046
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                         65,383               66,573
-------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment
Land                                                                                         10,408               10,408
Buildings and improvements                                                                   71,356               69,448
Machinery and equipment                                                                     170,297              161,784
Construction in progress                                                                      5,568                3,373
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                       257,629              245,013
Less accumulated depreciation                                                             (131,949)            (120,573)
-------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                           125,680              124,440
-------------------------------------------------------------------------------------------------------------------------
Intangible and other assets
Goodwill                                                                                    491,385              492,349
Other intangible assets, net of accumulated amortization
       of $8,177 and $6,929, respectively                                                    15,885               12,841
Other assets                                                                                  3,370               14,968
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $  701,703            $ 711,171
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current maturities of long-term debt                                                      $  32,912            $  30,254
Accounts payable                                                                             11,942               15,988
Accrued interest                                                                              2,446                3,791
Deferred subscription revenue                                                                10,514                9,750
Accrued salaries and vacation                                                                 6,472                5,266
Fair market value of hedges                                                                   5,162                5,715
Other accrued expenses and current liabilities                                               15,533               22,367
-------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                    84,981               93,131
-------------------------------------------------------------------------------------------------------------------------

Senior debt, less current maturities                                                        450,457              492,517
Deferred income taxes                                                                        39,350               35,933
Accrued retiree benefits and other liabilities                                               18,373               12,114
Income taxes payable                                                                        112,421              113,674

Commitments and contingencies

Stockholders' deficit
Common stock, $.01 par value per share, 300,000,000 shares authorized,
       48,437,581 issued at December 29, 2002 and December 30, 2001                             484                  484
Additional paid-in capital                                                                  358,242              358,263
Accumulated deficit                                                                       (239,416)            (288,643)
-------------------------------------------------------------------------------------------------------------------------
                                                                                            119,310               70,104
-------------------------------------------------------------------------------------------------------------------------
Less treasury stock
    6,815,197 shares and 6,932,050 shares, respectively, at cost                          (100,074)            (101,778)
Accumulated other comprehensive loss, net of tax                                           (23,115)              (4,524)
-------------------------------------------------------------------------------------------------------------------------
NET STOCKHOLDERS' DEFICIT                                                                   (3,879)             (36,198)
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $ 701,703            $ 711,171
=========================================================================================================================


                             See accompanying notes.

                            JOURNAL REGISTER COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME



In thousands, except per share data
FISCAL YEAR ENDED                                                 DEC. 29, 2002      DEC. 30, 2001         DEC. 31, 2000
=========================================================================================================================
Revenues:
Advertising                                                          $  297,056         $   287,859           $  343,130
Circulation                                                              91,123              87,737               96,852
-------------------------------------------------------------------------------------------------------------------------
Newspaper revenues                                                      388,179             375,596              439,982
Commercial printing and other                                            19,575              18,809               23,987
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                   407,754             394,405              463,969
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
Salaries and employee benefits                                          150,614             140,522              155,161
Newsprint, ink and printing charges                                      30,813              37,741               46,533
Selling, general and administrative                                      54,186              47,810               47,008
Depreciation and amortization                                            14,927              26,317               27,616
Other                                                                    56,866              53,474               58,395
-------------------------------------------------------------------------------------------------------------------------
                                                                        307,406             305,864              334,713
-------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        100,348              88,541              129,256
-------------------------------------------------------------------------------------------------------------------------

Other income (expense):
Net interest expense and other                                          (23,677)            (30,490)             (48,020)
Gains on sales of newspaper properties                                       --              32,212              180,720
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes and equity interest                           76,671              90,263              261,956
Provision for income taxes                                               27,444              10,818               90,951
-------------------------------------------------------------------------------------------------------------------------
Income before equity interest                                            49,227              79,445              171,005
Equity interest                                                              --              (1,313)              (1,624)
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $  49,227          $   78,132           $  169,381
=========================================================================================================================
Net income per common share:
Basic                                                                    $ 1.18              $ 1.85               $ 3.74
Diluted                                                                  $ 1.16              $ 1.83               $ 3.72
-------------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding:
Basic                                                                    41,576              42,273               45,302
Diluted                                                                  42,323              42,654               45,474
-------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.

                            JOURNAL REGISTER COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT



                                                        ADDITIONAL     OTHER                                    TOTAL
Dollars in thousands                           COMMON    PAID-IN   COMPREHENSIVE   ACCUMULATED    TREASURY   STOCKHOLDERS'
                                                STOCK    CAPITAL   INCOME (LOSS)     DEFICIT       STOCK       DEFICIT
==========================================================================================================================
BALANCE AS OF DECEMBER 26, 1999                 $ 484    $358,244     $   (160)     $(536,156)    $ (29,795)   $(207,383)
==========================================================================================================================
Net income                                                                            169,381                    169,381
Minimum pension liability adjustment,
    Net of tax expense of $116                                             160                                       160
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                     $ 169,541
--------------------------------------------------------------------------------------------------------------------------
Purchase of 12,390,535 shares of
    Treasury stock                                                                                  (18,072)     (18,072)
Exercise of stock options for
    common stock                                               24                                       164          188
==========================================================================================================================
BALANCE AS OF DECEMBER 31, 2000                 $ 484    $358,268            -      $(366,775)    $ (47,703)   $ (55,726)
==========================================================================================================================
Net income                                                                             78,132                     78,132
Minimum pension liability adjustment,
       net of tax benefit of $572                                         (809)                                     (809)
Mark to market adjustment of fully effective
    hedge, net of tax benefit of $2,000                                 (3,715)                                   (3,715)
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                     $  73,608
--------------------------------------------------------------------------------------------------------------------------
Purchase of 3,362,200 shares of
    treasury stock                                                                                 (54,274)      (54,274)
Exercise of stock options
    for common stock                                           (5)                                      199           194
==========================================================================================================================
BALANCE AS OF DECEMBER 30, 2001                 $ 484    $358,263     $ (4,524)     $(288,643)    $(101,778)   $ (36,198)
==========================================================================================================================
Net income                                                                             49,227                     49,227
Minimum pension liability adjustment,
    net of tax benefit of $11,486                                      (18,956)                                  (18,956)
Mark to market adjustment of fully effective
    hedge, net of Tax expense of $189                                      365                                       365
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                     $  30,636
--------------------------------------------------------------------------------------------------------------------------
Purchase of 5,000 shares of treasury stock                                                              (85)         (85)

Exercise of stock options for common stock                    (21)                                    1,789        1,768
==========================================================================================================================
BALANCE AS OF DECEMBER 29, 2002                 $ 484    $358,242     $(23,115)     $(239,416)    $(100,074)   $  (3,879)
==========================================================================================================================


                                                 See accompanying notes.

                                                 JOURNAL REGISTER COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Dollars in thousands
FISCAL YEAR ENDED                                                        DEC. 29, 2002     DEC. 30, 2001    DEC. 31, 2000
============================================================================================================================
Cash flows from operating activities
Net income                                                                 $ 49,227          $ 78,132         $ 169,381
Adjustments to reconcile net income to net cash provided by operating activities, excluding effects of acquisitions and dispositions of businesses and newspaper properties:
Provision for losses on accounts receivable                                   5,025             4,585             4,195
Depreciation and amortization                                                14,927            26,317            27,616
Net gain on disposal of property, plant and equipment                          (728)              (16)             (345)
Loss on equity investment                                                         -             1,313             1,624
Gains on sales of newspaper properties                                            -           (32,212)         (180,720)
Accrued retiree benefits and other non-current liabilities                  (12,692)           (2,052)           (1,285)
Increase in deferred taxes                                                   14,469             6,588            10,385
Changes in operating assets and liabilities:
    Accounts receivable                                                      (2,405)            1,542            (1,483)
    Income taxes payable                                                     (1,253)           (7,784)           48,147
    Other assets and liabilities                                             (7,606)            1,253           (14,600)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    58,964            77,666            62,915
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Additions to property, plant and equipment                                  (13,010)          (34,929)          (21,550)
Net proceeds from sale of property, plant and equipment                         297                49             1,905
Proceeds from sale of newspaper properties                                        -            54,601           216,972
Purchases of businesses and equity investment                                (8,609)          (77,828)           (2,121)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (21,322)          (58,107)          195,206
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from (payments of) long-term debt                                  (39,402)           28,136          (236,832)
Exercise of stock options for common stock                                    1,768               194               188
Purchase of Company stock                                                       (85)          (54,274)          (18,072)
----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                       (37,719)          (25,944)         (254,716)
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                (77)           (6,385)            3,405
Cash and cash equivalents, beginning of year                                    110             6,495             3,090
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $     33          $    110         $   6,495
============================================================================================================================

Supplemental disclosures of cash flow information
Cash paid during the year for:
    Interest                                                               $ 24,431          $ 32,870         $  50,081
    Income taxes                                                           $ 13,219          $ 12,015         $  32,535

Supplemental disclosures of non-cash activities:
    Comprehensive income (loss) - minimum pension liability and
      mark to market hedge adjustment, net of tax                          $(18,591)         $ (4,524)        $     160
============================================================================================================================


                                                  See accompanying notes.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         The accompanying consolidated financial statements include Journal Register Company and all of its wholly owned subsidiaries (the "Company"). Journal Register Company primarily publishes daily and non-daily newspapers serving markets in Philadelphia and its surrounding areas, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

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

         Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, long-lived assets, income taxes, pensions and other post-retirement benefits, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

         Accounts Receivable and Bad Debt
         Accounts receivable consist primarily of amounts due to the Company from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. The Company uses historical experience as well as current market information in determining this estimate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         Inventories
         Inventories, consisting of newsprint, ink and supplies, are stated at the lower of cost (primarily first-in, first-out method) or market.

         Accounting for Stock Option Plan
         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's fiscal year pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS 123, is as follows:


(Dollars in thousands, except per share amounts)
FISCAL YEAR ENDED                                              DEC. 29, 2002       DEC. 30, 2001      DEC. 31, 2000
----------------------------------------------------------------------------------------------------------------------
Net income attributable to common stockholder:
As reported                                                       $ 49,227            $ 78,132            $169,381

Add: Stock-based employee compensation
    expense included in reported net income, net
    of related tax effects                                               -                   -                   -
Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects                                             (3,307)             (4,227)             (3,605)
----------------------------------------------------------------------------------------------------------------------
Pro forma                                                         $ 45,920            $ 73,905            $165,776
======================================================================================================================
Net income per share:
     As reported:
         Basic                                                    $   1.18            $   1.85            $   3.74
         Diluted                                                      1.16                1.83            $   3.72
     Pro forma:
         Basic                                                    $   1.10            $   1.75            $   3.66
         Diluted                                                  $   1.09            $   1.73            $   3.65



         Long-Lived Assets
         On December 31, 2001, which was the first day of fiscal year 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." In accordance with SFAS No. 144, the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. The carrying amount of the long-lived asset is reduced by the difference between the carrying amounts and estimated fair value with a corresponding charge to expense.

         Property, plant and equipment are stated at cost less any required impairment reserve. Maintenance and repairs are charged to expense as incurred, while costs of major additions and betterments are capitalized. Depreciation is provided for financial reporting purposes primarily on the straight-line method over the following estimated useful lives:

                Buildings and improvements              5 to 30 years
                Machinery and equipment                 3 to 30 years

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Intangible assets recorded in connection with the acquisition of newspapers generally consist of the values assigned to subscriber lists, mastheads, non-competition covenants and the excess of cost over the fair value of identifiable net assets of the companies acquired. These assets are carried at the lower of unamortized cost or the amount expected to be recovered by projected future operations after considering attributable general and administration expense and interest on debt allocated to the various newspapers. If, in the opinion of management, impairment in value occurs, any necessary write-downs will be charged to expense in accordance with SFAS No. 142. The balance of intangible assets at December 29, 2002 and December 30, 2001 was comprised principally of debt issuance costs, subscriber lists, non-compete covenants, mastheads and the excess cost over the fair value of identifiable net assets of companies acquired. Intangible assets excluding goodwill and mastheads are being amortized using the straight-line method over a period of their useful life, up to 40 years. Deferred financing cost associated with the Term Loans and the Revolving Credit Facility (as defined in Note 4, Long-Term Debt) is amortized over the terms of such loans.

         During fiscal year 2001, the Company adopted the amortization provisions of SFAS No. 142 which apply to goodwill and intangible assets acquired after June 30, 2001. In addition, SFAS No. 141, which became effective July 1, 2001, eliminated the pooling-of-interest method of accounting for business combinations.

         Income Taxes
         The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Revenue Recognition
         Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on the Company's Web sites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

         Segment Reporting
         As of December 29, 2002, the Company published 23 daily newspapers and 233 non-daily publications in the United States. The Company maintains operations and local management in the markets that it serves. Newspapers are distributed through local distribution channels consisting of contract carriers and single copy outlets. The Company conducts business in one operating segment. The operating segment consists of individual operations that the executive management team reviews for purposes of assessing performance and making operational decisions. These individual operations have been aggregated into one segment because management believes it helps the users understand the Company's performance and is consistent with the manner in which the individual operations are managed. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution systems.

         Concentration of Credit Risk
         Approximately 20% of the Company's employees are employed under collective bargaining agreements. In 2002, no one customer accounted for more than 1 percent of total revenues or 2 percent of accounts receivable.

         Derivative Risk Management Policy and Strategy
         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and No. 138, specifies the accounting and disclosure requirements for such instruments. In accordance with these pronouncements, as of January 1, 2001, all effective hedges, as defined, are recorded as an asset or liability with a corresponding offset to Other Comprehensive Income ("OCI") in the equity section of the balance sheet. Any ineffective portion of a hedging instrument or trading derivatives would be recorded as an asset

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

or liability with a corresponding charge or credit to the income statement. The information below describes the Company's derivative risk management policy and strategy as required by SFAS 133, as amended.

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

         Under the Company's current IRPAs, the Company pays to or receives from the issuer to compensate for the rate below the interest rate floor or in excess of the interest rate ceiling, respectively. These rates are based on the 90-day LIBOR.

         The Company currently considers its current IRPAs to be highly effective cash flow hedges. The Company measures the effectiveness of each IRPA quarterly. As specified in SFAS 133, any gain or loss on the effective portion of the IRPA is recorded in OCI and the ineffective portion would be recorded directly to current earnings. Amounts in accumulated OCI are reclassified into earnings in the same period in which the hedged forecasted transactions affect earnings. In the event of the early extinguishment of a designated debt obligation, any unrealized gain or loss included in OCI is recognized in the income statement coincident with the extinguishment.

3.       INTANGIBLE AND OTHER ASSETS

         On July 25, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, which became effective July 1, 2001, eliminated the pooling-of-interest method of accounting for business combinations and clarified the criteria to recognize intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, however they are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal year 2001, the Company adopted the amortization provisions of SFAS No. 142 which apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 at the beginning of fiscal year 2002. The required transitional analysis of the Company's goodwill and indefinite-lived intangible assets was completed as of June 30, 2002. The Company has also performed the annual impairment tests as of the first day of the fourth quarter of fiscal year 2002, and a determination was made that such assets were not impaired. Additionally, during fiscal year 2002, the Company finalized certain purchase accounting adjustments and closing costs related to certain of its acquisitions, resulting in a direct reduction of goodwill. Changes in the carrying amounts of intangible assets are as follows:

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INTANGIBLE AND OTHER ASSETS (CONTINUED)


                                               AS OF DECEMBER 29, 2002               AS OF DECEMBER 30, 2001
                                   ----------------------------------------- ----------------------------------------
                                                 ACCUMULATED                               ACCUMULATED
 Dollars in thousands                 GROSS     AMORTIZATION       NET          GROSS     AMORTIZATION       NET
 --------------------------------------------------------------------------------------------------------------------

 Intangible assets subject to
   amortization:

   Customer and subscriber lists     $  6,743     $ (4,124)      $  2,619      $  6,595      $ (3,467)     $  3,128
   Non-compete covenants                2,870       (1,584)         1,286         2,294        (1,553)          741
   Debt issuance costs                  4,573       (2,469)         2,104         4,573        (1,909)        2,664
   ------------------------------------------------------------------------------------------------------------------

   Total                             $ 14,186     $ (8,177)      $  6,009      $ 13,462      $ (6,929)     $  6,533
   ------------------------------------------------------------------------------------------------------------------

 Intangible assets not subject to
      amortization:

   Goodwill                          $554,595     $(63,210)      $491,385      $555,559      $(63,210)     $492,349
   Mastheads                            9,968          (92)         9,876         6,400           (92)        6,308
   ------------------------------------------------------------------------------------------------------------------

   Total                             $564,563     $(63,302)      $501,261      $561,959      $(63,302)     $498,657
   ------------------------------------------------------------------------------------------------------------------

   Total Goodwill and
     other intangible assets         $578,749     $(71,479)      $507,270      $575,421      $(70,231)     $505,190
   ==================================================================================================================


         Identifiable intangible assets include customer and subscriber lists, non-compete covenants and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include Goodwill and Mastheads. Mastheads are included in Other intangible assets on the balance sheet. For the year ended December 29, 2002, the change in Goodwill relates to the acquisitions of newspaper properties and the finalization of certain purchase accounting adjustments (see Note 10) during the period. For fiscal years 2002 and 2001, amortization expense for intangible assets was approximately $1.3 million and $14.3 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years for Identifiable intangible assets and other assets is as follows (dollars in thousands):

               2003........................................        $1,384
               2004........................................         1,384
               2005........................................         1,361
               2006........................................           902
               2007........................................           131
               Thereafter..................................           847

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INTANGIBLE AND OTHER ASSETS (CONTINUED)

         The pro forma results of operations for fiscal years 2001 and 2000, assuming the amortization provisions of SFAS No. 142 were applied retroactively at January 1, 2001, are as follows:



                                            FISCAL YEAR ENDED DEC. 30, 2001      FISCAL YEAR ENDED DEC. 31, 2000
                                          ------------------------------------ -------------------------------------
                                              NET       NET INCOME PER SHARE       NET       NET INCOME PER SHARE
Dollars in millions, except per share data  INCOME      BASIC        DILUTED     INCOME      BASIC        DILUTED
--------------------------------------------------------------------------------------------------------------------

Net income                                   $78.1      $ 1.85       $ 1.83       $169.4     $ 3.74        $3.72
   Add-back:
   Amortization of Goodwill and
     Mastheads, net of taxes                  10.0        0.24         0.23          9.9       0.22         0.22
--------------------------------------------------------------------------------------------------------------------
Adjusted net income                          $88.1      $ 2.09       $ 2.06       $179.3     $ 3.96        $3.94
--------------------------------------------------------------------------------------------------------------------


         The changes in the carrying amount of goodwill for the fiscal year ended December 29, 2002, are as follows:

Dollars in thousands
--------------------------------------------------------------------------------
Balance as of December 30, 2001, net of accumulated amortization      $ 492,349
Goodwill acquired during year                                             3,299
Adjustments/reclassifications related to the purchase of businesses      (4,263)
--------------------------------------------------------------------------------
Balance as of December 29, 2002, net accumulated amortization         $ 491,385
--------------------------------------------------------------------------------

         Included in other assets is the Company's investment in PowerOne Media, Inc. ("PowerOne"), a provider of classified advertising on the internet. PowerOne was created as a result of the merger in November 2001 between PowerAdz, LLC ("PowerAdz") and AdOne, LLC ("AdOne"). The Company was an investor in AdOne prior to the merger. In the ordinary course of business, the Company has related party sales with PowerOne which amounted to approximately $4.5 and $4.2 million for fiscal years 2002 and 2001, respectively.


4.       LONG-TERM DEBT

         The Company entered into a credit agreement in July 1998 with a group of lenders, led by Chase Manhattan Bank (the predecessor to J.P. Morgan Chase & Co.) as administrative agent (the "Credit Agreement"). The Credit Agreement provided for two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively the "Term Loans") each at a face amount of $250 million, and a secured revolving credit facility (the "Revolving Credit Facility") for $400 million. Proceeds under these loan facilities were used to repay existing debt and to fund the acquisition of the Pennsylvania, New York, and Ohio newspaper businesses of The Goodson Newspaper Group (the "Goodson Acquisition") in July 1998. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility.

         Under the terms of the Credit Agreement, net proceeds, as defined in the Credit Agreement, from the sale of newspaper properties which are not reinvested within 365 days must be used to prepay debt. Accordingly, the Company's excess borrowing capacity under the Term Loans was reduced in the first quarter of 2002 by approximately $30 million in connection with the Company's January 2001 sale of two of its Ohio newspaper properties. The Company's long-term debt as of December 29, 2002 and December 30, 2001 was comprised of the following:

(Dollars in thousands)                                   2002           2001
--------------------------------------------------------------------------------
Term Loan A                                          $  138,367      $  179,064
Term Loan B                                             195,690         212,524
Revolving Credit Facility                               149,312         131,183
--------------------------------------------------------------------------------
Total Long-term debt                                    483,369         522,771
Less Current Portion                                    (32,912)        (30,254)
--------------------------------------------------------------------------------
Total Long-term debt, less current portion           $  450,457      $  492,517
--------------------------------------------------------------------------------

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       LONG-TERM DEBT (CONTINUED)

         The Term Loan A Facility matures on March 31, 2006 and is repayable in quarterly installments that commenced on June 30, 2000. The Term Loan B Facility matures on September 30, 2006 and is repayable in quarterly installments that commenced on June 30, 2000. The remaining aggregate annual maturities payable under the Term Loans by fiscal year are as follows (dollars in thousands):

        2003.......................................            $ 32,912
        2004.......................................              37,853
        2005.......................................              86,875
        2006.......................................             176,417

         The Revolving Credit Facility is available until March 31, 2006. Availability will be reduced by equal consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006, in an aggregate amount for each twelve-month period commencing on the dates set forth below, equal to the amount set forth opposite such date (dollars in thousands):

 June 30, 2002...............................................  $ 55,000
 June 30, 2003...............................................    65,000
 June 30, 2004...............................................   100,000
 June 30, 2005...............................................   180,000

         The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, including the maintenance of certain financial ratios, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

         The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4 percent to 1/2 percent above LIBOR (as defined in the Credit Agreement) or
(ii) 1/2 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the Total Leverage Ratio (as defined in the Credit Agreement) and are reduced as such ratio declines. Capitalized interest during fiscal year 2001 was $1.3 million. There was no capitalized interest during fiscal year 2002. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

         An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At December 29, 2002, the Company's commitment fee was 0.25 percent.

         The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. To fulfill this requirement, the Company participated in certain IRPAs. The Company had IRPAs in effect during 2002 pursuant to which the Company assumed a fixed rate of interest and a counter party had assumed the variable rate (the "SWAP"). Pursuant to the SWAP agreement, the Company agreed to exchange with certain banks at specific dates the difference between the fixed rate in the SWAP agreement and the LIBOR floating rate applied to the notional principal amount. These IRPAs expired in October 2002.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       LONG-TERM DEBT (CONTINUED)

         In addition, pursuant to the terms of the Credit Agreement, the Company entered into an interest rate collar hedge ("the collar") on November 9, 2001. The collar establishes an interest rate ceiling ("CAP") and an interest rate floor at no initial cost to the Company.

         The CAP on the Company's collar, which became effective October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. The collar became effective on October 29, 2002 beginning at a notional amount of $170 million. The collar amortizes over two years to a notional aggregate amount of $135 million and terminates on October 29, 2004. On October 10, 2002, the Company entered into additional interest rate Collars ("Additional Collars"). The effective date of the Additional Collars is January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed for a two-year term. Similar to the existing Collar, the Additional Collars establish an interest rate ceiling ("Cap") and an interest rate floor at no initial cost to the Company. The Cap on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 4.0 percent Cap. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. From time to time, the Company may enter into additional IRPAs. The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

         As of January 1, 2001, the Company adopted the Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended. Upon adoption of SFAS 133, the fair market value of the derivative is reported as a transition adjustment to Other Comprehensive Income/Loss. Accordingly, on January 1, 2001, the Company recorded a deferred pre-tax transition gain of $198,600 ($120,000 after-tax) as an adjustment to OCI. The interest rate SWAPs were fully effective in hedging the changes in cash flows related to the debt obligation during the years ending December 29, 2002 and December 30, 2001. The total deferred loss reported in OCI as of December 29, 2002 and December 30, 2001 was approximately $3.4 million and $3.7 million, respectively (net of $1.8 and $2.0 million of deferred taxes, respectively).

         The Company's weighted-average effective interest rate for fiscal year 2002 was approximately 4.6 percent. This interest rate includes the effect of a $6.2 million pre-tax expense realized and reported as a component of interest expense for the Interest Rate Protection Agreements in place during fiscal year 2002. Net interest expense and other includes interest expense of approximately $23.1 million, $30.7 million and $49.4 million for fiscal years 2002, 2001 and 2000, respectively.

         As of December 29, 2002, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $483.4 million, of which $149.3 million was outstanding under the Revolving Credit Facility and $334.1 million was outstanding under the Term Loans. There were $223.2 million of unused Revolving Credit Facility funds subject to the terms of the Credit Agreement at December 29, 2002.

5.       STOCK PLANS

         Stock Incentive Plan
         During 1997, the Company's Board of Directors (the "Board") adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan, as amended on March 27, 2001, authorizes grants of up to 6,383,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) performance units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board, as the Board may designate.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCK PLANS (CONTINUED)

         Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The option price per share of common stock for all other stock options is established by the Compensation Committee of the Board. Stock options vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100 percent may be exercised. These options expire ten years after issuance. The following table summarizes the Company's stock option activity for the fiscal years presented:

                                               Dec. 29, 2002                Dec. 30, 2001                 Dec. 31, 2000
                                           ----------------------       ----------------------        ---------------------
                                                        WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                         AVERAGE                      AVERAGE                      AVERAGE
                                           NUMBER OF    EXERCISE        NUMBER OF    EXERCISE         NUMBER OF   EXERCISE
                                            OPTIONS       PRICE          OPTIONS       PRICE           OPTIONS      PRICE
                                            -------       -----          -------       -----           -------      -----
Outstanding-beginning of year              4,555,673     $17.06         3,968,367     $17.28           3,317,281   $18.00
Granted                                      773,875      21.67           726,075      15.86             874,950    14.66
Exercised                                    121,853      14.47            13,535      14.29              18,933    14.23
Forfeited                                    139,241      17.47           125,234      17.23             204,931    17.47
---------------------------------------------------------------------------------------------------------------------------
Outstanding-end of year                    5,068,454     $17.82         4,555,673     $17.06           3,968,367   $17.28
===========================================================================================================================

Exercisable at end of year                 2,873,411     $17.77         2,102,311     $17.93           1,371,601   $18.30
Weighted-average fair value of
  options granted during the year              $7.86                        $5.76                          $8.33


         Further information about stock options outstanding at December 29, 2002, as follows:

                                          WEIGHTED AVERAGE
                                             REMAINING
 RANGE OF EXERCISE         NUMBER         CONTRACTUAL LIFE   WEIGHTED AVERAGE                       WEIGHTED AVERAGE
       PRICES            OUTSTANDING          (YEARS)         EXERCISE PRICE    NUMBER EXERCISABLE   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------
$14.00 - 16.00            2,824,382             6.6               $14.78            1,549,409            $14.49
$16.01 - 18.00               46,000             6.8                17.16               25,700             17.44
$18.01 - 20.00                    -               -                    -                    -                 -
$20.01 - 22.50            2,198,072             6.5                21.74            1,298,302             21.69
--------------------------------------------------------------------------------------------------------------------
                          5,068,454             6.5               $17.77            2,873,411            $17.82
--------------------------------------------------------------------------------------------------------------------


         The Company adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148. Accordingly, the Company discloses pro forma net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 4.86 percent, 5.32 percent and 5.16 percent, and expected common stock market price volatility factors of 0.21, 0.19 and 0.48 for the years 2002, 2001 and 2000, respectively. A seven-year weighted average expected life of each option granted and no dividend yield was assumed.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCK PLANS (CONTINUED)

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

6.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:


(In thousands)                                                 DEC. 29,           DEC. 30,         DEC. 31,
FISCAL YEAR ENDED                                                2002               2001             2000
---------------------------------------------------------------------------------------------------------------
Weighted-average shares - basic                                 41,576             42,273           45,302
Effect of dilutive securities:
    Employee stock options                                         747                381              172
---------------------------------------------------------------------------------------------------------------
Weighted-average shares - diluted                               42,323             42,654           45,474
===============================================================================================================

         Options to purchase the Company's common stock that were not included in the computation of the diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during:

                Fiscal Year           Options        Exercise Price Range
                -----------           -------        --------------------
                    2002               2,199           $21.00 to $22.50
                    2001               1,497           $17.00 to $22.50
                    2000               1,533           $15.94 to $22.50

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PENSION AND POST-RETIREMENT PLANS

         The Company and its subsidiaries maintain defined benefit pension plans. The benefits are based on years of service and employee compensation, primarily on career average pay. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using assumptions that differ from those used for financial reporting. Assets of the plans consist principally of short-term investments, annuity contracts, equity securities and corporate and U.S. Government obligations. The Company uses information as of September 30 to measure the value of pension plan assets and liabilities. On September 30, 2002, although not required under pension laws, the Company made a $10.9 million tax-deductible cash contribution to its qualified pension plans. The tax benefit related to this contribution was approximately $4 million. Certain of the Company's subsidiaries provide retiree health and life insurance benefits. The following table sets forth the plans' funded status and the amount recognized in the Company's consolidated balance sheet:


                                                           PENSION BENEFITS                  POST-RETIREMENT BENEFITS
                                                 ----------------------------------    ------------------------------------
     (Dollars in thousands)                              2002               2001                2002               2001
     ----------------------------------------------------------------------------------------------------------------------
     CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at beginning of year       $  78,562         $   73,736           $   4,988          $   4,970
        Service cost                                      1,674              1,517                   6                  6
        Interest cost                                     5,632              5,537                 356                366
        Actuarial (gain) loss                             6,415              2,907                (651)               132
        Benefits paid                                    (5,008)            (5,135)               (489)              (486)
        Curtailments/Divestitures/Other                       -                  -                   -                  -
     ----------------------------------------------------------------------------------------------------------------------
        Benefit obligation at end of year             $  87,275         $   78,562           $   4,210          $   4,988
     ----------------------------------------------------------------------------------------------------------------------
     CHANGE IN PLAN ASSETS
        Fair value of plan assets at beginning
          of year                                     $  83,973         $  100,643           $       -          $       -
        Actual loss on plan assets                      (11,329)           (11,559)                  -                  -
        Employer contributions                           11,010                 24                 489                486
        Benefits paid                                    (5,008)            (5,135)               (489)              (486)
     ----------------------------------------------------------------------------------------------------------------------
        Fair value of plan assets at end of year      $  78,646         $   83,973           $       -          $       -
     ----------------------------------------------------------------------------------------------------------------------
     RECONCILIATION OF FUNDED STATUS
        Funded status                                 $  (8,629)        $    5,411           $  (4,210)         $  (4,988)
        Unrecognized net:
          Transition (asset)                                (41)               (80)                  -                  -
          Prior service cost                             (1,460)            (1,816)               (252)              (345)
          (Gain) loss                                    35,088              9,666              (2,880)            (2,538)
     ----------------------------------------------------------------------------------------------------------------------
        Net amount recognized                         $  24,958         $   13,181           $  (7,342)         $  (7,871)
     ======================================================================================================================


                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PENSION AND POST-RETIREMENT PLANS (CONTINUED)



                                                           PENSION BENEFITS                  POST-RETIREMENT BENEFITS
                                                 ----------------------------------    ------------------------------------
(Dollars in thousands)                                   2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------
AMOUNTS RECOGNIZED IN STATEMENT
OF FINANCIAL POSITION
   Prepaid benefit cost                               $       -         $   12,859           $     N/A          $     N/A
   Accrued benefit liability                             (6,865)            (1,059)             (7,342)            (7,871)
   Accumulated other comprehensive loss                  31,823              1,381                 N/A                N/A
---------------------------------------------------------------------------------------------------------------------------
   Net amount recognized                              $  24,958         $   13,181           $  (7,342)         $  (7,871)
---------------------------------------------------------------------------------------------------------------------------
SEPARATE DISCLOSURES FOR PENSION PLANS WITH
   ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN
   ASSETS
   Projected benefit obligation at end of year        $  87,275         $    8,260                 N/A                N/A
   Accumulated benefit obligation at end of year      $  85,511         $    7,569                 N/A                N/A
   Fair value of assets at end of year                $  78,646         $    6,511                 N/A                N/A



                                                           PENSION BENEFITS                  POST-RETIREMENT BENEFITS
                                                 ----------------------------------    ------------------------------------
(Dollars in thousands)                                   2002               2001                2002               2001
---------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
   Service cost                                       $   1,674         $    1,517           $       6          $       6
   Interest cost                                          5,632              5,537                 356                366
   Expected return on plan assets                        (7,764)            (8,856)                N/A                N/A
   Amortization of net:
       Transition obligation                                (39)               108                   -                  -
       Prior service cost                                  (356)              (356)                (93)               (93)
       (Gain)/loss                                           87               (352)               (309)              (395)
----------------------------------------------------------------------------------------------------------------------------
  Net periodic benefit expense                        $    (766)        $   (2,402)          $     (40)         $    (116)
----------------------------------------------------------------------------------------------------------------------------

ACTUARIAL ASSUMPTIONS (WEIGHTED AVERAGE)
Discount rate
   Used for current fiscal year expense                    7.50%              7.75%               7.50%              7.75%
   Used for next fiscal year expense                       6.75%              7.50%               6.75%              7.50%
Expected long-term return on plan assets
   Used for current fiscal year expense                    9.50%              9.00%                 N/A                N/A
   Used for next fiscal year expense                       9.00%              9.50%                 N/A                N/A
Rate of compensation increase                              3.00%              3.00%               3.00%               3.00%
Rate of increase in health benefit costs                     N/A                N/A               6.50%               6.50%

EFFECTS OF A CHANGE IN THE ASSUMED RATE OF
   HEALTH BENEFIT COSTS
   Effect of a 1 percent increase on:
       Total of service cost and interest cost               N/A                N/A          $      35          $       36
       Post-retirement benefit obligation                    N/A                N/A          $     381          $      452
   Effect of a 1 percent decrease on:
       Total of service cost and interest cost               N/A                N/A          $     (30)         $     (31)
       Post-retirement benefit obligation                    N/A                N/A          $    (326)         $    (386)


                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PENSION AND POST-RETIREMENT PLANS (CONTINUED)

         The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants' salaries and amounted to approximately $632,700, $570,800 and $668,300 in fiscal years 2002, 2001 and 2000, respectively. The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $148,000, $180,300 and $178,100 in fiscal years 2002, 2001 and 2000, respectively.

8.       INCOME TAXES

         The annual provision for taxes on income, in thousands, is as follows:


FISCAL YEAR ENDED                                                 DEC. 29, 2002      DEC. 30, 2001      DEC. 31, 2000
----------------------------------------------------------------------------------------------------------------------
Current tax expense (benefit):
   Federal                                                          $ 11,757           $   4,484          $   73,851
   State                                                               1,213                (253)              6,831
----------------------------------------------------------------------------------------------------------------------
Total current                                                         12,970               4,231              80,682
Deferred tax expense:
   Federal                                                            13,472               5,450               6,577
   State                                                               1,002               1,137               3,692
----------------------------------------------------------------------------------------------------------------------
Total deferred                                                        14,474               6,587              10,269
----------------------------------------------------------------------------------------------------------------------
Total provision for taxes                                           $ 27,444           $  10,818          $   90,951
======================================================================================================================


         The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense, in thousands for the years presented, is as follows:


  FISCAL YEAR ENDED                                               DEC. 29, 2002      DEC. 30, 2001       DEC. 31, 2000
  ---------------------------------------------------------------------------------------------------------------------
  Tax at U.S. statutory rates                                        $ 26,835          $ 31,592            $ 91,685
  State taxes, net of federal tax benefit                               1,439               575               6,840
  Tax basis in excess of Book basis on sales                                -           (21,182)                  -
  Reversal of excess tax accruals                                      (1,172)           (1,825)             (7,993)
  Non-deductible goodwill amortization                                      -             1,982               2,003
  Other                                                                    342             (324)             (1,584)
  ---------------------------------------------------------------------------------------------------------------------
                                                                     $ 27,444          $ 10,818            $ 90,951
  =====================================================================================================================

         The Company utilized state net operating loss carryforwards of $6.2 million in 2001 and $235.0 million in 2000. At December 29, 2002, certain subsidiaries had net operating loss carryforwards available ranging from approximately $1.6 million to $115.7 million in various state jurisdictions, which expire in various years through 2022. Substantial portions of the related deferred tax assets were offset by valuation allowances.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       INCOME TAXES (CONTINUED)

         Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets, in thousands, are as follows:


FISCAL YEAR ENDED                            DEC. 29, 2002        DEC. 30, 2001
--------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment             $  15,291            $  12,948
     Intangibles                                  33,557               23,472
     Retiree benefits                              6,941                1,923
--------------------------------------------------------------------------------
Total deferred tax liabilities                    55,789               38,343
--------------------------------------------------------------------------------

Deferred tax assets:
     Net operating loss carry forwards             7,082                5,155
     Other comprehensive income                   13,869                2,572
     Other                                         4,935                3,640
--------------------------------------------------------------------------------
Total deferred tax assets                         25,886               11,367
Valuation allowance                               (5,239)              (4,995)
--------------------------------------------------------------------------------
Net deferred tax assets                           20,647                6,372
--------------------------------------------------------------------------------
Net deferred tax liabilities                   $  35,142            $  31,971
================================================================================

         The Company's valuation allowances for deferred tax assets increased by $244,000 in fiscal year 2002 and by $3.0 million in fiscal year 2001. The Company's federal income tax returns have not been examined by the Internal Revenue Service.


9.       COMMITMENTS AND CONTINGENCIES

         The Company leases office space, production facilities, warehouse space, and equipment under noncancellable operating leases. These leases contain several renewal options for periods of up to five years. The Company's future minimum lease payments under noncancellable operating leases at December 29, 2002 are as follows (dollars in thousands):

                2003..................................              $2,179
                2004..................................               1,699
                2005..................................               1,064
                2006..................................                 366
                2007..................................                  32
                Thereafter............................                  24


         Total rent expense was $3.3 million, $3.1 million, and $3.0 million for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

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

         In fiscal year 2002, the Company completed three strategic acquisitions. On March 18, 2002, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., which are based in Northeast Philadelphia, Pennsylvania. This acquisition includes eight weekly newspapers, with total circulation of more than 121,000, serving Northeast Philadelphia, seven monthly publications, with total circulation of nearly 59,000, serving Montgomery County, Pennsylvania, and a commercial printing operation. On March 22, 2002, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc. This acquisition includes one weekly newspaper with total circulation of 5,000, and two annually produced magazines with total distribution of approximately 20,000. On October 14, 2002, the Company completed the acquisition of seven weekly newspapers serving Delaware County, Pennsylvania, with total circulation of 24,000.

         In fiscal year 2001, the Company completed five strategic acquisitions. On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. This acquisition included 13 publications with non-daily distribution of approximately 90,000. On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group`s community newspaper and magazine operations, which is based in Fort Washington, Pennsylvania, from Metroweek Corporation. Total distribution of the 24 non-daily publications acquired from Metroweek Corporation is approximately 285,000. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Total distribution of the two non-daily publications included in this purchase is approximately 21,000. On September 14, 2001, the Company completed the acquisition of the assets of The Reporter, a 19,000-circulation daily newspaper based in Lansdale, Pennsylvania. On October 25, 2001, the Company completed the acquisition of The Litchfield County Times, a weekly newspaper based in New Milford, Connecticut, with circulation of approximately 12,000. The acquisition also included three lifestyle magazines serving Litchfield and Fairfield counties in Connecticut and Westchester County, New York, with total monthly distribution of approximately 90,000.

         In order to achieve a strategic repositioning in six geographic clusters and a reduction in the Company's leverage, the Company sold its operations in the greater St. Louis area of Missouri in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the southern part of central Ohio in early 2001. The proceeds from these sales were used to reduce the Company's outstanding debt, repurchase Company stock and for strategic acquisitions.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for years ended December 29, 2002 and December 30, 2001:


                                                FIRST                SECOND                THIRD              FOURTH
(In thousands, except per share data)          QUARTER               QUARTER              QUARTER             QUARTER
------------------------------------------------------------------------------------------------------------------------
2002(1)
-------
Revenues                                       $96,633               $105,843             $100,457            $104,821
Operating income                                21,118                 28,434               23,199              27,597
Net income                                     $ 9,232               $ 13,818             $ 11,930            $ 14,247

Net income per common share:
     Basic                                     $  0.22               $   0.33             $   0.29            $   0.34
     Diluted                                   $  0.22               $   0.33             $   0.28            $   0.34


2001(1)(2)
----------
Revenues                                       $94,937               $ 98,702             $ 97,618            $103,148
Operating income                                20,861                 25,256               19,596              22,828
Net income                                     $49,405               $ 10,394             $  8,867            $  9,466

Net income per common share:
     Basic                                     $  1.12               $   0.25             $   0.21            $   0.23
     Diluted                                   $  1.12               $   0.25             $   0.21            $   0.23


--------------------

(1) The amounts reported above include operating results of acquisitions and dispositions for the period the operations were owned by the Company (see Note 10, Acquisitions and Dispositions).

(2) Net income and net income per common share for the first quarter of 2001 include an after-tax gain of $42.1 million on the sale of The Times Reporter (Dover/New Philadelphia, Ohio) and The Independent (Massillon, Ohio).

                            JOURNAL REGISTER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



                                         Balance at                         Charges to                      Balance at
                                         Beginning                           Costs and                        End of
            Description                  of Period        Adjustments(1)     Expenses      Deductions(2)      Period
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 29, 2002
Allowance for doubtful accounts         $    6,365          $     315        $   5,025      $   5,317        $   6,388
Valuation allowance for deferred
   tax assets                           $    4,995          $       -        $     244      $       -        $   5,239

YEAR ENDED DECEMBER 30, 2001
Allowance for doubtful accounts         $    3,443          $     656        $   4,585      $   2,319        $   6,365
Valuation allowance for deferred
   tax assets                           $    1,954          $       -        $   3,041      $       -        $   4,995

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts         $    6,293          $    (604)       $   4,195      $   6,441        $   3,443
Valuation allowance for deferred
   tax assets                           $    2,370          $       -        $       -      $     416        $   1,954

---------------------------



(1) Allowance for doubtful account adjustments related to acquisitions and dispositions in the respective periods presented. See Note 10 to the consolidated financial statements for discussion of acquisitions and dispositions.

(2) Includes the write-off of uncollectable accounts and a reduction in the valuation allowance for deferred tax assets in the respective periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to executive officers of the Company is presented in Part I of this Report under the caption "Executive Officers of the Registrant."

         The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information appearing under the caption "Executive Compensation" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Information appearing under the caption "Security Ownership of Beneficial Owners and Management and Related Stockholder Matters" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information appearing under the caption "Certain Transactions" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's most recent evaluation.

         The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Financial Statements.

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

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on November 13, 2002 furnishing under Item 9 hereof certain information regarding the certifications of the Company's Chief Executive Officer and Chief Financial Officer accompanying the Company's Form 10-Q for the quarter ended September 29, 2002.

(c)      Index to Exhibits.

         The following is a list of all Exhibits filed as part of this Report:


      Exhibit No.                                      Description of Exhibit
      -----------                                      ----------------------

       *2.1               Master Agreement, dated as of May 17, 1998, by and
                          among each of the persons listed on Annex A and Annex
                          B thereto, Richard G. Schneidman, as Designated
                          Stockholder, and the Company (filed as Exhibit 99.2 to
                          the Company's Current Report on Form 8-K/A, dated June
                          30, 1998, File No. 1-12955).
       *3.1               Amended and Restated Certificate of Incorporation
                          (filed as Exhibit 3(i) to the Company's Form 10-Q/A
                          Amendment No. 1 for the fiscal quarter ended June 30,
                          1997, File No. 1-12955 (the "June 1997 Form 10-Q")).
       *3.2               Amended and Restated By-laws (filed as Exhibit 3(ii)
                          to the Company's Form 10-Q for the fiscal quarter
                          ended September 30, 1999, File No. 1-12955 (the
                          "September 1999 Form 10-Q)).
       *4.1               Company Common Stock Certificate (filed as Exhibit
                          4.1 the Company's Registration Statement on Form S-1,
                          Registration No. 333-23425 (the "Form S-1")).
       *4.2               Rights Agreement dated as of July 17, 2001 between the
                          Company and the Bank of New York, as Rights Agent
                          (filed as Exhibit 4.1 to the Company's Report on Form
                          8-K dated July 18, 2001, File No. 1-12955).
      *10.1(a)            1997 Stock Incentive Plan (filed as Exhibit 10.2 to
                          the June 1997 Form 10-Q).+
      *10.1(b)            Amendment to the 1997 Stock Incentive Plan. (filed as
                          Exhibit 10.1(b) to the Company's Form 10-K for fiscal
                          year 2001, File No. 1-12955 (the "2001 Form 10-K). +
      *10.2               Management Bonus Plan (filed as Exhibit 10.3 to the
                          June 1997 Form 10-Q). +
      *10.3               Supplemental 401(k) Plan (filed as Exhibit 10.4 to the
                          Form S-1). +
      *10.4               Registration Rights Agreement by and among Journal
                          Register Company, Warburg, Pincus Capital Company,
                          L.P., Warburg, Pincus Capital Partners, L.P. and
                          Warburg, Pincus Investors, L.P. (filed as Exhibit
                          10.6 to the June 1997 Form 10-Q).
      *10.5               Credit Agreement among Journal Register Company, each
                          of the banks and other financial institutions that is
                          a signatory thereto or which, pursuant to Section 2.01
                          (c) or Section (b) thereto, becomes a "Lender"
                          thereunder and the Chase Manhattan Bank, as
                          administrative agent for the lenders (filed as Exhibit
                          10.7 to the September 1999 Form 10-Q).
      *10.6               Executive Incentive Compensation Plan (filed as
                          Exhibit 10.7 to the 2001 Form 10-K). +
     **10.7               Employment Agreement by and between Journal Register
                          Company and Robert M. Jelenic dated March 5, 2003. +
     **10.8               Employment Agreement by and between Journal Register
                          Company and Jean B. Clifton dated March 5, 2003. +
     **21.1               Subsidiaries of Journal Register Company.
     **23.1               Consent of Ernst & Young LLP.
     **24                 Power of Attorney (appears on signature page).
     **99.1               Certification pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002.
     **99.2               Certification pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002.

---------------

   +    Management contract or compensatory plan or arrangement.
   *    Incorporated by reference.
   **   Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 27th day of March 2003.

                            JOURNAL REGISTER COMPANY


                            By:  /s/ Robert M. Jelenic
                               -------------------------------
                               Robert M. Jelenic
                               Chairman, President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March 2003.

              SIGNATURE                                  TITLE(S)

/s/ Robert M. Jelenic
------------------------------------        Chairman, President, Chief Executive
Robert M. Jelenic                           Officer and Director (Principal
                                            Executive Officer)


/s/ Jean B. Clifton
------------------------------------        Executive Vice President, Chief
Jean B. Clifton                             Financial Officer (Principal
                                            Financial and Accounting Officer),
                                            Secretary and Director


/s/ John L. Vogelstein
------------------------------------
John L. Vogelstein                          Director

/s/ Errol M. Cook
------------------------------------
Errol M. Cook                               Director


/s/ Gary D. Nusbaum                         Director
------------------------------------
Gary D. Nusbaum


/s/ John R. Purcell                         Director
------------------------------------
John R. Purcell


/s/ Joseph A. Lawrence                      Director
------------------------------------
Joseph A. Lawrence


/s/ Burton B. Staniar                       Director
------------------------------------
Burton B. Staniar

                                 CERTIFICATIONS

I, Robert M. Jelenic, Chairman, President and Chief Executive Officer of Journal Register Company (the "Registrant"), certify that:

1.       I have reviewed this annual report on Form 10-K of the Registrant;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                  /s/ Robert M. Jelenic
                                       -----------------------------------------
                                       Robert M. Jelenic
                                       Chairman, President and Chief
                                        Executive Officer

I, Jean B. Clifton, Executive Vice President, Chief Financial Officer and Secretary of Journal Register Company (the "Registrant"), certify that:

1.       I have reviewed this annual report on Form 10-K of the Registrant;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    March 27, 2003                /s/  Jean B. Clifton
                                       -----------------------------------------
                                       Jean B. Clifton
                                       Executive Vice President, Chief Financial
                                        Officer and Secretary

EXHIBIT INDEX


      Exhibit No.                      Description of Exhibit
      -----------                      ----------------------
       *2.1               Master Agreement, dated as of May 17, 1998, by and
                          among each of the persons listed on Annex A and Annex
                          B thereto, Richard G. Schneidman, as Designated
                          Stockholder, and the Company (filed as Exhibit 99.2 to
                          the Company's Current Report on Form 8-K/A, dated June
                          30, 1998, File No. 1-12955).
       *3.1               Amended and Restated Certificate of Incorporation
                          (filed as Exhibit 3(i) to the Company's Form 10-Q/A
                          Amendment No. 1 for the fiscal quarter ended June 30,
                          1997, File No. 1-12955 (the "June 1997 Form 10-Q")).
       *3.2               Amended and Restated By-laws (filed as Exhibit 3(ii)
                          to the Company's Form 10-Q for the fiscal quarter
                          ended September 30, 1999, File No. 1-12955 (the
                          "September 1999 Form 10-Q)).
       *4.1               Company Common Stock Certificate (filed as Exhibit
                          4.1 the Company's Registration Statement on Form S-1,
                          Registration No. 333-23425 (the "Form S-1")).
       *4.2               Rights Agreement dated as of July 17, 2001 between the
                          Company and the Bank of New York, as Rights Agent
                          (filed as Exhibit 4.1 to the Company's Report on Form
                          8-K dated July 18, 2001, File No. 1-12955).
      *10.1(a)            1997 Stock Incentive Plan (filed as Exhibit 10.2 to
                          the June 1997 Form 10-Q).+
      *10.1(b)            Amendment to the 1997 Stock Incentive Plan. (filed
                          as Exhibit 10.1(b) to the Company's Form 10-K for
                          fiscal year 2001, File No. 1-12955 (the "2001 Form
                          10-K). +
      *10.2               Management Bonus Plan (filed as Exhibit 10.3 to the
                          June 1997 Form 10-Q). +
      *10.3               Supplemental 401(k) Plan (filed as Exhibit 10.4 to
                          the Form S-1). +
      *10.4               Registration Rights Agreement by and among Journal
                          Register Company, Warburg, Pincus Capital Company,
                          L.P., Warburg, Pincus Capital Partners, L.P. and
                          Warburg, Pincus Investors, L.P. (filed as Exhibit
                          10.6 to the June 1997 Form 10-Q).
      *10.5               Credit Agreement among Journal Register Company, each
                          of the banks and other financial institutions that is
                          a signatory thereto or which, pursuant to Section 2.01
                          (c) or Section (b) thereto, becomes a "Lender"
                          thereunder and the Chase Manhattan Bank, as
                          administrative agent for the lenders (filed as Exhibit
                          10.7 to the September 1999 Form 10-Q).
      *10.6               Executive Incentive Compensation Plan (filed as
                          Exhibit 10.7 to the 2001 Form 10-K). +
     **10.7               Employment Agreement by and between Journal Register
                          Company and Robert M. Jelenic dated March 5, 2003. +
     **10.8               Employment Agreement by and between Journal Register
                          Company and Jean B. Clifton dated March 5, 2003. +
     **21.1               Subsidiaries of Journal Register Company.
     **23.1               Consent of Ernst & Young LLP.
     **24                 Power of Attorney (appears on signature page).
     **99.1               Certification pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002.
     **99.2               Certification pursuant to 18 U.S.C. Section 1350, as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002.

--------------

   +    Management contract or compensatory plan or arrangement.
   *    Incorporated by reference.
   **   Filed herewith.