Form 10-Q
period 2003-03-30
JOURNAL REGISTER CO
filed 2003-05-14
CIK 1035815

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                  For the quarterly period ended March 30, 2003

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

         --------------------------------------------------------------
                     (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act, Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share 41,130,934 shares outstanding (exclusive of treasury shares) as of May 12, 2003

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q




PART I.           FINANCIAL INFORMATION                                                                        PAGE NO.
-------           ---------------------                                                                        --------

       Item 1.    Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets..........................................................  1

                  Condensed Consolidated Statements of Income....................................................  2

                  Condensed Consolidated Statements of Cash Flows................................................  3

                  Notes to Condensed Consolidated Financial Statements...........................................  4

       Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  9

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................... 17

       Item 4.    Controls and Procedures........................................................................ 17

PART II.          OTHER INFORMATION

       Item 6.    Exhibits and Reports on Form 8-K............................................................... 18

       Signature................................................................................................. 19

       Certifications............................................................................................ 20

       Exhibit Index............................................................................................. 22


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


Dollars in thousands                                                                MARCH 30,        DECEMBER 29,
FISCAL PERIOD ENDED                                                                   2003              2002
===================================================================================================================
ASSETS:
Current assets:
  Cash and cash equivalents                                                          $       28         $       33
  Accounts receivable, less allowance for doubtful
    accounts of $6,192 in 2003 and $6,388 in 2002, respectively                          43,689             48,101
  Inventories                                                                             6,542              6,869
  Deferred income taxes                                                                   4,556              4,208
  Other current assets                                                                    5,975              6,172
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     60,790             65,383
-------------------------------------------------------------------------------------------------------------------
Property, plant and equipment:
  Land                                                                                   10,218             10,408
  Buildings and improvements                                                             71,796             71,356
  Machinery and equipment                                                               168,569            170,297
  Construction in progress                                                                5,980              5,568
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                   256,563            257,629
Less accumulated depreciation                                                          (132,878)          (131,949)
-------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                       123,685            125,680
-------------------------------------------------------------------------------------------------------------------
Intangible and other assets
Goodwill                                                                                491,385            491,385
Other intangible assets, net of accumulated amortization
  of $8,524 in 2003 and $8,177 in 2002, respectively                                     15,538             15,885
Other assets                                                                              3,592              3,370
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $  694,990         $  701,703
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
  Current maturities of long-term debt                                               $   34,147         $   32,912
  Accounts payable                                                                       11,494             11,942
  Accrued interest                                                                        2,339              2,446
  Deferred subscription revenue                                                          11,084             10,514
  Accrued salaries and vacation                                                           6,534              6,472
  Fair market value of hedges                                                             4,074              5,162
  Other accrued expenses and current liabilities                                         17,284             15,533
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                86,956             84,981
-------------------------------------------------------------------------------------------------------------------

Senior debt, less current maturities                                                    435,190            450,457
Deferred income taxes                                                                    41,789             39,350
Accrued retiree benefits and other liabilities                                           19,032             18,373
Income taxes payable                                                                    112,482            112,421

Commitments and contingencies

Stockholders' deficit:
  Common stock, $.01 par value per share, 300,000,000 shares authorized,
        48,437,581 issued at March 30, 2003 and December 29, 2002                           484                484
  Additional paid-in capital                                                            358,243            358,242
  Accumulated deficit                                                                  (229,613)          (239,416)
-------------------------------------------------------------------------------------------------------------------
                                                                                        129,114            119,310
-------------------------------------------------------------------------------------------------------------------
  Less treasury stock, shares at cost,
        2003 - 7,280,047; 2002 - 6,815,197                                             (107,164)          (100,074)
  Accumulated other comprehensive loss, net of tax                                      (22,409)           (23,115)
-------------------------------------------------------------------------------------------------------------------
NET STOCKHOLDERS' DEFICIT                                                                  (459)            (3,879)
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $  694,990         $  701,703
===================================================================================================================


                            See accompanying notes.

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


In thousands, except per share data                                                 THIRTEEN WEEKS ENDED
FISCAL PERIOD ENDED                                                       MARCH 30, 2003           MARCH 31, 2002
---------------------------------------------------------------------------------------------------------------------

Revenues:
Advertising                                                                        $ 69,757                 $ 68,937
Circulation                                                                          22,717                   22,838
---------------------------------------------------------------------------------------------------------------------
Newspaper revenues                                                                   92,474                   91,775
Commercial printing and other                                                         4,158                    4,858
---------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                96,632                   96,633
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
Salaries and employee benefits                                                       38,850                   37,135
Newsprint, ink and printing charges                                                   7,009                    7,566
Selling, general and administrative                                                  13,402                   13,255
Other                                                                                14,173                   13,826
Depreciation and amortization                                                         3,850                    3,733
---------------------------------------------------------------------------------------------------------------------
                                                                                     77,284                   75,515
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                   $ 19,348                 $ 21,118

Net interest expense and other                                                       (3,959)                  (6,413)
---------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                             15,389                   14,705
Provision for income taxes                                                            5,586                    5,473
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $  9,803                 $  9,232
=====================================================================================================================

Net income per common share:
Basic                                                                              $   0.24                 $   0.22
Diluted                                                                            $   0.24                 $   0.22
---------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding:
Basic                                                                                41,437                   41,525
Diluted                                                                              41,664                   42,333
---------------------------------------------------------------------------------------------------------------------


                            See accompanying notes.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Dollars in thousands                                                              THIRTEEN WEEKS ENDED
FISCAL PERIOD ENDED                                                      MARCH 30, 2003          MARCH 31, 2002
===================================================================================================================

Cash flows from operating activities:
Net income                                                                        $  9,803                $  9,232
Adjustments to reconcile net income to net cash provided by
    operating activities:
Provision for losses on accounts receivable                                            883                   1,033
Depreciation and amortization                                                        3,850                   3,733
Increase in deferred income taxes                                                    1,709                   2,176
Decrease in accounts receivable                                                      3,529                   3,895
Decrease in accounts payable                                                          (448)                 (3,830)
Other, net                                                                           3,985                   1,195
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           23,311                  17,434
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Net additions to property, plant and equipment                                      (2,194)                 (1,357)
Purchases of newspaper businesses                                                        -                  (6,264)
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                               (2,194)                 (7,621)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Payments of long-term debt                                                         (14,032)                (10,371)
Exercise of stock options for common stock                                             411                     513
Purchase of Company stock                                                           (7,501)                      -
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                              (21,122)                 (9,858)
-------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                   (5)                    (45)
Cash and cash equivalents, beginning of period                                          33                     110
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     28                $     65
===================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                      $  4,044                $  6,858
    Income taxes                                                                  $    766                $    284

===================================================================================================================


                            See accompanying notes.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                                   (UNAUDITED)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly owned subsidiaries (the "Company"). The Company primarily publishes daily and non-daily newspapers serving markets in Greater Philadelphia, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 147 individual Web sites featuring the Company's daily newspapers and non-daily publications.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 30, 2003 and December 29, 2002 and the results of its operations and cash flows for the thirteen week periods ended March 30, 2003 and March 31, 2002. These financial statements should be read in conjunction with the December 29, 2002 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                                      THIRTEEN WEEKS ENDED
(In thousands)                                MARCH 30, 2003      MARCH 31, 2002
--------------------------------------------------------------------------------
Weighted-average shares - basic                       41,437              41,525
Effect of dilutive securities:
   Employee stock options                                227                 808
--------------------------------------------------------------------------------
Weighted-average shares - diluted                     41,664              42,333
================================================================================

         Options to purchase approximately 2.2 million shares of common stock at a range of $16.81 to $22.50 per share were outstanding during the thirteen week period ended March 30, 2003, but were not included in the computation of diluted earnings per share for such period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase 1.5 million shares of common stock at a range of $21.00 to $22.50 were outstanding during the thirteen week period ended March 31, 2002, but were not included in the computation of the diluted earnings per share for such period because the exercise prices of those options were greater than the average market price of the common shares during such period.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                                   (UNAUDITED)

3.       COMMON STOCK

         The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since January 13, 1999, and as of March 30, 2003, the Company has repurchased approximately
7.5 million shares at a total cost of approximately $109.8 million.

4.       STOCK-BASED COMPENSATION COSTS

         In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows :


(Dollars in thousands, except per share amounts)                                    THIRTEEN WEEKS ENDED
FISCAL PERIOD ENDED                                                        MARCH 30, 2003        MARCH 31, 2002
-----------------------------------------------------------------------------------------------------------------

Net income:
         As reported                                                              $ 9,803               $ 9,232
         Add: Stock-based employee compensation expense
         included in reported net income, net of related tax effects                    -                     -
         Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards,
         net of related tax effects                                                  (736)                 (839)
-----------------------------------------------------------------------------------------------------------------
Pro forma                                                                         $ 9,067               $ 8,393
=================================================================================================================

Net income per share:
     As reported:
         Basic                                                                    $  0.24               $  0.22
         Diluted                                                                  $  0.24               $  0.22
     Pro forma:
         Basic                                                                    $  0.22               $  0.20
         Diluted                                                                  $  0.22               $  0.20
=================================================================================================================


                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                                   (UNAUDITED)

5.       ACQUISITIONS

         The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to the finalization of customary purchase price adjustments and closing costs.

         The Company completed the following three acquisitions in 2002: (i) on March 18, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., based in Northeast Philadelphia, Pennsylvania, which includes eight weekly newspapers, with total circulation of 121,000, serving Northeast Philadelphia, seven monthly publications, with total circulation of 59,000, serving Montgomery County, Pennsylvania, and a commercial printing operation; (ii) on March 22, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc, which includes a weekly newspaper with total circulation of 5,000 and two annual magazines with total distribution of approximately 20,000; and (iii) on October 14, the Company completed the acquisition of County Press Publications, which includes seven weekly newspapers serving Delaware County, Pennsylvania, with total circulation of 24,000.

6.       HEDGING ACTIVITY

         In accordance with the requirements of its Credit Agreement dated July 15, 1998, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows to fluctuations in the variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. From time to time the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

         Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges ("the Collars") on November 9, 2001. The Collars establish an interest rate ceiling ("CAP") and an interest rate floor ("floor").

         The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 at a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. On October 10, 2002, the Company entered into additional interest rate collars ("Additional Collars"). The effective date of the Additional Collars was January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed over the two-year term. Similar to the existing Collars, the Additional Collars establish a CAP and a floor at no initial cost to the Company. The CAP on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are also based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 4.0 percent CAP. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. From time to time the Company may enter into additional IRPAs. The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

         Under Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen weeks ended March 30, 2003 and fiscal year ended December 29, 2002. The total deferred loss reported in OCI as of March 30, 2003 and December 29, 2002 was approximately $2.7 million and $3.4 million, respectively (net of $1.4 and $1.8 million of deferred taxes, respectively).

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                                   (UNAUDITED)

7.       COMPREHENSIVE INCOME

         The components of comprehensive income for the thirteen weeks ended March 30, 2003 and March 31, 2002 are as follows:

(Dollars in thousands)
                                                           2003           2002
--------------------------------------------------------------------------------

Net income                                               $ 9,803        $ 9,232
Reclassification of unrealized gains on fully
     effective hedges to net income, net of tax              341          2,173
Net change in fair value of fully effective hedges,
     net of tax                                              365           (960)
--------------------------------------------------------------------------------
Comprehensive income                                     $10,509       $ 10,445
================================================================================

         Accumulated other comprehensive loss, net of tax, as of March 30, 2003 and December 29, 2002 was approximately $22.4 million and $23.1 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

8.       INTANGIBLE AND OTHER ASSETS

         On July 25, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal 2001, the Company adopted the amortization provisions of SFAS No. 142 which currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 at the beginning of fiscal year 2002, which began December 31, 2001. The Company will perform the required annual impairment tests as of the first day of the fourth quarter of each fiscal year. Changes in the carrying amounts of intangible assets are as follows:


                                                    AS OF MARCH 30, 2003                 AS OF DECEMBER 29, 2002
                                     -------------------------------------------------------------------------------------
                                                     ACCUMULATED                              ACCUMULATED
(Dollars in thousands)                   GROSS       AMORTIZATION        NET        GROSS     AMORTIZATION        NET
--------------------------------------------------------------------------------------------------------------------------

Intangible assets subject to
amortization:
   Customer and subscriber lists          $  6,743       $  (4,306)     $  2,437    $  6,743      $ (4,124)      $  2,619
   Non-compete covenants                     2,870          (1,610)        1,260       2,870        (1,584)         1,286
   Debt issuance costs                       4,573          (2,608)        1,965       4,573        (2,469)         2,104
   -----------------------------------------------------------------------------------------------------------------------
   Total                                    14,186          (8,524)        5,662      14,186        (8,177)         6,009
   -----------------------------------------------------------------------------------------------------------------------

Intangible assets not subject to
amortization:
   Goodwill                                554,595         (63,210)      491,385     554,595       (63,210)       491,385
   Mastheads                                 9,968             (92)        9,876       9,968           (92)         9,876
   -----------------------------------------------------------------------------------------------------------------------
   Total                                   564,563         (63,302)      501,261     564,563       (63,302)       501,261
   -----------------------------------------------------------------------------------------------------------------------
   Total Goodwill and
     other intangible assets              $578,749       $ (71,826)     $506,923    $578,749      $(71,479)      $507,270
   =======================================================================================================================


                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 2003
                                   (UNAUDITED)

8.       INTANGIBLE AND OTHER ASSETS (CONTINUED)

         Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include Goodwill and Mastheads, which are not amortizable. Mastheads are included in Other intangible assets on the balance sheet. For the thirteen weeks ended March 30, 2003 and March 31, 2002, amortization expense for intangible assets was $347,000 in each period. Estimated amortization expense for 2003 and each of the four succeeding fiscal years for identifiable intangible assets and other assets is as follows (dollars in thousands):

                     2003                                  $ 1,384
                     2004                                    1,384
                     2005                                    1,361
                     2006                                      902
                     2007                                      131
                     Thereafter                                847

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal business is publishing newspapers in the United States, where its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

         As of March 30, 2003, the Company owned and operated 23 daily newspapers and 234 non-daily publications strategically clustered in six geographic areas: Greater Philadelphia; Connecticut; Greater Cleveland; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. As of March 30, 2003, the Company had total paid daily circulation of approximately 550,000, total paid Sunday circulation of approximately 526,000 and total non-daily distribution of approximately 3.7 million.

         One of the Company's objectives is to grow its revenues, EBITDA and net income. The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards.

         The Company has been a leader in executing its clustering strategy. The Company believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, sharing of certain editorial resources and consolidating certain of the Company's production and back office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering allows the Company to offer its advertisers expanded reach both geographically and demographically.

         From September 1993 through March 2003, the Company completed 25 strategic acquisitions, acquiring 14 daily newspapers, 192 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

         The Company completed the following three acquisitions in 2002: (i) on March 18, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., based in Northeast Philadelphia, Pennsylvania, which includes eight weekly newspapers, with total circulation of 121,000, serving Northeast Philadelphia, seven monthly publications, with total circulation of 59,000, serving Montgomery County, Pennsylvania, and a commercial printing operation; (ii) on March 22, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc, which includes a weekly newspaper with total circulation of 5,000 and two annual magazines with total distribution of approximately 20,000; and (iii) on October 14, the Company completed the acquisition of County Press Publications, which includes seven weekly newspapers serving Delaware County, Pennsylvania, with total circulation of 24,000.

         The Company sold certain of its operations in the Greater St. Louis area in two transactions in August and October of 2000. The Company also sold two daily newspapers and a commercial printing operation in the southern part of central Ohio on January 31, 2001. These dispositions resulted in a strategic repositioning of the Company's operation in six geographic clusters.

         The Company's management believes that its newspapers are effective in addressing the needs of local readers and advertisers. The Company's management believes that because its newspapers rely on a broad base of local retail and local classified advertising, rather than more volatile national and major account advertising, its advertising revenues tend to be relatively more stable than large metropolitan and national newspapers.

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

         As part of the Company's strategy, the Company focuses on increasing advertising and circulation revenues and expanding readership at its existing and newly acquired properties. The Company has also developed certain operating policies and standards, which it believes have resulted in significant improvements in the cash flow and profitability of its existing and acquired newspapers, including: (i) focusing on local content, (ii) maintaining and improving product quality, (iii) enhancing distribution and (iv) promoting community involvement.

         In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online objective is to make its Web sites, all of which are accessible through www.journalregister.com, the indispensable source of useful and reliable community news, sports and information in their markets by making the Web sites the local information portal for their markets. As of March 30, 2003, the Company operated 147 Web sites, which represent each of the Company's publications.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MARCH 30, 2003 AS COMPARED TO THE THIRTEEN WEEK
 PERIOD ENDED MARCH 31, 2002

For comparison purposes, where noted, the Company's financial results are presented on a same-store basis which excludes the results of the Company's acquisitions completed in 2002.

         Summary. Net income for the thirteen week period ended March 30, 2003 was $9.8 million, or $0.24 per diluted share, versus $9.2 million, or $0.22 per diluted share, for the thirteen week period ended March 31, 2002.

         Revenues. For the thirteen week period ended March 30, 2003, the Company's revenues were even with the thirteen week period ended March 31, 2002 at approximately $96.6 million. Newspaper revenues for the thirteen weeks ended March 30, 2003 as compared to the prior year period increased $699,000, or 0.8 percent, to $92.5 million, principally due to an increase in advertising revenue of $820,000, or 1.2 percent. Circulation revenues for the thirteen week period ended March 30, 2003 decreased approximately $121,000, or 0.5 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended March 30, 2003 decreased approximately $700,000, or
14.4 percent, to $4.2 million as compared to the prior year period and represented 4.3 percent of the Company's revenues for the thirteen weeks ended March 30, 2003. Online revenues for the thirteen weeks ended March 30, 2003 were approximately $1.0 million, an increase of approximately 18.1 percent as compared to the prior year period.

         Same-store newspaper revenues. For the thirteen week period ended March 30, 2003, same-store newspaper revenues decreased $499,000, or 0.5 percent, compared to the thirteen week period ended March 31, 2002. Same-store advertising revenues declined $310,000, or 0.4 percent, and same-store circulation revenues declined $190,000, or 0.8 percent, both compared to the thirteen week period ended March 31, 2002.

         Advertising and circulation revenues were negatively impacted in the thirteen weeks ended March 30, 2003 by harsh winter weather, geopolitical events and continued softness in the economy.

         Salaries and employee benefits. Salaries and employee benefit expenses were 40.2 percent of the Company's revenues for the thirteen week period ended March 30, 2003, as compared to 38.4 percent for the thirteen week period ended March 31, 2002. Salaries and employee benefits increased $1.7 million, or 4.6 percent, for the thirteen week period ended March 30, 2003 to $38.9 million, principally due to an increase in employee benefit costs and additional costs associated with the Company's 2002 acquisitions.

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

         Newsprint, ink and printing charges. For the thirteen week period ended March 30, 2003, newsprint, ink and printing charges were 7.3 percent of the Company's revenues, as compared to 7.8 percent for the thirteen week period ended March 31, 2002. Newsprint, ink and printing charges for the thirteen week period ended March 30, 2003 decreased approximately $557,000, or 7.4 percent, as compared to the thirteen week period ended March 31, 2002. This reduction is principally due to a reduction in newsprint, ink and printing costs associated with the Company's commercial printing services and a reduction in the unit cost of newsprint of approximately 0.5 percent partially offset by additional volume associated with the Company's 2002 acquisitions.

         Selling, general and administrative. Selling, general and administrative expenses were 13.9 percent and 13.7 percent of the Company's revenues for the thirteen week periods ended March 30, 2003 and March 31, 2002, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended March 30, 2003 increased $147,000, or 1.1 percent, to $13.4 million, principally as a result of additional costs associated with the Company's 2002 acquisitions.

         Depreciation and amortization. Depreciation and amortization expenses were 4.0 percent of the Company's revenues for the thirteen week period ended March 30, 2003 as compared to 3.9 percent for the thirteen week period ended March 31, 2002. Depreciation and amortization expenses for the period ended March 30, 2003 increased approximately $117,000, or 3.1 percent, to $3.9 million, as a result of increased depreciation expense.

         Other expenses. Other expenses were 14.7 percent and 14.3 percent of the Company's revenues for the thirteen week periods ended March 30, 2003 and March 31, 2002, respectively. Other expenses increased approximately $347,000, or 2.5 percent, to $14.2 million for the thirteen week period ended March 30, 2003 principally as a result of additional costs associated with the Company's 2002 acquisitions.

         Operating income. Operating income was $19.3 million for the thirteen week period ended March 30, 2003 as compared to $21.1 million for the thirteen week period ended March 31, 2002.

         Net interest and other expense. Net interest and other expense decreased approximately $2.5 million, or 38.3 percent, for the thirteen week period ended March 30, 2003 as compared to the thirteen week period ended March 31, 2002, principally due to lower interest rates on the Company's outstanding debt in the thirteen weeks ended March 30, 2003 and a decrease in the Company's weighted-average debt outstanding.

         Provision for income taxes. The provision for income taxes increased by approximately $113,000 for the thirteen week period ended March 30, 2003 as compared to the thirteen week period ended March 31, 2002, primarily due to an increase in pretax income, partially offset by a Federal Empowerment Zone tax credit of approximately $150,000 related to 2002.

          Other information. EBITDA (which the Company defines as operating income plus depreciation and amortization and other non-cash, special or non-recurring charges) was $23.2 million for the thirteen week period ended March 30, 2003 as compared to $24.9 million for the thirteen week period ended March 31, 2002.

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have historically generated strong positive cash flow. The Company believes that cash flows from operations and the availability of funds from external sources will be sufficient to fund its operating needs, capital expenditure requirements and long-term debt obligations and will provide it with flexibility to finance its acquisition strategy and share repurchase program.

         Cash flows from operations. Net cash provided by operating activities for the thirteen week period ended March 30, 2003 was $23.3 million as compared to $17.4 million for the thirteen week period ended March 31, 2002. Current assets were $60.8 million and current liabilities, excluding $34.1 million of current maturities of long-term debt, were $52.8 million as of March 30, 2003. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability.

         Cash flows from investing activities. Net cash used in investing activities was $2.2 million for the thirteen week period ended March 30, 2003. Cash used in investing activities in 2003 was for investments in property, plant and equipment. Net cash used in investing activities was $7.6 million for the thirteen week period ended March 31, 2002. In the thirteen week period ended March 31, 2002, $6.3 million of cash used in investing activities was for funding the Company's acquisitions of two newspaper properties further described in Note 4 to the Condensed Consolidated Financial Statements and investments in property, plant and equipment.

         The Company has a capital expenditure program of approximately $15 million in place for 2003, which includes spending on technology, including prepress and business systems, computer hardware and software, buildings, other machinery and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

         Cash flows from financing activities. Net cash used in financing activities was $21.1 million for the thirteen week period ended March 30, 2003, reflecting the utilization of free cash flow to repay $14.0 million of senior debt and to repurchase $7.5 million of the Company's common stock. Net cash used in financing activities was $9.9 million for the thirteen week period ended March 31, 2002, of which $10.4 million was used to repay debt.

         Debt and derivative activity. The Company entered into a credit agreement in July 1998 with a group of lenders, led by Chase Manhattan Bank (the predecessor to J.P. Morgan Chase & Co.) as administrative agent (the "Credit Agreement"). The Credit Agreement provided for two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively the "Term Loans") each at a face amount of $250 million, and a secured revolving credit facility (the "Revolving Credit Facility") for $400 million. Proceeds under these loan facilities were used to repay existing debt and to fund the acquisition of the Pennsylvania, New York, and Ohio newspaper businesses of The Goodson Newspaper Group (the "Goodson Acquisition") in July 1998. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility.

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

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

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

         Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges ("the Collars") on November 9, 2001. The Collars establish an interest rate ceiling ("CAP") and an interest rate floor ("floor").

         The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 at a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. On October 10, 2002, the Company entered into additional interest rate Collars ("Additional Collars"). The effective date of the Additional Collars was January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed over its two-year term. Similar to the existing Collars, the Additional Collars establish a CAP and a floor at no initial cost to the Company. The CAP on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are also based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 4.0 percent CAP. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. From time to time the Company may enter into additional IRPAs. The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

         Under Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen weeks ended March 30, 2003 and year ended December 29, 2002. The total deferred loss reported in OCI as of March 30, 2003 and December 29, 2002 was approximately $2.7 million and $3.4 million, respectively (net of $1.4 and $1.8 million of deferred taxes, respectively).

         The Company's weighted-average effective interest rate was approximately 3.3 percent for the thirteen weeks ended March 30, 2003. This interest rate reflects the effect of a $1.1 million pre-tax charge realized and reported as a component of interest expense for the period ended March 30, 2003 related to the Company's IRPAs in place during 2003.

         Contractual Obligations and Commitments. As of March 30, 2003, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $469.3 million, of which $142.9 million was outstanding under the Revolving Credit Facility and $326.4 million was outstanding under the Term Loans. In addition, the Company had approximately $105.2 million of unused and available Revolving Credit Facility funds subject to the terms of the Credit Agreement at March 30, 2003. The total unused balance on the Revolving Credit Facility was $215.9 million on March 30, 2003. The remaining aggregate maturities payable under the Term Loans for the following fiscal years are as follows (dollars in thousands):

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

                2003                                 $ 25,302
                2004                                   37,853
                2005                                   86,875
                2006                                  176,417

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

         The Company leases office space and equipment under noncancellable operating leases. These leases contain several renewal options for periods up to five years. The Company's future minimum lease payments under noncancellable operating leases in effect as of December 30, 2002, are as follows (dollars in thousands):

                2003                                 $  2,179
                2004                                    1,699
                2005                                    1,064
                2006                                      366
                2007                                       32
                Thereafter                                 24

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated interim financial statements, which have been prepared, by the Company, without audit, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

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

Long-Lived Assets

         Identifiable intangible assets, such as customer lists and covenants not to compete, were amortized using the straight-line method over their estimated useful lives for the years presented in the Company's consolidated financial statements. In addition, goodwill associated with the excess purchase price over the fair value of assets acquired is currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 at the beginning of fiscal year 2002.

Pension and Post-retirement Benefits

         Pension and post-retirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. The Company considers current market conditions, including changes in interest rates, in selecting these assumptions.

         Changes in the related pension and post-retirement benefit costs or credits may occur in the future as a result of fluctuations in the Company's headcount, changes in actuarial assumptions and market performance.

Litigation

         The Company is involved in a number of litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Revenue Recognition

         Revenue is earned from advertising sales, circulation and commercial printing. Advertising revenues are recognized in the period when advertising is printed or placed on the Company's Web sites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are reported as liabilities in the Company's financial statements.

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

RECONCILIATION OF CERTAIN NON-GAAP FINANCIAL MEASURES.

         The Company believes that the presentation of the Company's EBITDA enables the Company and its analysts, investors and other interested parties to evaluate the Company's results from operations in a more meaningful manner. Accordingly, EBITDA has been disclosed in this Quarterly Report to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. EBITDA is also presented to provide an analysis of operating results using the same measures used by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its field operations, as well as to provide information with respect to the Company's resources available for debt service, taxes, capital expenditures and working capital requirements.

         Journal Register Company calculates EBITDA as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges. Journal Register Company's calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other companies. EBITDA should not be considered as an alternative to GAAP measures of performance, such as operating income, net income or cash flow from operations, or as a measure of liquidity.

         The table below provides a reconciliation between operating income and EBITDA for the thirteen week periods ended March 30, 2003 and March 31, 2002.


(Dollars in thousands)                             2003              2002
---------------------------------------------------------------------------

Operating income                                 $19,348           $21,118

Add: Depreciation and amortization                 3,850             3,733
---------------------------------------------------------------------------
EBITDA                                           $23,198           $24,851
===========================================================================


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include the plans and objectives of the Company for future operations and trends affecting the Company's financial condition and results of operations. In addition, the words "anticipates," "projects," "plans," "intends," "estimates," "expects," "may," "believes" and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission ("SEC"), and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company's acquisition strategy, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures, general or regional economic conditions, advertising trends, the unavailability or a material increase in the price of newsprint, and material increases in interest rates, among other things. These and other factors are discussed in more detail in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the year ended December 29, 2002. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                            JOURNAL REGISTER COMPANY
                                 MARCH 30, 2003
                                   (UNAUDITED)

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

         At March 30, 2003, the Company had in effect no-cost collar agreements for an aggregate notional amount of $310 million. Assuming a 10 percent increase or reduction in interest rates the annual impact on the Company's pre-tax earnings would be approximately $0.6 million.

         The Company seeks to manage the effects of increases in the price of newsprint through a combination of, among other things, technology improvements, including reductions in page size, inventory management and advertising and circulation price increases. The Company also has reduced fringe circulation in response to increased newsprint prices, as it is the Company's experience that such circulation does not provide adequate response for advertisers.

ITEM 4.  CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits

                  99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

                  99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on April 16, 2003, furnishing pursuant to Item 12 under Item 9 thereof certain information regarding the text of a press release issued by the Company, dated April 16, 2003, titled "Journal Register Company Reports First Quarter Results."

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date: May 13, 2003      JOURNAL REGISTER COMPANY


                                 By:  /s/  Jean B. Clifton
                                      ------------------------------------------
                                       Jean B. Clifton
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary
                                       (signing on behalf of the registrant
                                        and as principal financial officer)

                                 CERTIFICATIONS
                                 --------------

I, Robert M. Jelenic, Chairman, President and Chief Executive Officer of Journal Register Company (the "Registrant"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
    a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003              /s/ Robert M. Jelenic
                                ------------------------------------------------
                                Robert M. Jelenic
                                Chairman, President and Chief Executive Officer

I, Jean B. Clifton, Executive Vice President, Chief Financial Officer and Secretary of Journal Register Company (the "Registrant"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
    a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003            /s/  Jean B. Clifton
                               -------------------------------------------------
                               Jean B. Clifton
                               Executive Vice President, Chief Financial Officer
                               and Secretary

                                 EXHIBIT INDEX


   99.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C.
            Section 1350.

   99.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C.
            Section 1350.