Form 10-Q
period 2003-06-29
JOURNAL REGISTER CO
filed 2003-08-13
CIK 1035815

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                 For the quarterly period ended June 29, 2003

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act, Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 12, 2003, 41,138,854 shares of common stock, $.01 par value per share, were outstanding.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q




PART I.     FINANCIAL INFORMATION                                       Page No.
-------     ---------------------                                       --------

     Item 1.Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets.............................1

            Condensed Consolidated Statements of Income.......................2

            Condensed Consolidated Statements of Cash Flows...................3

            Notes to Condensed Consolidated Financial Statements..............4

     Item 2.Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................9

     Item 3.Quantitative and Qualitative Disclosures About Market Risk.......18

     Item 4.Controls and Procedures..........................................19

PART II.    OTHER INFORMATION
--------    -----------------

     Item 4.Submission of Matters to a Vote of Security Holders..............20

     Item 6.Exhibits and Reports on Form 8-K.................................20

     Signature...............................................................21

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


Dollars in thousands                                    June 29,    December 29,
FISCAL PERIOD ENDED                                       2003          2002
===============================================================================
ASSETS:
Current assets:
  Cash and cash equivalents                               $    30      $    33
  Accounts receivable, less allowance for doubtful
    accounts of $6,275 in 2003 and $6,388 in 2002,
    respectively                                           45,075       48,101
  Inventories                                               6,631        6,869
  Deferred income taxes                                     4,471        4,208
  Other current assets                                      6,435        6,172
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       62,642       65,383
-------------------------------------------------------------------------------
Property, plant and equipment:
  Land                                                     10,720       10,408
  Buildings and improvements                               75,424       71,356
  Machinery and equipment                                 170,169      170,297
  Construction in progress                                  6,661        5,568
-------------------------------------------------------------------------------
TOTAL                                                     262,974      257,629
Less accumulated depreciation                           (136,407)    (131,949)
-------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                         126,567      125,680
-------------------------------------------------------------------------------
Intangible and other assets:
  Goodwill                                                491,385      491,385
  Other intangible assets, net of accumulated
    amortization of $8,962 in 2003 and $8,269 in 2002,
    respectively                                           15,192       15,885
  Other assets                                              3,554        3,370
-------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 699,340    $ 701,703
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current maturities of long-term debt                   $ 35,382    $  32,912
  Accounts payable                                         11,804       11,942
  Accrued interest                                          2,289        2,446
  Deferred subscription revenue                            10,768       10,514
  Accrued salaries and vacation                             6,477        6,472
  Fair market value of hedges                               4,046        5,162
  Other accrued expenses and current liabilities           14,685       15,533
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  85,451       84,981
-------------------------------------------------------------------------------

Senior debt, less current maturities                      424,440      450,457
Deferred income taxes                                      44,139       39,350
Accrued retiree benefits and other liabilities             19,545       18,373
Income taxes payable                                      112,567      112,421
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value per share, 300,000,000
    shares authorized, 48,437,581 issued at
    June 29, 2003 and December 29, 2002                       484          484
 Additional paid-in capital                               358,248      358,242
 Accumulated deficit                                    (215,682)    (239,416)
-------------------------------------------------------------------------------
                                                          143,050      119,310
-------------------------------------------------------------------------------
  Less treasury stock, shares at cost,
    2003 - 7,299,357; 2002 - 6,815,197                  (107,461)    (100,074)
  Accumulated other comprehensive loss, net of tax       (22,391)     (23,115)
-------------------------------------------------------------------------------
NET STOCKHOLDERS' EQUITY                                   13,198      (3,879)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 699,340    $ 701,703
===============================================================================

                             See accompanying notes.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                         Thirteen weeks      Twenty-six weeks
In thousands, except per share data          ended                ended
                                       June 29,  June 30,  June 29,     June 30,
FISCAL PERIOD ENDED                      2003      2002      2003        2002
--------------------------------------------------------------------------------

Revenues:
    Advertising                       $ 77,725  $77,691     $ 147,482  $146,628
    Circulation                         22,245   22,793        44,962    45,631
--------------------------------------------------------------------------------
  Newspaper revenues                    99,970  100,484       192,444   192,259
  Commercial printing and other          4,190    5,359         8,348    10,217
--------------------------------------------------------------------------------
TOTAL REVENUES                         104,160  105,843       200,792   202,476
--------------------------------------------------------------------------------

Operating expenses:
  Salaries and employee benefits        39,069   37,993        77,919    75,128
  Newsprint, ink and printing charges    7,728    8,392        15,174    16,280
  Selling, general and administrative   13,059   13,041        26,024    25,974
  Other                                 14,477   14,185        28,650    28,011
  Depreciation and amortization          3,914    3,798         7,764     7,531
--------------------------------------------------------------------------------
                                        78,247   77,409       155,531   152,924
--------------------------------------------------------------------------------
OPERATING INCOME                       $25,913  $28,434      $ 45,261   $49,552

Net interest expense and other         (3,770)  (6,412)       (7,729)  (12,825)
--------------------------------------------------------------------------------

Income before provision for income
  taxes                                 22,143   22,022        37,532    36,727
Provision for income taxes               8,212    8,204        13,798    13,677
--------------------------------------------------------------------------------
NET INCOME                             $13,931  $13,818      $ 23,734   $23,050
================================================================================

Net income per common share:
  Basic                                $  0.34    $0.33      $  0.57   $  0.55
  Diluted                              $  0.34    $0.33      $  0.57   $  0.54


Weighted-average shares outstanding:
  Basic                                 41,137   41,565       41,286    41,545
  Diluted                               41,566   42,494       41,618    42,412


                            See accompanying notes.

                            JOURNAL REGISTER COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




Dollars in thousands                                   Twenty-six weeks ended
FISCAL PERIOD ENDED                                June 29, 2003   June 30, 2002
================================================================================

Cash flows from operating activities:
Net income                                               $ 23,734     $  23,050
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for losses on accounts receivable                 1,808         2,128
Depreciation and amortization                               7,764         7,531
Increase in deferred income taxes                           4,134         5,449
Decrease in accounts receivable                             1,218         2,169
Decrease in accounts payable                                (138)       (3,386)
Other, net                                                  1,081       (4,450)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  39,601        32,491
--------------------------------------------------------------------------------

Cash flows from investing activities:
Net additions to property, plant and
equipment                                                 (8,676)       (5,137)
Purchases of newspaper businesses                               -       (6,264)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (8,676)      (11,401)
--------------------------------------------------------------------------------

Cash flows from financing activities:
Net repayments of long-term debt                         (23,547)      (22,272)
Exercise of stock options for common stock                    524         1,110
Purchase of Company stock                                 (7,905)             -
--------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                    (30,928)      (21,162)
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents                         (3)          (72)
Cash and cash equivalents, beginning of
  period                                                       33           110
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   30        $   38
================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                              $  7,860      $ 12,467
   Income taxes                                          $ 10,546      $  9,009

================================================================================


                            See accompanying notes.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                                   (Unaudited)

1.    Organization and Basis of Presentation

      The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). The Company primarily publishes daily and non-daily newspapers serving markets in Greater Philadelphia, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 150 individual Web sites featuring the Company's daily newspapers and non-daily publications.

      The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

      The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 29, 2003 and December 29, 2002 and the results of its operations and cash flows for the thirteen and twenty-six week periods ended June 29, 2003 and June 30, 2002. These financial statements should be read in conjunction with the Company's December 29, 2002 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

      Certain prior-year information has been reclassified to conform with the current year presentation. The reclassification had no impact on revenue, total operating expenses, operating income or net income.

2.    Earnings Per Common Share

      The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share ("EPS"):

                                Thirteen weeks ended      Twenty-six weeks ended
(In thousands)                  June 29,     June 30,     June 29,    June 30,
FISCAL PERIOD ENDED              2003         2002         2003         2002
--------------------------------------------------------------------------------
Weighted-average shares -
  basic                           41,137       41,565       41,286       41,545
Effect of dilutive
  securities:
   Employee stock options            429          929          332          867
--------------------------------------------------------------------------------
Weighted-average shares -
  diluted                         41,566       42,494       41,618       42,412
================================================================================

Options to purchase approximately 2.2 million shares of common stock at ranges of $17.63 to $22.50 per share and $16.81 to $22.50 per share were outstanding during the thirteen and twenty-six week periods ended June 29, 2003, respectively, but were not included in the computation of diluted EPS in either period because the exercise prices were greater than the average market price of the common shares. Similarly, options to purchase approximately 1.5 million shares of common stock at a range of $21.67 to $22.50 per share were outstanding during the thirteen week period ended June 30, 2002, and options to purchase approximately 2.2 million shares of common stock at a range of $21.00 to $22.50 per share were outstanding during the twenty-six week period ended June 30, 2002, but were not included in the computation of diluted EPS in either period because the exercise prices were greater than the average market price of the common shares.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                                   (Unaudited)


3.    Common Stock

      The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since January 13, 1999, and as of June 29, 2003, the Company has repurchased approximately 7.5 million shares at a total cost of approximately $110.2 million.

4.    Stock-Based Compensation Costs

      In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

      For purposes of pro forma disclosures, the estimated fair value of the options is expensed evenly over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows :


(Dollars in thousands, except
per share amounts)              Thirteen weeks ended     Twenty-six weeks ended
                                June 29,     June 30,     June 29,    June 30,
FISCAL PERIOD ENDED              2003         2002         2003        2002
--------------------------------------------------------------------------------

Net income:
    As reported                    $ 13,931     $ 13,818     $ 23,734   $ 23,050
      Add: Stock-based employee
         compensation expense
         included in reported net      --            --          --           --
         income, net of related tax
         effects
      Deduct:  Total  stock-based    (768)         (800)      (1,504)    (1,639)
         employee compensation expense
         determined under
         fair value  based  method
         for all awards, net
         of  related tax effects
--------------------------------------------------------------------------------
    Pro forma                       $13,163     $13,018       $22,230    $21,411
================================================================================

Net income per common share:
   As reported:
      Basic                         $  0.34     $  0.33       $  0.57    $  0.55
      Diluted                       $  0.34     $  0.33       $  0.57    $  0.54
   Pro forma:
      Basic                         $  0.32     $  0.31       $  0.54    $  0.52
      Diluted                       $  0.32     $  0.31       $  0.53    $  0.51
================================================================================

                            JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                                   (Unaudited)

5.    Acquisitions

      The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to the finalization of customary purchase price adjustments and closing costs.

      The Company completed the following three acquisitions in 2002: (i) on March 18, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., based in Northeast Philadelphia, Pennsylvania, which includes eight weekly newspapers, with total circulation of 121,000, serving Northeast Philadelphia, seven monthly publications, with total circulation of 59,000, serving Montgomery County, Pennsylvania, and a commercial printing operation; (ii) on March 22, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc., which includes a weekly newspaper with total circulation of 5,000 and two annual magazines with total distribution of approximately 20,000; and (iii) on October 14, the Company completed the acquisition of County Press Publications, which includes seven weekly newspapers serving Delaware County, Pennsylvania, with total circulation of 24,000. The aggregate purchase price of these acquisitions was approximately $7.6 million and was paid in cash.

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

      Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (the "Collars") on November 9, 2001. The Collars establish an interest rate ceiling (the "CAP") and an interest rate floor ("floor"). The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 for a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. As of June 29, 2003, the notional aggregate amount of these Collars was $160 million.

      On October 10, 2002, the Company entered into additional interest rate collars (the "Additional Collars"). The effective date of the Additional Collars was January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed over the two-year term. Similar to the existing Collars, the Additional Collars establish a CAP and a floor at no initial cost to the Company. The CAP on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are also based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 4.0 percent CAP. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. From time to time the Company may enter into additional IRPAs. The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

      Under Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and twenty-six week periods ended June 29, 2003 and the fiscal year ended December 29, 2002. The total deferred loss reported in OCI as of June 29, 2003 and December 29, 2002 was approximately $2.7 million and $3.4 million, respectively (net of $1.4 and $1.8 million of deferred taxes, respectively).

                            JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                                   (Unaudited)

7.    Comprehensive Income

      The components of comprehensive income for the thirteen and twenty-six week periods ended June 29, 2003 and June 30, 2002 are as follows:

                                Thirteen weeks ended     Twenty-six weeks ended
(Dollars in thousands)          June 29,     June 30,    June 29,    June 30,
FISCAL PERIOD ENDED              2003         2002        2003        2002
--------------------------------------------------------------------------------

Net income                          $ 13,931      $13,818   $ 23,734    $23,050
Reclassification of unrealized
  gains on fully effective
  hedges to net income, net
  of tax                                 403        1,131        744      3,304
Net change in fair value of
  fully effective
  Hedges, net of tax                   (385)        (749)       (20)    (1,709)
--------------------------------------------------------------------------------
Comprehensive income                $ 13,949      $14,200 $   24,458    $24,645
================================================================================

      Accumulated other comprehensive loss, net of tax, as of June 29, 2003 and December 29, 2002 was approximately $22.4 million and $23.1 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

8.    Intangible Assets

      SFAS No. 142, Goodwill and Other Intangible Assets, provides that goodwill and indefinite-lived intangible assets are no longer amortized, although they are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The Company performs the required annual impairment tests as of the first day of the fourth quarter of each fiscal year. Changes in the carrying amounts of intangible assets are as follows:

                               As of June 29, 2003     As of December 29, 2002
                     -----------------------------------------------------------
                                   Accumulated                  Accumulated
(Dollars in thousands)     Gross   Amortization  Net    Gross   Amortization Net
--------------------------------------------------------------------------------

Intangible assets subject to
  amortization:
  Customer and
  subscriber lists     $  6,743  $  (4,489)  $ 2,254 $ 6,743  $ (4,124)  $ 2,619
  Non-compete covenants   2,870     (1,635)    1,235   2,870    (1,584)    1,286
  Debt issuance costs     4,573     (2,746)    1,827   4,573    (2,469)    2,104
  ------------------------------------------------------------------------------
  Total                  14,186     (8,870)    5,316  14,186    (8,177)    6,009
  ------------------------------------------------------------------------------

Intangible assets not
subject to amortization:
  Goodwill              554,595    (63,210)  491,385 554,595   (63,210)  491,385
  Mastheads               9,968        (92)    9,876   9,968       (92)    9,876
  ------------------------------------------------------------------------------
  Total                 564,563    (63,302)  501,261 564,563   (63,302)  501,261
  ------------------------------------------------------------------------------
  Total goodwill and
    other intangible
    assets           $ 578,749   $(72,172) $506,577 $578,749  $(71,479) $507,270
  ==============================================================================

                            JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                                   (Unaudited)


8.    Intangible Assets (continued)

      Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which do not have an indefinite life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. Mastheads are included in other intangible assets on the balance sheet. For the thirteen weeks ended June 29, 2003 and June 30, 2002, amortization expense for intangible assets was $346,000 and $347,250, respectively. For the twenty-six weeks ended June 29, 2003 and June 30, 2002, amortization expense for intangible assets was $693,000 and $694,500, respectively. Estimated amortization expense for 2003 and each of the four succeeding fiscal years for identifiable intangible assets and other assets is as follows (dollars in thousands):

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

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

General

      The Company's principal business is publishing newspapers in the United States, where its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

      As of June 29, 2003, the Company owned and operated 23 daily newspapers and 235 non-daily publications strategically clustered in six geographic areas:
Greater Philadelphia; Connecticut; Greater Cleveland; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. As of June 29, 2003, the Company had total paid daily circulation of approximately 550,000, total paid Sunday circulation of approximately 526,000 and total non-daily distribution of approximately 3.7 million.

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

      From September 1993 through June 2003, the Company completed 25 strategic acquisitions, acquiring 14 daily newspapers, 192 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

      The Company completed the following three acquisitions in 2002: (i) on March 18, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., based in Northeast Philadelphia, Pennsylvania, which includes eight weekly newspapers, with total circulation of 121,000, serving Northeast Philadelphia, seven monthly publications, with total circulation of 59,000, serving Montgomery County, Pennsylvania, and a commercial printing operation; (ii) on March 22, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc., which includes a weekly newspaper with total circulation of 5,000 and two annual magazines with total distribution of approximately 20,000; and (iii) on October 14, the Company completed the acquisition of County Press Publications, which includes seven weekly newspapers serving Delaware County, Pennsylvania, with total circulation of 24,000. The aggregate purchase price of these acquisitions was approximately $7.6 million and was paid in cash.

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

      In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online objective is to make its Web sites, all of which are accessible either directly or through www.journalregister.com, the indispensable source of useful and reliable community news, sports and information in their markets by making the Web sites the local information portal for their markets. As of June 29, 2003, the Company operated 150 Web sites, which represent each of the Company's publications.

RESULTS OF OPERATIONS

Thirteen Week Period Ended June 29, 2003 as Compared to the Thirteen Week
  Period Ended June 30, 2002

For comparison purposes, where noted, the Company's financial results are presented on a same-store basis, which excludes the results of the Company's acquisitions completed in 2002.

      Summary. Net income for the thirteen week period ended June 29, 2003 was $13.9 million, or $0.34 per diluted share, versus $13.8 million, or $0.33 per diluted share, for the thirteen week period ended June 30, 2002.

      Revenues. For the thirteen week period ended June 29, 2003, the Company's revenues were $104.2 million, a decrease of approximately $1.7 million, or 1.6 percent, as compared to the thirteen week period ended June 30, 2002. Newspaper revenues for the thirteen weeks ended June 29, 2003 as compared to the prior year period decreased $514,000, or 0.5 percent, to $100.0 million, principally due to a decrease in circulation revenues of $548,000, or 2.4 percent. Circulation revenues were adversely affected by significant rainfall in the Spring of 2003, particularly during April and May. This decrease was partially offset by an increase in advertising revenues for the thirteen week period ended June 29, 2003 of approximately $34,000 as compared to the prior year period. This increase in total advertising revenues resulted primarily from the inclusion in the 2003 period of the operating results of an acquisition completed in the third quarter of 2002. Commercial printing and other revenues for the thirteen weeks ended June 29, 2003 decreased approximately $1.2 million, or 21.8 percent, to $4.2 million as compared to the prior year period and represented 4.0 percent of the Company's revenues for the thirteen weeks ended June 29, 2003. The decrease in commercial printing and other revenues is primarily attributable to a reduction in commercial printing activity. Online revenues for the thirteen weeks ended June 29, 2003, included in advertising revenues, were approximately $1.2 million, an increase of approximately 16.6 percent as compared to the prior year period, primarily as a result of increases in display and special section advertisements.

      The following table sets forth the Company's total advertising revenues, by category, for the thirteen week periods ended June 29, 2003 and June 30, 2002:

                                    Thirteen Weeks Ended
                               ----------------------------
                                 June 29,      June 30,       Increase/
                                   2003          2002        (Decrease)
                                 -------       -------       ----------
      Local                      $43,014        $42,602         1.0%
      National                     3,670          3,792       (3.2)%
      Classified                  31,041         31,297       (0.8)%
                                 -------         ------       ------
         Total advertising
           revenues              $77,725        $77,691         0.0%
                                ========        =======         ====

      Same-store newspaper revenues. For the thirteen week period ended June 29, 2003, same-store newspaper revenues decreased $1.1 million, or 1.1 percent, as compared to the thirteen week period ended June 30, 2002. Same-store advertising revenues decreased $484,000, or 0.6 percent, as compared to the thirteen week period ended June 30, 2002, primarily as a result of continued weakness in classified employment advertising revenues partially offset by strong gains in classified real estate advertising revenues. For the thirteen week period ended June 29, 2003, on a same-store basis, retail advertising revenues were up slightly, classified advertising revenues were down 1.2 percent and national advertising revenues declined 3.2 percent, in each case as compared to the prior year period. The decline in classified advertising revenues during the 2003 period resulted from declines in classified employment and classified automotive advertising revenues of 15.7 percent and 2.0 percent, respectively, partially offset by a 15.0 percent increase in classified real estate advertising revenues. Same-store circulation revenues, which were negatively impacted by substantial rainfall during April and May, decreased $590,000, or 2.6 percent, as compared to the thirteen week period ended June 30, 2002.

      In addition, advertising and circulation revenues, on a total and same-store basis, were negatively impacted in the thirteen weeks ended June 29, 2003 by significant rainfall, geopolitical events and an unsettled economic environment.

      Salaries and employee benefits. Salaries and employee benefit expenses were 37.5 percent of the Company's revenues for the thirteen week period ended June 29, 2003, as compared to 35.9 percent for the thirteen week period ended June 30, 2002. Salaries and employee benefits increased $1.1 million, or 2.8 percent, for the thirteen week period ended June 29, 2003 to $39.1 million, principally as a result of an increase in pension and employee benefit costs, as well as additional salaries and benefits associated with the Company's third quarter 2002 acquisition, offset in part by a decrease in employee headcount of approximately 0.5 percent on a same-store basis (i.e., excluding the additional employees related to the third quarter 2002 acquisition).


      Newsprint, ink and printing charges. For the thirteen week period ended June 29, 2003, newsprint, ink and printing charges were 7.4 percent of the Company's revenues, as compared to 7.9 percent for the thirteen week period ended June 30, 2002. Newsprint, ink and printing charges for the thirteen week period ended June 29, 2003 decreased approximately $664,000, or 7.9 percent, as compared to the prior year period, principally due to the decline in expenses resulting from a reduced volume of commercial printing, offset by an increase in newsprint expense of 1.3 percent. The increase in total newsprint expense is attributable to an increase in newsprint consumption associated with the Company's third quarter 2002 acquisition and a 5.2 percent increase in the unit cost of newsprint, offset in part by a 4.6 percent decrease in same-store newsprint consumption.


      Selling, general and administrative. Selling, general and administrative expenses were 12.5 percent and 12.3 percent of the Company's revenues for the thirteen week periods ended June 29, 2003 and June 30, 2002, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended June 29, 2003 increased $18,000, or 0.1 percent, to $13.1 million, principally as a result of an increase in general insurance costs and additional selling, general and administrative expenses associated with the Company's October 2002 acquisition, almost entirely offset by savings resulting from additional cost control efforts.

      Other expenses. Other expenses were 13.9 percent and 13.4 percent of the Company's revenues for the thirteen week periods ended June 29, 2003 and June 30, 2002, respectively. Other expenses increased approximately $292,000, or 2.1 percent, to $14.5 million for the thirteen week period ended June 29, 2003 due primarily to an increase in circulation expenses, as well as additional other expenses associated with the Company's October 2002 acquisition.

      Depreciation and amortization. Depreciation and amortization expenses were
3.8 percent of the Company's revenues for the thirteen week period ended June 29, 2003 as compared to 3.6 percent for the thirteen week period ended June 30, 2002. Depreciation and amortization expenses for the period ended June 29, 2003 increased approximately $116,000, or 3.1 percent, to $3.9 million, as a result of increased depreciation expense.

      Operating income. Operating income was $25.9 million for the thirteen week period ended June 29, 2003 as compared to $28.4 million for the thirteen week period ended June 30, 2002.

      Net interest and other expense. Net interest and other expense decreased approximately $2.6 million, or 41.2 percent, for the thirteen week period ended June 29, 2003 as compared to the thirteen week period ended June 30, 2002, principally due to lower interest rates. A reduction in the Company's weighted-average debt outstanding also contributed to the decline.

      Provision for income taxes. The provision for income taxes increased by approximately $8,000, or 0.1 percent, for the thirteen week period ended June 29, 2003 as compared to the thirteen week period ended June 30, 2002.

       Other information. EBITDA (which the Company defines as operating income plus depreciation and amortization) was $29.8 million for the thirteen week period ended June 29, 2003 as compared to $32.2 million for the thirteen week period ended June 30, 2002. See "Reconciliation of Certain Non-GAAP Financial Measures" below for more information reconciling EBITDA to operating income.
Operating income was $25.9 million for the thirteen week period ended June 29, 2003 as compared to $28.4 million for the thirteen week period ended June 30, 2002.

Twenty-Six Week Period Ended June 29, 2003 as Compared to the Twenty-Six Week Period Ended June 30, 2002

For comparison purposes, where noted, the Company's financial results are presented on a same-store basis, which excludes the results of the Company's acquisitions completed in 2002.

      Summary. Net income for the twenty-six week period ended June 29, 2003 was $23.7 million, or $0.57 per diluted share, versus $23.1 million, or $0.54 per diluted share, for the period ended June 30, 2002.

      Revenues. For the twenty-six week period ended June 29, 2003, the Company's revenues were $200.8 million, a decrease of $1.7 million, or 0.8 percent, as compared to the twenty-six week period ended June 30, 2002. Newspaper revenues increased $185,000, or 0.1 percent, to $192.4 million as a result of an increase in advertising revenues of $854,000, or 0.6 percent, partially offset by a decline in circulation revenues of $669,000, or 1.5 percent. The increase in advertising revenues is principally due to gains in classified real estate advertising revenues, as well as additional revenues associated with the Company's 2002 acquisitions, partially offset by declines in classified employment and classified automotive advertising revenues. Commercial printing and other revenues decreased $1.9 million, or 18.3 percent, to $8.3 million and represented 4.2 percent of the Company's revenues in the twenty-six week period ended June 29, 2003, as compared to 5.0 percent in the period ended June 30, 2002. The decrease in commercial printing and other revenues is primarily attributable to a reduction in commercial printing activity. Online revenues, included in advertising revenues, were approximately $2.2 million and increased approximately 17.5 percent from the prior year period, primarily as a result of increases in display and special section advertisements.

      The following table sets forth the Company's total advertising revenues, by category, for the twenty-six week periods ended June 29, 2003 and June 30, 2002:

                                     Twenty-Six Weeks Ended
                               -----------------------------
                                                                    Increase/
                                 June 29, 2003  June 30, 2002       (Decrease)
                                 -------------  -------------       ----------
      Local                            $80,960        $79,659         1.6%
      National                           7,401          7,257         2.0%
      Classified                        59,121         59,712       (1.0)%
                                       -------        -------       ------
         Total advertising
         revenues                     $147,482       $146,628         0.6%
                                     =========      =========         ====

      Same-store newspaper revenues. For the twenty-six week period ended June 29, 2003, same-store newspaper revenues decreased $1.6 million, or 0.8 percent, to $189.6 million as compared to the twenty-six week period ended June 30, 2002. Same-store advertising revenues decreased $793,000, or 0.5 percent, and same-store circulation revenues decreased $780,000, or 1.7 percent, both as compared to the twenty-six week period ended June 30, 2002. The decline in same-store advertising revenues is mainly attributable to increases in retail advertising revenues and classified real estate advertising revenues, offset by lower classified employment and classified automotive advertising revenues. For the twenty-six week period ended June 29, 2003, on a same-store basis, retail advertising revenues were down 0.1 percent, classified advertising revenues were down 1.5 percent and national advertising revenues increased 2.0 percent, in each case as compared to the prior year period. The decline in classified advertising revenues during the 2003 period resulted from declines in classified employment and classified automotive advertising revenues of 13.4 percent and
2.9 percent, respectively, partially offset by a 14.0 percent increase in classified real estate advertising revenues. Same-store circulation revenues for the 2003 twenty-six week period were negatively impacted by unusually high amounts of snow and rainfall during the period.

      In addition, advertising and circulation revenues, on a total and same-store basis, were negatively impacted in the twenty-six weeks ended June 29, 2003 by unusually high amounts of snow and rainfall, geopolitical events and an unsettled economic environment.

      Salaries and employee benefits. Salaries and employee benefit expenses were 38.8 percent of the Company's revenues in the twenty-six week period ended June 29, 2003, as compared to 37.1 percent in the twenty-six week period ended June 30, 2002. As compared to the prior year period, salaries and employee benefits increased $2.8 million, or 3.7 percent, to $77.9 million in the period ended June 29, 2003, primarily as a result of an increase in pension and employee benefit costs, as well as additional salaries and employee benefit expenses associated with the Company's 2002 acquisitions, offset in part by a decrease in employee headcount of approximately 0.5 percent on a same-store basis (i.e., excluding the additional employees related to the 2002 acquisitions).

      Newsprint, ink and printing charges. In the twenty-six week period ended June 29, 2003, newsprint, ink and printing charges were 7.6 percent of the Company's revenues, as compared to 8.0 percent in the twenty-six week period ended June 30, 2002. Newsprint, ink and printing charges in the twenty-six week period ended June 29, 2003 decreased approximately $1.1 million, or 6.8 percent, as compared to the twenty-six week period ended June 30, 2002. This decrease is principally due to the decline in expenses resulting from a reduced volume of commercial printing, partially offset by an increase in newsprint expense of 0.8 percent. The increase in total newsprint expense is attributable to an increase in newsprint consumption associated with the Company's 2002 acquisitions and a
2.5 percent increase in the unit cost of newsprint, offset in part by a 3.1 percent decrease in same-store newsprint consumption.

      Selling, general and administrative. Selling, general and administrative expenses were 13.0 percent and 12.8 percent of the Company's revenues in the twenty-six week periods ended June 29, 2003 and June 30, 2002, respectively. Selling, general and administrative expenses in the twenty-six week period ended June 29, 2003 increased $50,000, or 0.2 percent, to $26.0 million, principally as a result of an increase in general insurance costs and additional selling, general and administrative expenses associated with the Company's 2002 acquisitions, partially offset by reductions in professional fees and savings resulting from additional cost control efforts.

      Other expenses. Other expenses were 14.3 percent and 13.8 percent of the Company's revenues in the twenty-six week periods ended June 29, 2003 and June 30, 2002, respectively. Other expenses increased $639,000, or 2.3 percent, to $28.7 million in the twenty-six week period ended June 29, 2003, primarily due to an increase in circulation expenses and additional other expenses associated with the Company's 2002 acquisitions.

      Depreciation and amortization. Depreciation and amortization expenses were
3.9 percent of the Company's revenues in the twenty-six week period ended June 29, 2003 as compared to 3.7 percent in the twenty-six week period ended June 30, 2002. Depreciation and amortization expenses in the twenty-six week period ended June 29, 2003 increased $233,000, or 3.1 percent, to $7.8 million as a result of increased depreciation expense.

      Operating income. Operating income was $45.3 million for the twenty-six week period ended June 29, 2003 as compared to $49.6 million in the twenty-six week period ended June 30, 2002.

      Net interest and other expense. Net interest and other expense decreased $5.1 million, or 39.7 percent, in the twenty-six week period ended June 29, 2003 as compared to the twenty-six week period ended June 30, 2002, principally due to lower interest rates. A reduction in the Company's weighted-average debt outstanding also contributed to the decline.

      Provision for income taxes. The provision for income taxes increased approximately $121,000, or 0.9 percent, for the twenty-six week period ended June 29, 2003 as compared to the twenty-six week period ended June 30, 2002, primarily due to an increase in pretax income, partially offset by a Federal Empowerment Zone tax credit of approximately $150,000 related to 2002.

      Other information. EBITDA (which the Company defines as operating income plus depreciation and amortization) was $53.0 million in the twenty-six week period ended June 29, 2003 as compared to $57.1 million for the twenty-six week period ended June 30, 2002. See "Reconciliation of Certain Non-GAAP Financial Measures" below for more information reconciling EBITDA to operating income. Operating income was $45.3 million for the twenty-six week period ended June 29, 2003 as compared to $49.6 million in the twenty-six week period ended June 30, 2002.

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

      Cash flows from operations. Net cash provided by operating activities for the twenty-six week period ended June 29, 2003 was $39.6 million as compared to $32.5 million for the twenty-six week period ended June 30, 2002. The increase in cash provided by operating activities is mainly attributable to lower interest expense and the impact of the final payments made in 2002 related to costs associated with the Company's Greater Philadelphia printing facility that commenced operations in December 2001.

      Cash flows from investing activities. Net cash used in investing activities was $8.7 million for the twenty-six week period ended June 29, 2003. Cash used in investing activities in 2003 was for investments in property, plant and equipment. Net cash used in investing activities was $11.4 million for the twenty-six week period ended June 30, 2002. Cash used in investing activities in 2002 was for funding the Company's acquisitions of two newspaper properties further described in Note 5 to the Condensed Consolidated Financial Statements and investments in property, plant and equipment.

      The Company has a capital expenditure program of approximately $15 million in place for 2003, which includes spending on buildings, machinery and equipment, technology, including prepress and business systems, computer hardware and software, and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

      Cash flows from financing activities. Net cash used in financing activities was $30.9 million for the twenty-six week period ended June 29, 2003, reflecting the utilization of cash flow to repay $23.5 million of debt and to repurchase $7.9 million of the Company's common stock, offset in part by approximately $500,000 received from the exercise of stock options. Net cash used in financing activities was $21.2 million for the twenty-six week period ended June 30, 2002, reflecting $22.3 million used to repay debt, partially offset by $1.1 million received from the exercise of stock options.

      As of June 29, 2003, current assets were $62.6 million and current liabilities, excluding $35.4 million of current maturities of long-term debt, were $50.1 million. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability.

      Debt and derivative activity. The Company entered into a credit agreement in July 1998 with a group of lenders, led by Chase Manhattan Bank (the predecessor to J.P. Morgan Chase & Co.) as administrative agent (the "Credit Agreement"). The Credit Agreement provided for two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans") each at a face amount of $250 million, and a secured revolving credit facility (the "Revolving Credit Facility") for $400 million. Proceeds under these loan facilities were used to repay existing debt and to fund the acquisition of the Pennsylvania, New York, and Ohio newspaper businesses of The Goodson Newspaper Group (the "Goodson Acquisition") in July 1998. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility.

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

      Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (the "Collars") on November 9, 2001. The Collars establish an interest rate ceiling ("CAP") and an interest rate floor (the "floor"). The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event the 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 for a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. As of June 29, 2003, the notional aggregate amount of these Collars was $160 million.

      On October 10, 2002, the Company entered into additional interest rate Collars (the "Additional Collars"). The effective date of the Additional Collars was January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed over its two-year term. Similar to the existing Collars, the Additional Collars establish a CAP and a floor at no initial cost to the Company. The CAP on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are also based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 4.0 percent CAP. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. From time to time the Company may enter into additional IRPAs. The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

      Under Financial Accounting Standard No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and twenty-six weeks ended June 29, 2003 and the fiscal year ended December 29, 2002. The total deferred loss reported in OCI as of June 29, 2003 and December 29, 2002 was approximately $2.7 million and $3.4 million, respectively (net of $1.4 and $1.8 million of deferred taxes, respectively).

      The Company's weighted-average effective interest rate was approximately
3.2 percent for the twenty-six week period ended June 29, 2003. These interest rates reflect the effect of a $1.1 million pre-tax charge realized and reported as a component of interest expense for the twenty-six week period ended
June 29, 2003 related to the Company's IRPAs in place during 2003.

      Contractual Obligations and Commitments. As of June 29, 2003, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $459.8 million, of which $141.0 million was outstanding under the Revolving Credit Facility and $318.8 million was outstanding under the Term Loans. In addition, the Company had approximately $101.4 million of unused and available Revolving Credit Facility funds subject to the terms of the Credit Agreement at June 29, 2003. The total unused balance on the Revolving Credit Facility was $204.0 million on June 29, 2003. The remaining aggregate maturities payable under the Term Loans for the following fiscal years are as follows (dollars in thousands):

           2003                                         $ 17,692
           2004                                           37,853
           2005                                           86,875
           2006                                          176,417

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

      The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, which may restrict among other things, the Company's ability to declare dividends, purchase treasury stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. The Company is in compliance with the financial covenants contained in the Credit Agreement.

      The Company leases office space and equipment under non-cancellable operating leases. Several of these leases contain renewal options for periods up to five years. The Company's future minimum lease payments under non-cancellable operating leases in effect as of December 30, 2002, are as follows (dollars in thousands):

           2003                                         $  1,884
           2004                                            1,296
           2005                                            1,064
           2006                                              366
           2007                                               32
           Thereafter                                         24

Critical Accounting Policies and Estimates


General

      The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated interim financial statements, which have been prepared, by the Company, without audit, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated interim financial statements.

Accounts Receivable and Bad Debt

      Accounts receivable consist primarily of amounts due to the Company from normal business activities. The allowance for doubtful accounts represents reserves for the estimated loss from the inability of customers to make required payments. The Company uses historical experience as well as current market information in determining the estimate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, the Company could be required to increase the allowance for doubtful accounts.

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

Litigation

      The Company is involved in litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

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

Reconciliation of Certain Non-GAAP Financial Measures.

      The Company believes that the presentation of the Company's EBITDA enables the Company and its analysts, investors and other interested parties to evaluate the Company's results from operations in a more complete and meaningful manner. Accordingly, EBITDA has been disclosed in this Quarterly Report to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the industry. EBITDA is also presented to provide an analysis of operating results using the same measures used by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its field operations, as well as to provide information with respect to the Company's resources available for debt service, taxes, capital expenditures and working capital requirements.

      Journal Register Company calculates EBITDA as operating income plus depreciation and amortization. Journal Register Company's calculation of EBITDA may or may not be consistent with the calculation of EBITDA by other companies. EBITDA should not be considered as an alternative to GAAP measures of performance, such as operating income, net income or cash flow from operations, or as a measure of liquidity.

      The table below provides a reconciliation between operating income and EBITDA for the thirteen and twenty-six week periods ended June 29, 2003 and June 30, 2002.

                                  Thirteen weeks ended  Twenty-six weeks ended
(Dollars in thousands)             June 29,    June 30,  June 29,   June 30,
FISCAL PERIOD ENDED                  2003        2002      2003       2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Operating income                    $ 25,913    $ 28,434  $ 45,261   $ 49,552

Add: Depreciation and amortization     3,914       3,798     7,764      7,531
--------------------------------------------------------------------------------
EBITDA                              $ 29,827    $ 32,232  $ 53,025   $ 57,083
                                    ========    ========  ========   ========


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

      The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on the LIBOR, the Prime Rate or Federal Funds Rate, plus a certain interest rate spread as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates as required by its Credit Agreement, the Company enters into certain IRPAs on a portion of its debt, which minimize the effect of changes in variable interest rates. The Company's objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

      At June 29, 2003, the Company had interest rate collar agreements that had no initial cost to the Company for an aggregate notional amount of $310.0 million. Assuming a 10 percent increase or reduction in interest rates, the annual impact on the Company's pre-tax earnings would be approximately $0.6 million, excluding the effect of the Company's IRPAs.

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

Item 4.     Controls and Procedures
            -----------------------

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's most recent evaluation.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


           The Company held its Annual Meeting of Stockholders on May 14, 2003. At the Annual Meeting, the stockholders elected Robert M. Jelenic, John L. Vogelstein and Errol M. Cook as Class C directors of the Company to hold office until the 2006 Annual Meeting of Stockholders. The stockholders also ratified the appointment of Ernst & Young LLP as independent auditors for the Company for fiscal year 2003.

Each of the Class C directors nominated by the Company were elected with the following voting results:

                                 VOTES           VOTES
                                  FOR           WITHHELD
                                 -----          --------

Robert M. Jelenic              30,357,895       1,086,446

John L. Vogelstein             30,300,487       1,143,854

Errol M. Cook                  30,523,240         921,101

The other proposal submitted to the stockholders was approved with the following voting results:


                                VOTES              VOTES
                               CAST FOR         CAST AGAINST      ABSTENTIONS
                              ---------         ------------      -----------

The appointment of Ernst &
  Young LLP as independent
  auditors for the Company
  for the fiscal year 2003    30,666,313          773,828           4,200


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)   Exhibits

         31.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

         31.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

         32 Certification of Principal Executive Officer and Principal Financial Officer

(b)   Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on July 23, 2003, furnishing pursuant to Item 12 under Item 9 thereof certain information regarding the text of a press release issued by the Company, dated July 17, 2003, titled "Journal Register Company
         Reports Second Quarter Results."

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


      Date: August 12, 2003                   JOURNAL REGISTER COMPANY


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

                                                                    EXHIBIT 31.1



                                  Certification

I, Robert M. Jelenic, Chairman, President and Chief Executive Officer of Journal Register Company (the "Registrant"), certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of the Registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:
     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
     b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: August 12, 2003                     /s/ Robert M. Jelenic
                                          --------------------------------------
                                          Robert M. Jelenic
                                          Chairman, President and Chief
                                            Executive Officer

                                                                    EXHIBIT 31.2



                                  Certification


I, Jean B. Clifton, Executive Vice President, Chief Financial Officer and Secretary of Journal Register Company (the "Registrant"), certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of the Registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:
     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
     b. Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c. Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and
5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors:
     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date:  August 12, 2003                    /s/  Jean B. Clifton
                                          --------------------------------------
                                          Jean B. Clifton
                                          Executive Vice President, Chief
                                            Financial Officer and Secretary

                                                                      EXHIBIT 32



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Journal Register Company (the "Company") on Form 10-Q for the period ended June 29, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Robert M. Jelenic, Chairman, President and Chief Executive Officer of the Company, and Jean B. Clifton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Robert M. Jelenic
---------------------
Robert M. Jelenic
Chairman, President and Chief Executive Officer
August 12, 2003

/s/ Jean B. Clifton
-------------------
Jean B. Clifton
Executive Vice President, Chief Financial Officer and Secretary
August 12, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as may be expressly set forth by specific reference in any such filing. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Journal Register Company and will be retained by Journal Register Company and furnished to the Securities and Exchange Commission or its staff upon request.