Form 10-Q
period 2003-09-28
JOURNAL REGISTER CO
filed 2003-11-07
CIK 1035815

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

               For the quarterly period ended September 28, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
                For the transition period from     to

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

                                 (609) 396-2200
              (Registrant's Telephone Number, Including Area Code)
               -------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 30, 2003, 41,152,807 shares of common stock, $.01 par value per share, were outstanding.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q



PART I.        FINANCIAL INFORMATION                                    PAGE NO.

    Item 1.    Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets...........................1

               Condensed Consolidated Statements of Income.....................2

               Condensed Consolidated Statements of Cash Flows.................3

               Notes to Condensed Consolidated Financial Statements............4

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................9

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....18

    Item 4.    Controls and Procedures........................................19

PART II.       OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K...............................19

    Signature  ...............................................................20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

DOLLARS IN THOUSANDS                             SEPTEMBER 28,      DECEMBER 29,
FISCAL PERIOD ENDED                                  2003               2002
================================================================================
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                         $      31           $     33
  Accounts receivable, less allowance for doubtful
    accounts of $6,365 in 2003 and $6,388 in 2002,
    respectively                                       44,196             48,101
  Inventories                                           6,849              6,869
  Deferred income taxes                                 4,319              4,208
  Other current assets                                  6,276              6,172
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   61,671             65,383
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                 10,720             10,408
  Buildings and improvements                           75,659             71,356
  Machinery and equipment                             171,376            170,297
  Construction in progress                              6,687              5,568
--------------------------------------------------------------------------------
TOTAL PROPERTY, PLANT AND EQUIPMENT                   264,442            257,629
--------------------------------------------------------------------------------
Less accumulated depreciation                        (139,922)         (131,949)
--------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                     124,520            125,680
--------------------------------------------------------------------------------
INTANGIBLE AND OTHER ASSETS:
  Goodwill                                            491,385            491,385
  Other intangible assets, net of accumulated
  amortization of $9,308 in 2003 and $8,269 in
  2002, respectively                                   14,846             15,885
  Other assets                                          3,245              3,370
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 695,667          $ 701,703
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Current maturities of long-term debt              $  36,618          $  32,912
  Accounts payable                                     10,268             11,942
  Accrued interest                                      2,194              2,446
  Deferred subscription revenue                        10,637             10,514
  Accrued salaries and vacation                         6,715              6,472
  Fair market value of hedges                           3,466              5,162
  Other accrued expenses and current liabilities       17,222             15,533
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              87,120             84,981
--------------------------------------------------------------------------------
Senior debt, less current maturities                  405,883            450,457
Deferred income taxes                                  45,927             39,350
Accrued retiree benefits and other liabilities         19,578             18,373
Income taxes payable                                   91,711            112,421

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value per share,
    300,000,000 shares authorized, 48,437,581
    issued at September 28, 2003 and
    December 29, 2002                                     484                484
  Additional paid-in capital                          358,248            358,242
  Accumulated deficit                                (183,818)         (239,416)
--------------------------------------------------------------------------------
                                                      174,914            119,310
--------------------------------------------------------------------------------
  Less treasury stock, shares at cost,
     2003 - 7,298,727; 2002 - 6,815,197              (107,452)         (100,074)
  Accumulated other comprehensive loss, net of tax    (22,014)          (23,115)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                              45,448           (3,879)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 695,667          $ 701,703
================================================================================


                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                               THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
IN THOUSANDS, EXCEPT PER SHARE DATA      SEPTEMBER 28,      SEPTEMBER 29,      SEPTEMBER 28,     SEPTEMBER 29,
FISCAL PERIOD ENDED                          2003               2002               2003              2002
--------------------------------------------------------------------------------------------------------------

REVENUES:
    Advertising                             $ 73,516           $ 72,865           $ 220,998         $ 219,493
    Circulation                               22,870             22,894              67,832            68,525
--------------------------------------------------------------------------------------------------------------
  Newspaper revenues                          96,386             95,759             288,830           288,018
  Commercial printing and other                4,420              4,698              12,768            14,915
--------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                               100,806            100,457             301,598           302,933
--------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Salaries and employee benefits              38,759             38,054             116,678           113,182
  Newsprint, ink and printing charges          7,872              7,843              23,046            24,123
  Selling, general and administrative         13,356             12,952              39,380            38,926
  Other                                       15,107             14,642              43,757            42,653
  Depreciation and amortization                3,861              3,767              11,625            11,298
--------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                      78,955             77,258             234,486           230,182
--------------------------------------------------------------------------------------------------------------

OPERATING INCOME                              21,851             23,199              67,112            72,751

Net interest expense and other                (4,442)            (6,008)            (12,171)          (18,833)
--------------------------------------------------------------------------------------------------------------

Income before provision for income taxes      17,409             17,191              54,941            53,918
Provision (benefit) for income taxes         (14,455)             5,261                (657)           18,938
--------------------------------------------------------------------------------------------------------------
NET INCOME                                  $ 31,864            $11,930            $ 55,598           $34,980
==============================================================================================================

NET INCOME PER COMMON SHARE:
  Basic                                     $   0.77            $  0.29            $   1.35           $  0.84
  Diluted                                   $   0.76            $  0.28            $   1.34           $  0.83

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                       41,139             41,592              41,237            41,561
  Diluted                                     41,717             42,146              41,643            42,329


                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


DOLLARS IN THOUSANDS                          THIRTY-NINE WEEKS ENDED
FISCAL PERIOD ENDED                 SEPTEMBER 28, 2003        SEPTEMBER 29, 2002
================================================================================

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income                                   $  55,598                $  34,980
Adjustments to reconcile net
  income to net cash provided by
  (used for) operating activities:
Provision for losses on accounts
  receivable                                     2,851                    2,926
Depreciation and amortization                   11,625                   11,298
Increase in deferred income taxes                6,466                   11,491
Decrease in accounts receivable                  1,054                      671
Decrease in accounts payable                    (1,674)                  (4,779)
Decrease in income taxes payable               (20,710)                  (2,842)
Other, net                                       3,130                   (6,058)
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES       58,340                   47,687
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant and
  equipment                                    (10,102)                  (7,843)
Purchases of newspaper businesses                    -                   (6,264)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES          (10,102)                 (14,107)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of long-term debt               (40,868)                 (35,371)
Exercise of stock options for common stock         533                    1,713
Purchase of Company stock                       (7,905)                       -
--------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES          (48,240)                 (33,658)
--------------------------------------------------------------------------------

Decrease in cash and cash equivalents               (2)                     (78)
Cash and cash equivalents, beginning of
  period                                            33                      110
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD     $      31                   $   32
================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Interest                               $  11,526                 $ 18,471
      Income taxes                           $  13,542                 $ 11,367

================================================================================


                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                                  (UNAUDITED)


1.        ORGANIZATION AND BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). All significant intercompany activity has been eliminated. The Company primarily publishes daily and non-daily newspapers serving markets in Greater Philadelphia, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 150 individual Web sites featuring the Company's daily newspapers and non-daily publications.

          The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

          The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for annual financial reporting. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 28, 2003 and December 29, 2002 and the results of its operations and cash flows for the thirteen and thirty-nine week periods ended September 28, 2003 and September 29, 2002.
These financial statements should be read in conjunction with the Company's December 29, 2002 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

          Certain prior-year information has been reclassified to conform to the current year presentation. The reclassification has no impact on revenue, total operating expenses, operating income or net income.

2.       EARNINGS PER COMMON SHARE

          The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share ("EPS"):

(IN THOUSANDS)                               THIRTEEN WEEKS ENDED                          THIRTY-NINE WEEKS ENDED
FISCAL PERIOD ENDED                SEPTEMBER 28, 2003      SEPTEMBER 29, 2002     SEPTEMBER 28, 2003         SEPTEMBER 29, 2002
---------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares - basic                41,139                  41,592                 41,237                     41,561
Effect of dilutive securities:
   Employee stock options                         578                     554                    406                        768
---------------------------------------------------------------------------------------------------------------------------------
Weighted-average shares - diluted              41,717                  42,146                 41,643                     42,329
=================================================================================================================================

Options to purchase approximately 2.2 million shares of common stock at a range of $21.00 to $22.50 per share and approximately 2.6 million shares at a range of $17.55 to $22.50 per share were outstanding during the thirteen and thirty-nine week periods ended September 28, 2003, respectively, but were not included in the computation of diluted EPS in either period because their effect would have been anti-dilutive. Similarly, options to purchase approximately 2.2 million shares of common stock at a range of $21.00 to $22.50 per share were outstanding during the thirteen and thirty-nine week periods ended September 29, 2002, but were not included in the computation of diluted EPS in either period because their effect would have been anti-dilutive.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003
                                  (UNAUDITED)



3.        INCOME TAXES

          The provision for income taxes for the thirteen and thirty-nine week periods ended September 28, 2003 and September 29, 2002 reflect the reversal of previously recorded income tax accruals of approximately $20.9 million and $1.2 million, respectively, that were determined to no longer be required.

4.       COMMON STOCK

          The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since January 13, 1999, and as of September 28, 2003, the Company has repurchased approximately 7.5 million shares at a total cost of approximately $110.2 million.

5.       STOCK-BASED COMPENSATION COSTS

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

          For purposes of pro forma disclosures, the estimated fair value of the options is expensed evenly over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows:

(DOLLARS IN THOUSANDS,                             THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
 EXCEPT PER SHARE AMOUNTS)                   SEPTEMBER 28,      SEPTEMBER 29,     SEPTEMBER 28,         SEPTEMBER 29,
FISCAL PERIOD ENDED                              2003                2002             2003                   2002,
------------------------------------------------------------------------------------------------------------------------

Net income:
     As reported                                 $ 31,864           $ 11,930         $ 55,598               $ 34,980
         Add: Stock-based employee
           compensation expense included
           in reported net income, net of
           related tax effects                       --                 --               --                     --
         Deduct: Total stock-based employee
           compensation expense determined
           under fair value based method
           for all awards, net of related
           tax effects                               (761)              (801)          (2,265)                (2,440)
------------------------------------------------------------------------------------------------------------------------
     Pro forma                                   $ 31,103           $ 11,129         $ 53,333               $ 32,540
========================================================================================================================
Net income per common share:
     As reported:
         Basic                                   $   0.77           $   0.29         $   1.35                $   0.84
         Diluted                                 $   0.76           $   0.28         $   1.34                $   0.83
     Pro forma:
         Basic                                   $   0.76           $   0.27         $   1.29                $   0.78
         Diluted                                 $   0.75           $   0.26         $   1.28                $   0.77
========================================================================================================================

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003
                                  (UNAUDITED)


6.        ACQUISITIONS

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

7.        HEDGING ACTIVITY

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

          Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (the "Collars") on November 9, 2001. The Collars establish an interest rate ceiling (the "CAP") and an interest rate floor ("floor"). The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 for a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. As of September 28, 2003, the notional aggregate amount of these Collars was $153 million.

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

          Under Financial Accounting Standard No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133") as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and thirty-nine week periods ended September 28, 2003 and the fiscal year ended December 29, 2002. The total deferred loss reported in OCI as of September 28, 2003 and December 29, 2002 was approximately $2.2 million and $3.4 million, respectively (net of $1.2 and $1.8 million of deferred taxes, respectively).

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003
                                  (UNAUDITED)


8.        COMPREHENSIVE INCOME

          The components of comprehensive income for the thirteen and thirty-nine week periods ended September 28, 2003 and September 29, 2002 are as follows:

                                                  THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
(DOLLARS IN THOUSANDS)                        SEPTEMBER 28,      SEPTEMBER 29,     SEPTEMBER 28,         SEPTEMBER 29,
FISCAL PERIOD ENDED                              2003                2002             2003                   2002,
------------------------------------------------------------------------------------------------------------------------

Net income                                       $ 31,864           $ 11,930          $ 55,598              $ 34,980
Reclassification of unrealized gains on fully
     effective hedges to net income, net of tax       467                205             1,211                 3,509
Net change in fair value of fully effective
     hedges, net of tax                               (90)              (975)             (110)               (2,684)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income                             $ 32,241           $ 11,160          $ 56,699              $ 35,805
========================================================================================================================

          Accumulated other comprehensive loss, net of tax, as of September 28, 2003 and December 29, 2002 was approximately $22.0 million and $23.1 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

9.        INTANGIBLE ASSETS

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

                                               AS OF SEPTEMBER 28, 2003                  AS OF DECEMBER 29, 2002
                                     -------------------------------------------  -----------------------------------------
                                                      ACCUMULATED                                ACCUMULATED
(DOLLARS IN THOUSANDS)                   GROSS       AMORTIZATION        NET          GROSS     AMORTIZATION        NET
--------------------------------------------------------------------------------  -----------------------------------------

INTANGIBLE ASSETS SUBJECT TO
   AMORTIZATION:
   Customer and subscriber lists      $  6,743        $  (4,671)     $  2,072       $  6,743     $  (4,124)      $   2,619
   Non-compete covenants                 2,870           (1,660)        1,210          2,870        (1,584)          1,286
   Debt issuance costs                   4,573           (2,885)        1,688          4,573        (2,469)          2,104
   -----------------------------------------------------------------------------  -----------------------------------------
   Total                                14,186           (9,216)        4,970         14,186        (8,177)          6,009
   -----------------------------------------------------------------------------  -----------------------------------------

INTANGIBLE ASSETS NOT SUBJECT TO
   AMORTIZATION:
   Goodwill                            554,595          (63,210)      491,385        554,595       (63,210)        491,385
   Mastheads                             9,968              (92)        9,876          9,968           (92)          9,876
   -----------------------------------------------------------------------------  -----------------------------------------
   Total                               564,563          (63,302)      501,261        564,563       (63,302)        501,261
   -----------------------------------------------------------------------------  -----------------------------------------
   Total goodwill and
     other intangible assets          $578,749        $ (72,518)     $506,231       $578,749     $ (71,479)       $507,270
   =============================================================================  =========================================

JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 28, 2003
                                  (UNAUDITED)


9.        INTANGIBLE ASSETS (CONTINUED)

          Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which do not have an indefinite life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. Mastheads are included in other intangible assets on the balance sheet. For the thirteen weeks ended September 28, 2003 and September 29, 2002, amortization expense for intangible assets was $346,000 and $347,000, respectively. For the thirty-nine weeks ended September 28, 2003 and September 29, 2002, amortization expense for intangible assets was approximately $1.0 million. Estimated amortization expense for 2003 and each of the four succeeding fiscal years for identifiable intangible assets and other assets is as follows (DOLLARS IN THOUSANDS):

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

          As of September 28, 2003, the Company owned and operated 23 daily newspapers and 235 non-daily publications strategically clustered in six geographic areas: Greater Philadelphia; Connecticut; Greater Cleveland; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. As of September 28, 2003, the Company had total paid daily circulation of approximately 550,000, total paid Sunday circulation of approximately 526,000 and total non-daily distribution of approximately 3.7 million.

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

          From September 1993 through September 2003, the Company completed 25 strategic acquisitions, acquiring 14 daily newspapers, 192 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

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

          As part of the Company's strategy, the Company focuses on increasing advertising and circulation revenues and expanding readership at its existing and newly acquired properties. The Company has also developed certain operating policies and standards, which it believes have resulted in significant improvements in the cash flow and profitability of its existing and acquired newspapers including: (i) focusing on local content; (ii) maintaining and improving product quality; (iii) enhancing distribution; and (iv) promoting community involvement.

          In addition, the Company is committed to expanding its business through its Internet initiatives. The Company's online objective is to make its Web sites, all of which are accessible either directly or through www.journalregister.com, the indispensable source of useful and reliable community news, sports and information in their markets by making the Web sites the local information portal for their markets. As of September 28, 2003, the Company operated 150 Web sites, which represent each of the Company's publications.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 2003 AS COMPARED TO THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 29, 2002

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS COMPLETED IN 2002.

          SUMMARY. Net income for the thirteen week period ended September 28, 2003 was $31.9 million as compared to $11.9 million for the thirteen week period ended September 29, 2002. These results include the effect of the reversal of certain tax accruals in the 2003 third quarter of $20.9 million and the 2002 third quarter of $1.2 million, and a special charge of $850,000 (or approximately $553,000 net of income taxes) recorded in the third quarter of 2003 related to a large potential acquisition that the Company has determined will not be consummated. The net effect of these special items on net income was approximately $20.4 million and $1.2 million in the 2003 and 2002 third quarters, respectively.

          REVENUES. For the thirteen week period ended September 28, 2003, the Company's revenues were $100.8 million, an increase of approximately $349,000, or 0.3 percent, as compared to the thirteen week period ended September 29, 2002. Newspaper revenues for the thirteen weeks ended September 28, 2003 as compared to the prior year period increased $627,000, or 0.7 percent, to $96.4 million, principally due to an increase in advertising revenues of $651,000, or
0.9 percent. Circulation revenues for the thirteen weeks ended September 28, 2003 were $22.9 million, down 0.1 percent as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended September 28, 2003 decreased approximately $278,000, or 5.9 percent, to $4.4 million as compared to the prior year period and represented 4.4 percent of the Company's revenues for the thirteen weeks ended September 28, 2003. The decrease in commercial printing and other revenues is attributable to a reduction in commercial printing activity. Online revenues for the thirteen weeks ended September 28, 2003, included in advertising revenues, were approximately $1.3 million, an increase of approximately 27.8 percent as compared to the prior year period, primarily as a result of increases in the volume of online display and special section advertisements.

          The following table sets forth the Company's total advertising revenues, by category, for the thirteen week periods ended September 28, 2003 and September 29, 2002:

                                          Thirteen Weeks Ended
(Dollars in          -----------------------------------------------------------
thousands)           September 28,        September 29,         Increase/
Fiscal period ended       2003                 2002             (Decrease)
--------------------------------------------------------------------------------
  Local                   $38,323             $38,558             (0.6)%
  Classified               31,723              30,549              3.8 %
  National                  3,470               3,758             (7.7)%
--------------------------------------------------------------------------------
    Total advertising
      revenues            $73,516             $72,865              0.9 %
================================================================================

          SAME-STORE NEWSPAPER REVENUES. For the thirteen week period ended September 28, 2003, same-store newspaper revenues increased $174,000, or 0.2 percent, as compared to the thirteen week period ended September 29, 2002. Same-store advertising revenues increased $257,000, or 0.4 percent, as compared to the thirteen week period ended September 29, 2002, primarily as a result of a
3.7 percent increase in classified advertising revenues partially offset by a
1.5 percent decrease in retail advertising revenues and a 7.7 percent decrease in national advertising revenues, in each case as compared to the prior year period. The increase in classified advertising revenues during the 2003 period resulted from a 15.6 percent increase in classified real estate advertising revenues and a 1.7 percent increase in classified automotive advertising revenues, partially offset by a decline in classified employment advertising revenues of 7.8 percent. Same-store circulation revenues decreased 0.4 percent to $22.8 million during the thirteen week period ended September 28, 2003, as compared to $22.9 million for the thirteen week period ended September 29, 2002.

          SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 38.4 percent of the Company's revenues for the thirteen week period ended September 28, 2003, as compared to 37.9 percent for the thirteen week period ended September 29, 2002. Salaries and employee benefits increased $705,000, or
1.9 percent, for the thirteen week period ended September 28, 2003 to $38.8 million, principally as a result of an increase in pension costs, as well as additional salaries and benefits associated with the Company's 2002 acquisitions.

          NEWSPRINT, INK AND PRINTING CHARGES. For the thirteen week periods ended September 28, 2003 and September 29, 2002, newsprint, ink and printing charges were 7.8 percent of the Company's revenues. Newsprint, ink and printing charges for the thirteen week period ended September 28, 2003 increased approximately $29,000, or 0.4 percent, as compared to the prior year period, principally due to an increase of approximately 7.2 percent in newsprint expense related to the newspapers published by the Company, offset, in part, by a decline in expenses related to commercial printing operations. The increase in total newsprint expense primarily related to an increase of approximately 12.5 percent in the unit cost of newsprint, offset, in part by a 4.9 percent decrease in newsprint consumption.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.2 percent and 12.9 percent of the Company's revenues for the thirteen week periods ended September 28, 2003 and September 29, 2002, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended September 28, 2003 increased $404,000, or 3.1 percent, to $13.4 million, principally as a result of an increase in general insurance costs and additional selling, general and administrative expenses associated with the Company's 2002 acquisitions, partially offset by savings resulting from additional cost control efforts.

          OTHER EXPENSES. Other expenses were 15.0 percent and 14.6 percent of the Company's revenues for the thirteen week periods ended September 28, 2003 and September 29, 2002, respectively. Other expenses increased approximately $465,000, or 3.2 percent, to $15.1 million for the thirteen week period ended September 28, 2003 due primarily to an increase in circulation expenses, as well as additional other expenses associated with the Company's 2002 acquisitions.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 3.8 percent of the Company's revenues for the thirteen week periods ended September 28, 2003 and September 29, 2002. Depreciation and amortization expenses for the period ended September 28, 2003 increased approximately $94,000, or 2.5 percent, to $3.9 million, as a result of increased depreciation expense.

          OPERATING INCOME. Operating income was $21.9 million for the thirteen week period ended September 28, 2003 as compared to $23.2 million for the thirteen week period ended September 29, 2002.

          NET INTEREST AND OTHER. Net interest and other expense decreased approximately $1.6 million, or 26.1 percent, for the thirteen week period ended September 28, 2003 as compared to the thirteen week period ended September 29, 2002, principally due to lower interest rates and a reduction in the Company's weighted-average debt outstanding, partially offset by an $850,000 special charge incurred in connection with a large potential acquisition that the Company has determined will not be consummated.

          PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes decreased by approximately $19.7 million for the thirteen week period ended September 28, 2003 as compared to the thirteen week period ended September 29, 2002. The Company reported a benefit for income taxes of approximately $14.6 million for the thirteen weeks ended September 28, 2003 as compared to a provision for income taxes of approximately $5.3 million for the thirteen weeks ended September 29, 2002. The 2003 and 2002 amounts reflect the reversal of previously recorded income tax accruals that were determined to no longer be required (approximately $20.9 million and $1.2 million, respectively). Excluding the 2003 reversal, the Company's effective tax rate for the thirteen weeks ended September 28, 2003 would have been approximately 37 percent.

          OTHER INFORMATION. EBITDA (which the Company defines as operating income plus depreciation and amortization) was $25.7 million for the thirteen week period ended September 28, 2003 as compared to $27.0 million for the thirteen week period ended September 29, 2002. See "Reconciliation of Certain Non-GAAP Financial Measures" below for more information reconciling EBITDA to operating income. Operating income was $21.9 million for the thirteen week period ended September 28, 2003 as compared to $23.2 million for the thirteen week period ended September 29, 2002.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 2003 AS COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 2002

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS COMPLETED IN 2002.

          SUMMARY. Net income for the thirty-nine week period ended September 28, 2003 was $55.6 million as compared to $35.0 million for the period ended September 29, 2002. These results include the effect of the reversal of certain tax accruals in the 2003 third quarter of $20.9 million and the 2002 third quarter of $1.2 million, and a special charge of $850,000 (or approximately $553,000 net of income taxes) recorded in the third quarter of 2003 related to a large potential acquisition that the Company has determined will not be consummated. The net effect of these special items on net income was $20.4 million and $1.2 million in the 2003 and 2002 year-to-date periods, respectively.

          REVENUES. For the thirty-nine week period ended September 28, 2003, the Company's revenues were $301.6 million, a decrease of $1.3 million, or 0.4 percent, as compared to the thirty-nine week period ended September 29, 2002. Newspaper revenues increased $812,000, or 0.3 percent, to $288.8 million as a result of an increase in advertising revenues of $1.5 million, or 0.7 percent, partially offset by a decline in circulation revenues of $693,000, or 1.0 percent. The increase in advertising revenues is principally due to gains in retail and classified real estate advertising revenues, as well as additional revenues associated with the Company's 2002 acquisitions, partially offset by declines in classified employment and classified automotive advertising revenues. Commercial printing and other revenues decreased $2.1 million, or 14.4 percent, to $12.8 million and represented 4.2 percent of the Company's revenues in the thirty-nine week period ended September 28, 2003, as compared to 4.9 percent in the period ended September 29, 2002. The decrease in commercial printing and other revenues is primarily attributable to a reduction in commercial printing activity. Online revenues, included in advertising revenues, were approximately $3.6 million and increased approximately 21.1 percent from the prior year period, primarily as a result of increases in display and special section advertisements.

          The following table sets forth the Company's total advertising revenues, by category, for the thirty-nine week periods ended September 28, 2003 and September 29, 2002:

                                       Thirty-nine Weeks Ended
(Dollars in          -----------------------------------------------------------
thousands)            September 28,        September 29,         Increase/
Fiscal period ended        2003                 2002             (Decrease)
--------------------------------------------------------------------------------
   Local                   $119,283             $118,217             0.9 %
   Classified                90,844               90,261             0.6 %
   National                  10,871               11,015            (1.3)%
--------------------------------------------------------------------------------
      Total advertising
      revenues             $220,998             $219,493             0.7 %
================================================================================

          SAME-STORE NEWSPAPER REVENUES. For the thirty-nine week period ended September 28, 2003, same-store newspaper revenues decreased $1.4 million, or 0.5 percent, to $284.7 million as compared to the thirty-nine week period ended September 29, 2002. Same-store advertising revenues decreased $535,000, or 0.2 percent, and same-store circulation revenues decreased $862,000, or 1.3 percent, both as compared to the thirty-nine week period ended September 29, 2002. For the thirty-nine week period ended September 28, 2003, on a same-store basis, retail advertising revenues were down 0.5 percent, classified advertising revenues were up 0.3 percent and national advertising revenues decreased 1.3 percent, in each case as compared to the prior year period. The increase in classified advertising revenues during the 2003 period reflects a substantial increase in classified real estate advertising revenues of 14.5 percent, partially offset by an 11.4 percent decrease in classified employment advertising revenues. Same-store circulation revenues for the thirty-nine week period ended September 28, 2003 were negatively impacted by unusually high amounts of snow and rainfall during the period.

          SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 38.7 percent of the Company's revenues in the thirty-nine week period ended September 28, 2003, as compared to 37.4 percent in the thirty-nine week period ended September 29, 2002. As compared to the prior year period, salaries and employee benefits increased $3.5 million, or 3.1 percent, to $116.7 million in the period ended September 28, 2003, primarily as a result of an increase in pension and employee benefit costs, as well as additional salaries and employee benefit expenses associated with the Company's 2002 acquisitions.



          NEWSPRINT, INK AND PRINTING CHARGES. In the thirty-nine week period ended September 28, 2003, newsprint, ink and printing charges were 7.6 percent of the Company's revenues, as compared to eight percent in the thirty-nine week period ended September 29, 2002. Newsprint, ink and printing charges in the thirty-nine week period ended September 28, 2003 decreased approximately $1.1 million, or 4.5 percent, as compared to the thirty-nine week period ended September 29, 2002. This decrease is principally due to the decline in expenses related to commercial printing operations partially offset by an increase in newsprint expense of approximately three percent. The increase in total newsprint expense is primarily related to an increase of approximately six percent in the unit cost of newsprint, offset, in part, by a decrease in newsprint consumption of approximately three percent.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.1 percent and 12.8 percent of the Company's revenues in the thirty-nine week periods ended September 28, 2003 and September 29, 2002, respectively. Selling, general and administrative expenses in the thirty-nine week period ended September 28, 2003 increased $454,000, or 1.2 percent, to $39.4 million, principally as a result of an increase in general insurance costs and additional selling, general and administrative expenses associated with the Company's 2002 acquisitions.

          OTHER EXPENSES. Other expenses were 14.5 percent and 14.1 percent of the Company's revenues in the thirty-nine week periods ended September 28, 2003 and September 29, 2002, respectively. Other expenses increased $1.1 million, or
2.6 percent, to $43.8 million in the thirty-nine week period ended September 28, 2003, primarily due to an increase in circulation expenses and additional expenses associated with the Company's 2002 acquisitions.

          DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 3.9 percent of the Company's revenues in the thirty-nine week period ended September 28, 2003 as compared to 3.7 percent in the thirty-nine week period ended September 29, 2002. Depreciation and amortization expenses in the thirty-nine week period ended September 28, 2003 increased $327,000, or 2.9 percent, to $11.6 million as a result of increased depreciation expense.

          OPERATING INCOME. Operating income was $67.1 million for the thirty-nine week period ended September 28, 2003 as compared to $72.8 million in the thirty-nine week period ended September 29, 2002.

          NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased $6.7 million, or 35.4 percent, in the thirty-nine week period ended September 28, 2003 as compared to the thirty-nine week period ended September 29, 2002, due to lower interest rates and a reduction in the Company's weighted-average debt outstanding, partially offset by an $850,000 special charge incurred in connection with a large potential acquisition that the Company has determined will not be consummated.

          PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes decreased approximately $19.6 million for the thirty-nine week period ended September 28, 2003 as compared to the thirty-nine week period ended September 29, 2002. The Company reported a benefit for income taxes of approximately $0.7 million for the thirty-nine weeks ended September 28, 2003 as compared to a provision for income taxes of approximately $18.9 million for the thirty-nine weeks ended September 29, 2002. The 2003 and 2002 amounts reflect the reversal of previously recorded income tax accruals that were determined to no longer be required (approximately $20.9 million and $1.2 million, respectively). Excluding the 2003 reversal, the Company's effective tax rate for the thirty-nine weeks ended September 28, 2003 would have been approximately 37 percent.

          OTHER INFORMATION. EBITDA (which the Company defines as operating income plus depreciation and amortization) was $78.7 million in the thirty-nine week period ended September 28, 2003 as compared to $84.0 million for the thirty-nine week period ended September 29, 2002. See "Reconciliation of Certain Non-GAAP Financial Measures" below for more information reconciling EBITDA to operating income. Operating income was $67.1 million for the thirty-nine week period ended September 28, 2003 as compared to $72.8 million in the thirty-nine week period ended September 29, 2002.

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

          CASH FLOWS FROM OPERATIONS. Net cash provided by operating activities for the thirty-nine week period ended September 28, 2003 was $58.3 million as compared to $47.7 million for the thirty-nine week period ended September 29, 2002. The increase in cash provided by operating activities is mainly attributable to lower interest expense and the impact of the final payments made in 2002 related to costs associated with the Company's Greater Philadelphia printing facility that commenced operations in December 2001.

          CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $10.1 million for the thirty-nine week period ended September 28, 2003. Cash used in investing activities in 2003 was for investments in property, plant and equipment. Net cash used in investing activities was $14.1 million for the thirty-nine week period ended September 29, 2002. Cash used in investing activities in 2002 was for investments in property, plant and equipment and for funding the Company's acquisitions of two newspaper properties further described in Note 6 to the Condensed Consolidated Financial Statements.

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

          CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $48.2 million for the thirty-nine week period ended September 28, 2003, reflecting the utilization of cash flow to repay $40.9 million of debt and to repurchase $7.9 million of the Company's common stock, offset in part by approximately $533,000 received from the exercise of stock options. Net cash used in financing activities was $33.7 million for the thirty-nine week period ended September 29, 2002, reflecting $35.4 million used to repay debt, partially offset by $1.7 million received from the exercise of stock options.

          As of September 28, 2003, current assets were $61.7 million and current liabilities, excluding $36.6 million of current maturities of long-term debt, were $50.5 million. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability.

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

          Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (the "Collars") on November 9, 2001. The Collars establish an interest rate ceiling ("CAP") and an interest rate floor (the "floor"). The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event the 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 for a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. As of September 28, 2003, the notional aggregate amount of these Collars was $153 million.

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

          Under Financial Accounting Standard No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133") as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and thirty-nine weeks ended September 28, 2003 and the fiscal year ended December 29, 2002. The total deferred loss reported in OCI as of September 28, 2003 and December 29, 2002 was approximately $2.2 million and $3.4 million, respectively (net of $1.2 and $1.8 million of deferred taxes, respectively).

          The Company's weighted-average effective interest rate was approximately 3.2 percent for the thirty-nine week period ended September 28, 2003. These interest rates reflect the effect of a $1.9 million pre-tax charge realized and reported as a component of interest expense for the thirty-nine week period ended September 28, 2003 related to the Company's IRPAs in place during 2003.

          CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of September 28, 2003, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $442.5 million, of which $132.5 million was outstanding under the Revolving Credit Facility and $310 million was outstanding under the Term Loans. In addition, the Company had approximately $117 million of unused and available Revolving Credit Facility funds subject to the terms of the Credit Agreement at September 28, 2003. The total unused balance on the Revolving Credit Facility was approximately $196 million on September 28, 2003. The remaining aggregate maturities payable under the Term Loans for the following fiscal years are as follows (DOLLARS IN THOUSANDS):

                2003                                  $  8,846
                2004                                    37,853
                2005                                    86,875
                2006                                   176,417

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

          The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, which may restrict among other things, the Company's ability to declare dividends, purchase treasury stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of September 28, 2003, the Company was in compliance with the financial covenants contained in the Credit Agreement.

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

          The table below provides a reconciliation between operating income and EBITDA for the thirteen and thirty-nine week periods ended September 28, 2003 and September 29, 2002.

                                                   THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
(DOLLARS IN THOUSANDS)                       SEPTEMBER 28,      SEPTEMBER 29,     SEPTEMBER 28,         SEPTEMBER 29,
FISCAL PERIOD ENDED                              2003                2002             2003                   2002,
---------------------------------------------------------------------------------------------------------------------

Operating income                                  $21,851            $23,199            $67,112            $72,751

Add: Depreciation and amortization                  3,861              3,767             11,625             11,298
---------------------------------------------------------------------------------------------------------------------
EBITDA                                            $25,712            $26,966            $78,737            $84,049
                                                  =======            =======            =======            =======


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

          At September 28, 2003, the Company had interest rate collar agreements that had no initial cost to the Company for an aggregate notional amount of $303 million. Assuming a 10 percent change in interest rates is applied to the weighted average floating-rate term loan debt, the impact on the Company's annual pre-tax earnings would be approximately $0.6 million, excluding the effect of the Company's interest rate protection agreements.

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

         (a)  EXHIBITS

              31.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

              31.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

              32 Certification of Principal Executive Officer and Principal Financial Officer

         (b)  REPORTS ON FORM 8-K

              The Company filed a Current Report on Form 8-K on October 16, 2003, furnishing pursuant to Item 12 thereof certain information regarding the text of a press release issued by the Company, dated October 16, 2003, titled "Journal Register Company Reports Third Quarter Results."

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date: November 7, 2003           JOURNAL REGISTER COMPANY


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


Date: November 7, 2003                      /s/ Robert M. Jelenic
                                            ------------------------------------
                                            Robert M. Jelenic
                                            Chairman, President and Chief
                                            Executive Officer

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


Date: November 7, 2003                      /s/ Jean B. Clifton
                                            ------------------------------------
                                            Jean B. Clifton
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary

                                                                      EXHIBIT 32



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Journal Register Company
(the "Company") on Form 10-Q for the period ended September 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Robert M. Jelenic, Chairman, President and Chief Executive Officer of the Company, and Jean B. Clifton, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Robert M. Jelenic
---------------------
Robert M. Jelenic
Chairman, President and Chief Executive Officer
November 7, 2003

/s/ Jean B. Clifton
-------------------
Jean B. Clifton
Executive Vice President, Chief Financial Officer and Secretary
November 7, 2003


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