Form 10-K
period 2003-12-28
JOURNAL REGISTER CO
filed 2004-03-12
CIK 1035815

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ---------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 28, 2003
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                                ---------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2003 was $714,009,239.

     As of March 4, 2004, 41,897,028 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

     DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 2004 Annual Meeting of Stockholders, which will be filed on or before April 26, 2004.


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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Journal Register Company (the "Company") is a leading U.S. newspaper publisher that owns and operates 23 daily newspapers and 237 non-daily publications (including a January 2004 acquisition) strategically clustered in six geographic areas: Greater Philadelphia, Connecticut, Greater Cleveland, Central New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company's total paid daily circulation is approximately 534,000 and total non-daily distribution is approximately 3.7 million. The Company's newspapers are characterized by their intense focus on the coverage of local news and local sports, their compelling graphic design and their colorful, reader-friendly packages. The Company is also committed to expanding its business through its Internet initiatives, and currently operates 152 Websites that are affiliated with the Company's daily newspapers and non-daily publications.

     The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. The Company's objective is to grow its revenues, EBITDA, free cash flow and net income.

     The Company is a leader in the newspaper industry in executing a clustering strategy. The Company believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing, production and back office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering enables the Company's advertisers to expand their reach and target their message both geographically and demographically.

     From  September  1993  through  January  2004,  the  Company   successfully
completed 27 acquisitions and two dispositions.

     The majority of the Company's daily newspapers have been published for more than 100 years and are established franchises with strong identities in the communities they serve. For example, the NEW HAVEN REGISTER, the Company's largest newspaper based on daily circulation, has roots in the New Haven, Connecticut area dating back to 1755. In many cases, the Company's daily newspapers are the only general circulation daily newspapers published in their respective communities. The Company's non-daily publications serve well-defined suburban areas.

     The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of its newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high product quality standards and uses extensive process color and compelling graphic design to more fully engage existing readers and to attract new readers. The Company's newspapers typically are produced using advanced prepress pagination technology, and are printed on efficient, high-speed presses.

     The Company's revenues are derived from advertising (73.6 percent of fiscal year 2003 revenues), paid circulation (22.2 percent of fiscal year 2003 revenues), including single copy sales and subscription sales, and commercial printing and other activities (4.2 percent of fiscal year 2003 revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company's management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

     The Company's advertising revenues in 2003 were derived primarily from a broad group of local retailers (approximately 55 percent) and classified advertisers (approximately 40 percent). No single advertiser accounted for more than one percent of the Company's total fiscal year 2003 revenues. The Company's management believes that its advertising revenues tend to be relatively stable because its newspapers rely primarily on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising that accounts for only approximately five percent of the Company's advertising revenues.

     Substantially all of the Company's operations relate to newspaper publishing. In addition to its daily newspapers and non-daily publications, the Company currently owns three commercial printing operations that complement and enhance its publishing operations.

OVERVIEW OF OPERATIONS

     The Company's operations are clustered in six geographic areas:

     GREATER PHILADELPHIA. The suburban Philadelphia area is one of the fastest growing and most affluent areas in Pennsylvania. Since 1990, the population of the areas covered by the Company's Greater Philadelphia Cluster has increased approximately nine percent, and average household income has increased approximately 58 percent.

     The Company owns seven daily newspapers and 114 non-daily publications serving areas surrounding Philadelphia. These publications include: in Pennsylvania, the DELAWARE COUNTY DAILY AND SUNDAY TIMES (Primos); the DAILY LOCAL NEWS (West Chester); THE MERCURY (Pottstown); THE TIMES HERALD (Norristown); THE REPORTER (Lansdale); THE PHOENIX (Phoenixville); Montgomery Newspapers, a group of 25 non-daily publications; News Gleaner Publications, which includes eight weekly publications serving Northeast Philadelphia and seven monthly publications serving Montgomery County, Pennsylvania; the InterCounty Newspaper Group, a group of 18 weekly newspapers serving suburban Philadelphia and central and southern New Jersey; Chesapeake Publishing, a group of 15 non-daily publications; Town Talk Newspapers (Media), a group of seven non-daily publications; Acme Newspapers, a group of four non-daily newspapers, including the MAIN LINE TIMES, serving Philadelphia's affluent

Main Line; the NEWS OF DELAWARE COUNTY, one of the largest community newspapers in the United States audited by the Audit Bureau of Circulations ("ABC"); and the Penny Pincher Shopper publications (Pottstown). Also, in New Jersey, the Company owns THE TRENTONIAN (Trenton, NJ), a daily newspaper operation. The Company also owns two commercial printing companies in Pennsylvania, one of which prints more than 60 of the Company's non-daily publications in addition to printing for other non-affiliated customers, and the other is a premium quality sheet-fed printing operation.

     The seven Greater Philadelphia Cluster daily newspapers have aggregate daily and aggregate Sunday circulation of approximately 185,000 and 170,000, respectively. The Company's aggregate non-daily distribution in the Company's Greater Philadelphia Cluster is approximately 1.2 million.

     In 2003, the Company launched HUNTERDON COUNTY TOWN & COUNTRY LIVING Magazine, a quarterly publication with distribution of approximately 20,000 serving affluent and fast-growing Hunterdon County, New Jersey, as part of the Company's Town and Country Magazine division.

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

     The  following  table  sets  forth  information   regarding  the  Company's
publications in Greater Philadelphia:


                                  YEAR          YEAR          PRINCIPAL           DAILY         SUNDAY        NON-DAILY
PUBLICATION                   ORIGINATED(1)   ACQUIRED        LOCATION        CIRCULATION(2) CIRCULATION(2)  DISTRIBUTION(3)
----------------------------------------------------------------------------------------------------------------------------

DELAWARE COUNTY DAILY AND
 SUNDAY TIMES.............        1876          1998       Primos, PA            47,867         44,092
DAILY LOCAL NEWS..........        1872          1986       West Chester, PA      26,662         30,152
THE MERCURY...............        1930          1998       Pottstown, PA         24,203         26,502
THE TIMES HERALD..........        1799          1993       Norristown, PA        17,666         15,408
THE REPORTER..............        1870          2001       Lansdale, PA          18,195         16,815
THE PHOENIX...............        1888          1986       Phoenixville, PA       3,675
THE TRENTONIAN............        1945          1985       Trenton, NJ           46,284         36,573
Montgomery Newspapers
  25 publications.........        1872          2001       Ft. Washington, PA                                      274,326
News Gleaner Publications
  15 publications.........        1882          2002       Philadelphia, PA                                        170,889
InterCounty Newspaper
    Group
  18 publications.........        1869          1997       Newtown, PA                                              76,007
Chesapeake Publishing
   15 publications........        1869          2001       Kennett Sq., PA                                          85,256
Town Talk Newspapers
   7 publications.........        1964          1998       Ridley, PA                                               85,000
Acme Newspapers
   4 publications.........        1930          1998       Ardmore, PA                                              56,617
Penny Pincher Shoppers
   7 publications.........        1988          1998       Pottstown, PA                                            58,500
Suburban Publications
   3 publications.........        1885          1986       Wayne, PA                                                32,045
County Press Publications
   6 publications.........        1931          2002       Newtown Sq., PA                                          21,794
LIL' BOOK.................        2001          2001(4)    Trenton, NJ                                              45,000
REAL ESTATE TODAY.........        1978          1998       Pottstown, PA                                            36,000
TRI-COUNTY RECORD.........        1975          1986       Morgantown, PA                                           40,200
THE HOMES MAGAZINE........        1988          1988(4)    West Chester, PA                                         18,000
CHESTER COUNTY KIDS.......        2001          2001(4)    West Chester, PA                                         18,000
THE VILLAGE NEWS..........        1980          1986       Downingtown, PA                                          18,000
TOWNSHIP VOICE............        1991          1991       Phoenixville, PA                                         15,000
THE TIMES RECORD..........        1980          1986       Kennett Sq., PA                                           9,000
BLUE BELL JOURNAL.........        1999          1999(4)    Blue Bell, PA                                             5,225
Total Market Coverage
("TMC") (5 publications)..                                                                                         103,500
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                           184,552         169,542          1,168,359
===========================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released Audit Bureau of Circulation ("ABC") Audit Reports.

(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects averages according to the most recently released ABC or Certified Audit of Circulations ("CAC") audit reports or the average distribution for December 2003.

(4)  Represents the year the Company started the publication.

     The majority of the Company's Pennsylvania publications are located within a 30-mile radius of Philadelphia. The Company's newspapers serve geographic areas with highly desirable demographics. The DELAWARE COUNTY DAILY AND SUNDAY TIMES serves an area that has a population of 584,488. The population remained stable from 1980 to 2003. The DELAWARE COUNTY DAILY AND SUNDAY TIMES' market area has average household income of $76,095, which is 20 percent above the national average. The DAILY LOCAL NEWS serves an area which has a population of 434,773 and had population growth of approximately 47 percent from 1980 to 2003. The DAILY LOCAL NEWS serves an area that has average household income of $89,872, which is 42 percent above the national average. THE MERCURY, located west of Philadelphia, serves an area that has a population of 479,638 and had population growth of approximately 30 percent from 1980 to 2003. The area THE MERCURY serves has average household income of $73,777, which is 17 percent above the national average. THE TIMES HERALD serves an area that has a population of 188,342 and had population growth of approximately 18 percent from 1980 to 2003. THE TIMES HERALD'S market area has average household income of $79,920, which is 26 percent above the national average. THE REPORTER serves an area that has a population of 408,912 and had population growth of approximately 23 percent from 1990 to 2003. THE REPORTER'S market area has an average household income of $86,725, which is 37 percent above the national average. THE PHOENIX serves an area that has a population of 134,666 and had population growth of approximately 47 percent from 1980 to 2003. THE PHOENIX'S market area has average household income of $93,765, which is 48 percent above the national average. The Company's weekly newspaper group, Suburban Publications, which is located on the Main Line in suburban Philadelphia, serves an area that has a population of 341,993 and had population growth of approximately 26 percent from 1980 to 2003. The market area served by Suburban Publications has average household income of $110,814, which is 75 percent above the national average. The MAIN LINE TIMES, the flagship of the Company's Acme Newspapers group, serves an area that has a population of 402,374 and had population growth of approximately four percent from 1980 to 2003. The MAIN LINE TIMES' market area has average household income of $136,387, which is 116 percent above the national average. The majority of the Company's Pennsylvania properties are located within 20 miles of the area's largest retail complex, the King of Prussia Mall, which is the largest mall in the United States based on retail square footage.

     THE TRENTONIAN is published in Trenton, the capital of New Jersey, which is located 35 miles north of Philadelphia and 65 miles south of New York City. THE TRENTONIAN serves an area that has a population of 298,352 and had population growth of approximately 12 percent from 1980 to 2003. This area has average household income of $72,869, which is 15 percent above the national average.

     As a result of the synergies in the Company's Greater Philadelphia Cluster, the Company has been able to cross-sell advertising into multiple publications. The nature of the cluster also allows for the implementation of significant cost savings programs. For example, in December 2001, the Company commenced operations at its new production facility, Journal Register Offset, located in Exton, Pennsylvania. This plant produces five of the Company's seven dailies - the DAILY LOCAL NEWS, THE MERCURY, THE TIMES HERALD, THE REPORTER and THE PHOENIX - and 38 of the Company's 114 non-daily publications in the Company's Greater Philadelphia Cluster. The new facility produces award-winning product quality and generated approximately $1.5 million and $1.1 million of cash operating expense savings in fiscal years 2003 and 2002, respectively. In addition, the Company's publications in its Greater Philadelphia Cluster share several news gathering resources.

     CONNECTICUT. In Connecticut, the Company owns the NEW HAVEN REGISTER, a small metropolitan daily newspaper with daily circulation of nearly 100,000 and Sunday circulation of over 100,000, four suburban daily newspapers, 74 suburban non-daily publications and one commercial printing company. The suburban daily newspapers in the Connecticut Cluster are THE HERALD (New Britain), THE BRISTOL PRESS, THE REGISTER CITIZEN (Torrington) and THE MIDDLETOWN PRESS. The five daily newspapers have aggregate daily and Sunday circulation of approximately 142,000 and 140,000, respectively. The 74 non-daily publications have aggregate distribution of approximately 1.7 million. Included in the non-daily publications is CONNECTICUT MAGAZINE, the state's premier lifestyle magazine that was acquired in September 1999. The Company's Connecticut daily newspapers and non-daily publications serve a statewide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) to Hartford and its suburban areas, to the Greater New Haven area, as well as the Connecticut shoreline from New Haven northeast to New London.

     In 2003, the Company launched PASSPORT, a quarterly regional lifestyle magazine serving the fast-growing and affluent areas of Litchfield and Fairfield counties in Connecticut, Dutchess and Columbia counties in New York, and the Berkshire Mountains region of Massachusetts. PASSPORT had an initial distribution of 25,000 and was launched by the Litchfield County Times Group, which is based in New Milford, Connecticut.

     The  following  table  sets  forth  information   regarding  the  Company's
publications in Connecticut:



                                       YEAR          YEAR       PRINCIPAL        DAILY           SUNDAY        NON-DAILY
PUBLICATION                        ORIGINATED(1)   ACQUIRED     LOCATION      CIRCULATION(2)   CIRCULATION(2)  DISTRIBUTION(3)
-----------------------------------------------------------------------------------------------------------------------------
NEW HAVEN REGISTER...............     1755           1989       New Haven          95,902       100,053
THE HERALD.......................     1881           1995       New Britain        15,486        31,388
THE BRISTOL PRESS................     1871           1994       Bristol            12,091
THE REGISTER CITIZEN.............     1889           1993       Torrington          9,709         8,972
THE MIDDLETOWN PRESS.............     1884           1995       Middletown          9,056
Shore Line Newspapers
    10 publications................   1877           1995       Guilford                                        82,841
Litchfield County Times Group
    4 publications...............     1981           2001       New Milford                                     96,259
Housatonic Publications
    8 publications...............     1825           1998       New Milford                                     53,490
Imprint Newspapers
   12 publications................    1880           1995       Bristol                                         93,442
Elm City Newspapers
    6 publications...............     1931           1995       Milford                                         47,150
Minuteman Newspapers
    2 publications...............     1993           1998       Westport                                        35,283
CONNECTICUT COUNTY KIDS
    2 publications...............     1989           1996       Westport                                        40,735
FOOTHILLS TRADER
    3 publications...............     1965           1995       Torrington                                      49,672
CONNECTICUT MAGAZINE
    3 publications...............     1938           1999       Trumbull                                       715,777
Gamer Publications
    3 publications...............     1981           1995       Bristol                                         61,000
MAIN STREET NEWS
    3 publications...............     1989           2002       Essex                                           24,286
EAST HARTFORD GAZETTE............     1885           1995       East Hartford                                   19,258
HOMEFINDER.......................     1976           1995       New Britain                                     15,220
THOMASTON EXPRESS................     1874           1994       Thomaston                                        1,581
TMC (14 publications)............                                                                              397,280
-----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                            142,244        140,413      1,733,274
=============================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3) Non-daily distribution includes both paid and free distribution. Non-daily distribution reflects averages according to the most recently released ABC or CAC audit reports or average distribution for December 2003, with the following exception: two of CONNECTICUT MAGAZINE's publications, which are published annually, the CONNECTICUT VACATION GUIDE and CONNECTICUT BRIDE, reflect annual distribution of 600,000 and 30,000, respectively.


     The Company's Connecticut publications serve communities with attractive demographics. The NEW HAVEN REGISTER is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The NEW HAVEN REGISTER serves a primary circulation area comprised of the majority of New Haven County and portions of Fairfield, Middlesex and New London counties. This area (including the portions of Fairfield County, which are also served by related non-daily publications) has a population of 812,340 and had population growth of approximately 17 percent from 1980 to 2003. This area has average household income of $75,969, which is 20 percent above the national average, and a retail environment comprised of approximately 7,300 stores. The NEW HAVEN REGISTER'S primary circulation area is home to a number of large and well-established institutions, including Yale University and Yale-New Haven Hospital. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only two locally licensed television stations (which serve a statewide, rather than a local audience). The radio market in New Haven is also fragmented. Consequently, the Company's management believes that the NEW HAVEN REGISTER is a very powerful local news and advertising franchise for the Greater New Haven area.

     THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS serve contiguous areas between New Haven and Hartford. THE BRISTOL PRESS serves an area that has a population of 340,501 and had population growth of approximately nine percent from 1980 to 2003. THE BRISTOL PRESS' market area has average household income of

$81,783, which is 29 percent above the national average. THE MIDDLETOWN PRESS serves an area that has a population of 107,360 and had population growth of approximately 26 percent from 1980 to 2003. The area served by THE MIDDLETOWN PRESS has average household income of $75,151, which is 19 percent above the national average. THE HERALD serves an area that has a population of 108,861, and had population growth of approximately five percent from 1980 to 2003. THE HERALD'S market area has average household income of $55,348. THE REGISTER CITIZEN serves an area that has a population of 255,826 and had population growth of approximately 17 percent from 1980 to 2003. THE REGISTER CITIZEN'S market area has average household income of $81,588 which is 29 percent above the national average.

     The Company's Connecticut publications benefit from cross-selling of advertising, as well as from editorial, production and back office synergies. For example, the NEW HAVEN REGISTER gathers statewide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; and THE HERALD and THE MIDDLETOWN PRESS are printed at one facility, as are THE REGISTER CITIZEN and THE BRISTOL PRESS. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS, the Company launched a combined Sunday newspaper, THE HERALD PRESS, which serves the readers of these three daily newspapers with three zoned editions and has a Sunday circulation of approximately 31,400 as of September 30, 2002, according to the ABC Audit Report.

     GREATER CLEVELAND. The Company owns two Cleveland, Ohio area newspaper operations, THE NEWS-HERALD (Willoughby) and THE MORNING JOURNAL (Lorain). The aggregate daily and aggregate Sunday circulation of the Cleveland-area newspapers is approximately 78,000 and 92,000, respectively. The four non-daily publications in the Greater Cleveland cluster have aggregate distribution of approximately 106,000.

     The  following  table  sets  forth  information   regarding  the  Company's
publications in Greater Cleveland:



                                  YEAR          YEAR        PRINCIPAL           DAILY          SUNDAY        NON-DAILY
PUBLICATION                   ORIGINATED(1)   ACQUIRED      LOCATION        CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)
----------------------------------------------------------------------------------------------------------------------------

THE NEWS-HERALD............      1878           1987         Willoughby        45,893         56,790
THE MORNING JOURNAL........      1921           1987         Lorain            32,568         34,729
COUNTY KIDS                                                  Willoughby
   2 publications..........      1997           1997(4)      and Lorain                                       33,900
TMC (2 publications) ......                                                                                   71,630
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          78,461         91,519         105,530
============================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3)  Non-daily   distribution  is  free   distribution   and  reflects   average
     distribution for December 2003.

(4)  Represents the year the Company started the publication.

     THE NEWS-HERALD and THE MORNING JOURNAL serve areas located directly east and west of Cleveland, respectively. THE NEWS-HERALD, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga counties, two of Ohio's five most affluent counties. Lake and Geauga counties have populations of 228,267 and 93,931, respectively, and had population growth of approximately eight percent and 36 percent, respectively, from 1980 to 2003. Lake and Geauga counties have average household incomes of $65,047 and $89,406, respectively, which are three percent and 41 percent above the national average. THE MORNING JOURNAL serves an area that has a population of 153,920 with population growth of approximately five percent from 1980 to 2003. Average household income is $64,224 in the area served by THE MORNING JOURNAL. The Greater Cleveland Cluster benefits from a variety of synergies, including advertising cross-sell arrangements and certain news gathering resources.

     CENTRAL NEW ENGLAND. The Company owns five daily and 25 non-daily publications in the central New England area. The Company's publications in this cluster include THE HERALD NEWS (Fall River, MA), the TAUNTON DAILY GAZETTE (Taunton, MA), THE CALL (Woonsocket, RI), THE TIMES (Pawtucket, RI), the KENT COUNTY DAILY TIMES (West Warwick, RI), and two groups of weekly newspapers serving southern Rhode Island, including South County, THE NORTH ATTLEBOROUGH FREE PRESS (North Attleborough, MA), and O JORNAL (Fall River, MA), a Portuguese-language weekly newspaper acquired in January 2004. The five daily newspapers have aggregate daily circulation of approximately 68,000 and aggregate Sunday circulation of approximately 56,000. The non-daily publications in this cluster have total distribution of approximately 302,000.

     The  following  table  sets  forth  information   regarding  the  Company's
publications in Central New England:



                                  YEAR          YEAR        PRINCIPAL          DAILY           SUNDAY        NON-DAILY
PUBLICATION                   ORIGINATED(1)   ACQUIRED      LOCATION       CIRCULATION(2)   CIRCULATION(2)  DISTRIBUTION(3)
----------------------------------------------------------------------------------------------------------------------------


THE HERALD NEWS...........       1872          1985       Fall River, MA       22,930           24,401
TAUNTON DAILY GAZETTE.....       1848          1996       Taunton, MA          12,906           12,348
THE CALL..................       1892          1984       Woonsocket, RI       14,131           19,223
THE TIMES.................       1885          1984       Pawtucket, RI        13,673
KENT COUNTY DAILY TIMES          1892          1999       West Warwick, RI      4,134
Southern Rhode Island
Newspapers
    8 publications........       1854          1995       Wakefield, RI                                          39,960
Hometown Newspapers
    6 publications........       1969          1999       West Warwick, RI                                       44,611
COUNTY KIDS
    3 publications.........      1997          1997(4)    Fall River, MA,
                                                          Taunton, MA and
                                                          Pawtucket, RI                                          49,301
NEIGHBORS.................       1999          1999(4)    Pawtucket and
                                                          Woonsocket, RI                                         19,260

NORTHWEST NEIGHBORS.......       2002          2002       Woonsocket, RI                                          9,948

THE NORTH ATTLEBOROUGH                                    North
FREE PRESS................       1987          2003       Attleborough, MA                                       13,673

O JORNAL..................       1975          2004       Fall River, MA                                         14,300



TMC (4 publications)......                                                                                      110,466
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          67,774           55,972          301,519
============================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3) Non-daily distribution reflects average distribution for December 2003, with the exception of THE COVENTRY COURIER, THE EAST GREENWICH PENDULUM, THE NARRAGANSETT TIMES, THE STANDARD TIMES, AND THE CHARIHO TIMES (all Southern Rhode Island Newspapers), which reflect the ABC Audit Report for the 12 month period ended December 31, 2002.

(4)  Represents the year the Company started the publication.

     THE HERALD NEWS and the TAUNTON DAILY GAZETTE are situated 14 miles apart. Each is less than 40 miles south of Boston, Massachusetts and 25 miles east of Providence, Rhode Island. The region's second largest shopping mall, located in Taunton, contains one million square feet of retail space and approximately 150 stores. THE HERALD NEWS serves an area that has a population of 167,673 and had population growth of approximately three percent from 1980 to 2003. The market area served by THE HERALD NEWS has average household income of $53,318. The TAUNTON DAILY GAZETTE serves an area that has a population of 142,720 and had population growth of approximately 37 percent from 1980 to 2003. The TAUNTON DAILY GAZETTE's market area has average household income of $67,138. THE CALL serves an area that has a population of 191,905 and had population growth of approximately 18 percent from 1980 to 2003. THE CALL's market area has average household income of $67,545, which is seven percent above the national average. THE TIMES serves an area that has a population of 202,948 and had population growth of approximately 16 percent from 1980 to 2003. The market area served by THE TIMES has average household income of $57,378. Southern Rhode Island Newspapers serve an area that has a population of 167,319 and had population growth of approximately 37 percent from 1980 to 2003. The market area served by Southern Rhode Island Newspapers has average household income of $78,038, which is 23 percent above the national average.

     In 2003, the Company added to its Central New England cluster with the acquisition of THE NORTH ATTLEBOROUGH FREE PRESS, a weekly newspaper based in North Attleborough, Massachusetts, with distribution of approximately 13,500. In January 2004, the Company further expanded its reach to the large Portuguese community in Central New England by acquiring O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with distribution of 14,300. O JORNAL serves a Portuguese community in Massachusetts and Rhode Island estimated to have a population of 370,000.

     No local television stations exist in the communities served by the Company's Central New England newspapers. Furthermore, the Company believes that its Central New England properties benefit from the fragmentation of local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Central New England newspapers benefit from advertising cross-sell arrangements, as well as significant production and editorial synergies. For example, THE TIMES, THE CALL and the KENT COUNTY DAILY TIMES are printed at the same facility, as are the TAUNTON DAILY GAZETTE, THE HERALD NEWS and O JORNAL. Southern Rhode Island Newspapers are printed at the Company's NEW HAVEN REGISTER facility.

     CAPITAL-SARATOGA REGION OF NEW YORK. The Company owns three daily and five non-daily publications in the Capital-Saratoga Region of New York. The Company's publications in this cluster include THE RECORD (Troy), THE SARATOGIAN (Saratoga Springs), THE ONEIDA DAILY DISPATCH and the weekly COMMUNITY NEWS, serving Clifton Park. The daily newspapers have aggregate daily circulation of approximately 40,000 and aggregate Sunday circulation of approximately 36,000. The non-daily publications in this cluster have total distribution of approximately 96,000.

     The  following  table  sets  forth  information   regarding  the  Company's
publications in the Capital-Saratoga Region of New York:


                                  YEAR          YEAR        PRINCIPAL          DAILY           SUNDAY        NON-DAILY
PUBLICATION                   ORIGINATED(1)   ACQUIRED      LOCATION       CIRCULATION(2)   CIRCULATION(2)  DISTRIBUTION(3)
----------------------------------------------------------------------------------------------------------------------------

THE RECORD................       1896           1987       Troy                21,912          23,433
THE SARATOGIAN............       1855           1998       Saratoga            10,924          12,303
                                                           Springs
THE ONEIDA
DAILY DISPATCH ...........       1850           1998       Oneida               6,795
Oneida-Chittenango
  Pennysavers
   2 publications.........       1957           1998       Oneida                                               23,085
COMMUNITY NEWS............       1969           1998       Clifton Park                                         28,669

TMC (2 publications)......                                                                                      43,848
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          39,631          35,736           95,602
============================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3) Non-daily distribution includes both paid and free distribution and reflects average distribution for December 2003.

     THE RECORD and THE SARATOGIAN are situated approximately 26 miles apart in the Capital-Saratoga region of New York. THE RECORD serves an area that has a population of 174,821, which has remained relatively stable since 1980. THE RECORD's market has average household income of $54,071. THE SARATOGIAN serves an area that has a population of 211,238 and had population growth of approximately 25 percent from 1980 to 2003. THE SARATOGIAN's market area has average household income of $65,270. THE ONEIDA DAILY DISPATCH serves an area that has a population of 74,652, and had population growth of approximately four percent from 1980 to 2003. THE ONEIDA DAILY DISPATCH's market area has average household income of $57,478. No local television stations exist in the communities that the Company's Capital-Saratoga Region newspapers serve. Furthermore, the Company believes that its Capital-Saratoga Region properties benefit from the fragmentation of local radio markets. As a result, the Company believes that each of its newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS benefit from significant cross-selling of advertising. These newspapers also benefit from significant production and news gathering synergies. THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS are printed at the Company's operating facility in Troy, taking advantage of that facility's excess capacity and achieving significant cost efficiencies.

     MID-HUDSON REGION OF NEW YORK. The Company owns one daily newspaper and 16 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is the DAILY FREEMAN in Kingston. The Company's non-daily publications in this cluster are the Taconic Press group, a group of 10 non-daily newspapers serving Dutchess County, New York, and THE PUTNAM COUNTY COURIER, serving Putnam County, New York; and Roe Jan Independent Publishing, which includes two non-daily publications. The Mid-Hudson Region cluster has daily circulation of approximately 21,000, Sunday circulation of approximately 28,000 and total non-daily distribution of approximately 294,000.

     The  following  table  sets  forth  information   regarding  the  Company's
publications in the Mid-Hudson Region of New York:


                                  YEAR          YEAR        PRINCIPAL          DAILY           SUNDAY        NON-DAILY
PUBLICATION                   ORIGINATED(1)   ACQUIRED      LOCATION       CIRCULATION(2)   CIRCULATION(2)  DISTRIBUTION(3)
----------------------------------------------------------------------------------------------------------------------------

DAILY FREEMAN..............       1871          1998       Kingston            21,480          28,221
Taconic Press
  11 publications..........       1846          1998       Millbrook                                            207,753
Roe Jan Independent
  Publishing
  2 publications...........       1973          2001       Hillsdale                                             18,804

WHEELS.....................       2001          2001(4)    Kingston                                              38,350
DOORWAYS...................       1983          1998       Kingston                                              29,587

TMC (1 publication)........                                                                                      17,992
----------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          21,480          28,221           312,486
============================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3) Non-daily distribution includes both paid and free distribution and is based on the average distribution for December 2003.

(4)  Represents the year the Company started the publication.

     The DAILY FREEMAN and TACONIC PRESS serve markets in the Mid-Hudson region of New York. The DAILY FREEMAN serves an area that has a population of 283,304 and had population growth of approximately 13 percent from 1980 to 2003. The DAILY FREEMAN's market area has average household income of $58,728. The Taconic Press newspaper group based in Dutchess County serves an area that has a population of 101,898 and had population growth of approximately 15 percent from 1980 to 2003. The Taconic Press publications serve markets with average household income of $73,644, which is 17 percent above the national average. THE PUTNAM COUNTY COURIER, the largest TACONIC PRESS non-daily publication, serves an area that has a population of 98,970 and had population growth of approximately 34 percent from 1980 to 2003. THE PUTNAM COUNTY COURIER's market area has average household income of $97,200, which is 54 percent above the national average. Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York, publishes two non-daily publications. Markets served by Roe Jan have average household income of $67,081, which is six percent above the national average. Roe Jan's publications serve an area that has a population of 171,672 and had population growth of approximately five percent from 1990 to 2003.

     The Company's management believes that its Mid-Hudson Region properties are the leading sources of local information in the markets they serve. Only one independent television station (which serves a regional, rather than a local audience) exists in the communities that the Mid-Hudson Region publications serve, and the local radio markets are fragmented. Consequently, each of these newspapers is a significant media outlet in its respective community, thereby making these newspapers attractive vehicles for area advertisers. The Mid-Hudson Region newspapers benefit from significant cross-selling of advertising, as well as production and editorial synergies. Certain publications in this cluster also benefit from advertising cross-selling with certain newspapers in the Company's Connecticut cluster, including THE REGISTER CITIZEN (Torrington, CT) and certain of the Housatonic Publications (New Milford, CT), which serve Litchfield County, Connecticut.

ONLINE OPERATIONS

     Journal Register Company operates 152 Websites, which are affiliated with the Company's daily newspapers and non-daily publications, as well as portal sites for each of its six geographic clusters. The Company's online objective is to have its Websites complement its print publications by providing certain content from these publications, as well as unique content and interactive features. The Company's Websites also provide an online marketplace for its advertisers.

     A number of the Websites can be accessed individually, through the Company's "cluster" portal sites, which combine publications within a specific geographic area, or through the Company's Corporate Website (www.journalregister.com). The remaining Company newspapers, along with Connecticut Magazine, have individual Websites.

     The following is a list of the Company's cluster/portal Websites:

GEOGRAPHIC CLUSTER                               CLUSTER/PORTAL SITE
------------------                               -------------------
                                           (number of individual Websites)

Connecticut................................www.ctcentral.com (43)

Greater Philadelphia.......................www.allaroundphilly.com (70)

Greater Cleveland..........................www.allaroundcleveland.com (5)

Central New England........................www.ricentral.com (15)

Capital-Saratoga Region of New York........www.capitalcentral.com (6)

Mid-Hudson Region of New York..............www.midhudsoncentral.com (13)

     The primary source of online revenue is classified advertising. For the year ended December 28, 2003, the Company's Websites generated approximately $4.7 million of revenue as compared to approximately $4.0 million for the fiscal year ended December 29, 2002, an increase of 19.4 percent.

ADVERTISING

     Substantially all of the Company's advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company's management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising. Local advertising is typically more stable than national advertising because a community's need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose.

     Advertising revenues accounted for approximately 73.6 percent of the Company's total revenues for fiscal year 2003. The Company's advertising rate structures vary among its publications and are a function of various factors, including advertising effectiveness, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether classified or display). In fiscal year 2003, local and regional display advertising accounted for the largest share of the Company's advertising revenues (approximately 55 percent), followed by classified advertising (approximately 40 percent) and national advertising (approximately 5 percent). The Company's advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including financial institutions, realtors, car dealerships, grocery stores, universities, hospitals and many other local businesses. No single advertiser accounted for more than one percent of the Company's total fiscal year 2003 revenues.

     The Company's corporate management works with its local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. As a result, local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staffs to develop marketing kits and presentations utilizing the results of third-party research studies and internal marketing resources. A portion of the compensation for the Company's publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables. Compensation of the Company's sales personnel depends in part upon performance relative to goals and timely collection of advertising receivables.

Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications and the Company's publishers aggressively pursue cross-selling of advertising within their respective geographic areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Dependence on Local Economies."

CIRCULATION

     The Company's circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Circulation accounted for approximately 22.2 percent of the Company's total revenues in fiscal year 2003. Approximately 62 percent of fiscal year 2003 circulation revenues were derived from subscription sales and approximately 38 percent from single copy sales. Single copy rates range from $0.35 to $0.50 per daily copy and $0.75 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated in an NAA readership study. Single copy sales also tend to generate a higher profit margin than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. As of December 28, 2003, the Company had total daily paid circulation of approximately 534,000, paid Sunday circulation of approximately 521,000 and non-daily distribution of approximately
3.7 million, most of which is distributed free of charge.

     The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership through both subscription and single copy sales. The most recent Fall 2003 Scarborough Research studies, which measured 20 of the Company's 23 daily newspapers and several of its non-daily publications, reported a gain in overall readership as compared to the results from Scarborough Research's Spring 2003 studies for the papers measured. In recent years, circulation has generally declined throughout the newspaper industry, and the Company's newspapers have generally experienced this trend. The Company seeks to maximize the overall operating performance rather than maximizing circulation of its individual newspapers.

OTHER OPERATIONS

     As of December 28, 2003, the Company owned and operated three commercial printing facilities: Imprint Print in North Haven, Connecticut; Nittany Valley Offset in State College, Pennsylvania; and InterPrint in Bristol, Pennsylvania. These facilities also print certain of the Company's publications. Commercial printing operations and other revenues accounted for approximately 4.2 percent of the Company's total revenues in fiscal year 2003.

EMPLOYEES

     As of December 28, 2003, the Company employed approximately 4,600 full-time and part-time employees, or 4,100 full-time equivalents ("FTEs"). Approximately 20 percent of the Company's employees are employed under collective bargaining agreements. The Company anticipates that collective bargaining agreements at six newspapers, constituting approximately 20 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2004.

RAW MATERIALS

     The basic raw material for newspapers is newsprint. In fiscal year 2003, the Company consumed approximately 47,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2003, 2002 and 2001 was $503, $465 and $585, respectively, as reported by the trade publication, PULP AND PAPER WEEKLY. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are available to individually-owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the

Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company.

     Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint for the full fiscal year increased approximately eight percent in 2003, decreased approximately 22 percent in 2002 and increased approximately nine percent in 2001, each as compared to the preceding year. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, inventory management and advertising and circulation price increases. In fiscal year 2003, the Company's newsprint cost (excluding paper consumed in the Company's commercial printing operations) was approximately six percent of the Company's newspaper revenues.

COMPETITION

     While most of the Company's newspapers do not have daily newspaper competitors that are published in the same city, in certain of the Company's markets, there is such direct competition. Most of the Company's newspapers compete with other newspapers published in nearby cities and towns and with free distribution and paid advertising weeklies, as well as other print and non-print media. Competition for advertising and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenue is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company's management believes that its publications generally have been able to compete effectively with other publications and other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Newspaper Industry Competition."

SEASONALITY

     Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year (January-March) tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter (October-December) tends to be the strongest quarter, as it includes heavy holiday season advertising.

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

REGULATION

     Paid or requestor circulation newspapers with "periodical" mailing privileges are required to obtain a "periodical" permit from, and file an annual Statement of Ownership, Mailing and Circulation with the United States Postal Service. Recent changes in telemarketing rules and regulations may impact the ability of the Company to solicit new subscribers as well as the cost of such solicitation. There is no significant regulation with respect to acquisition of newspapers other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

CORPORATE GOVERNANCE AND AVAILABLE INFORMATION

     The Board of Directors has elected a lead independent director, who will preside over executive sessions of the Board. Currently, six of the eight members of the Board of Directors, constituting all of the non-management directors, are independent under the listing standards adopted by the New York Stock Exchange, and all directors who serve on the Board's Audit Committee, Compensation Committee and Corporate Governance Committee are independent. Pursuant to the Company's pre-approval policy, the Audit Committee approves in advance the services to be provided by the Company's independent auditors.

     The Company makes available a wide variety of information free of charge on its Website at WWW.JOURNALREGISTER.COM. The Company's filings with the U.S. Securities and Exchange Commission (the "SEC") are available on the Company's Website as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company's Website also contains news releases, financial information, Company profiles and certain corporate governance information. Copies of the Company's Corporate Governance Guidelines, the Company's Code of Business Conduct and Ethics, the Company's Code of Ethics for CEO and Other Senior Financial Officers, the Company's Audit Committee Pre-Approval Policy, the charters of each of the Committees of the Board of Directors, and information regarding how interested parties may contact the Board, the lead director or the non-management directors as a group will be available on the Website on or prior to the Company's 2004 Annual Meeting of Shareholders. Mailed copies of such information can be obtained free of charge by writing to the Company at Journal Register Company, Investor Relations, State Street Square, 50 West State Street, Trenton, NJ 08608-1298, Attention: Corporate Secretary. The contents of the Company's Websites are not incorporated into this filing.

ITEM 2.  PROPERTIES.

     As of December 28, 2003, the Company operated 137 facilities in the course of producing and publishing its daily and non-daily publications. Approximately 96 of these facilities are leased for terms ranging from month-to-month to seven years. These leased facilities range in size from approximately 180 to approximately 19,000 square feet. Except as otherwise noted, the facilities are utilized for office space. The location and approximate size of the principal physical properties (1,500 square feet or greater) used by the Company at December 28, 2003, as well as the expiration date of the leases relating to such properties that the Company leases are set forth below:


                                             OWNED                     LEASED                LEASE
LOCATION                                  SQUARE FEET               SQUARE FEET            EXPIRATION DATE
------------------------------------------------------------------------------------------------------------------
Ansonia, CT...........................                                     2,500(2)(3)          5/15/04
Bristol, CT...........................          40,000
Colchester, CT........................                                     1,900               12/31/07
Guilford, CT..........................                                     2,500                6/14/05
Hamden, CT............................                                    15,000                8/20/07
Madison, CT...........................                                     2,900                9/30/08
Middletown, CT........................          30,000
Milford, CT...........................          11,745
New Britain, CT.......................          33,977(2)
New Haven, CT.........................         205,000(2)                 13,000(3)             3/31/04
New Milford, CT.......................                                     6,840                8/14/08
North Haven, CT.......................          24,000(2)                 10,000(2)(3)         12/31/05
Old Saybrook, CT......................                                     1,950                3/31/04
Torrington, CT........................          41,370(2)
Trumbull, CT..........................                                     6,187                 4/1/04
Westport, CT..........................                                     3,240               12/31/05
Fall River, MA........................          53,371(2)                  1,840                 1/2/06
Taunton, MA...........................          21,100
Medford, NJ...........................                                     4,259               12/31/04
Moorestown, NJ........................                                     2,000                3/31/08
Trenton, NJ...........................          51,489(2)(3)              18,889(1)            11/30/10
Turnersville, NJ......................          11,032
Hillsdale, NY.........................                                     3,500                3/14/07
Kingston, NY..........................          25,800(2)
Millbrook, NY.........................           5,000
Oneida, NY............................          24,000(2)
Rhinebeck, NY.........................           2,000
Saratoga, NY..........................          12,390
Troy, NY..............................         140,000(2)
Lorain, OH............................          68,770(2)
Willoughby, OH........................          80,400(2)(3)
Ardmore, PA...........................          25,250
Bristol, PA...........................          70,000(2)
Exton, PA.............................          86,395(2)
Fort Washington, PA...................          23,490(2)                  7,500               12/31/04
Holmes, PA............................           8,000
Kennett Square, PA....................                                     2,400                8/31/07
Lansdale, PA..........................          22,400(2)
Media, PA.............................                                     4,500                4/30/04
Newtown, PA...........................                                     2,700                1/31/07
Newtown Square, PA....................           3,000
Philadelphia, PA......................           6,010                                          9/30/04
Phoenixville, PA......................          10,696                     4,800
Norristown, PA........................          40,000(2)
Pottstown, PA.........................          48,000(2)
Primos, PA............................          85,000(2)
Quarryville, PA.......................                                     4,755                 4/3/06
Souderton, PA.........................                                     1,750               12/31/05
State College, PA.....................          23,365(2)                  3,000(3)             7/31/04
Wayne, PA.............................          11,980
West Chester, PA......................          34,000
Pawtucket, RI.........................          41,096
Wakefield, RI.........................          11,750                     1,500               12/31/05
West Warwick, RI......................          13,650
Woonsocket, RI........................          50,938(2)(3)
---------------------------------------------------------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 4, 2004 with respect to each person who is an executive officer of the Company:

     OFFICER                         POSITION
     -------                         --------
     Robert M. Jelenic               Chairman, President and Chief Executive
                                       Officer
     Jean B. Clifton                 Executive Vice President, Chief Financial
                                       Officer and Director
     Thomas E. Rice                  Senior Vice President, Operations
     Allen J. Mailman                Senior Vice President, Technology
     Marc S. Goldfarb                Vice President, General Counsel and
                                       Corporate Secretary

     ROBERT M. JELENIC is Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company, and has been a director of the Company and its predecessors for over ten years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 28 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors, Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the Audit Bureau of Circulations ("ABC") and Lamar Advertising Company. Mr. Jelenic is 53 years old.

     JEAN B. CLIFTON is Executive Vice President and Chief Financial Officer of the Company, positions she has held since the Company's inception. Ms. Clifton has also been a director of the Company and its predecessors for over ten years. Ms. Clifton, a Certified Public Accountant, began her business career at Arthur Young & Co. (a predecessor to Ernst & Young LLP). Ms. Clifton has 18 years of senior management experience in the newspaper industry. Ms. Clifton is a member of the Board of Directors of the NAA, as well as a member of the Board of Directors of the Fresh Air Fund, and the Board of Directors of the Lower Bucks County Chapter of the American Red Cross. Ms. Clifton received a Bachelor of Business Administration in 1983 from the University of Michigan. Ms. Clifton is 43 years old.

     THOMAS E. RICE is Senior Vice President of Operations of the Company, a position he has held since November 2000. From the inception of the Company to November 2000, Mr. Rice was located in St. Louis, Missouri, where he was President and Chief Executive Officer of Suburban Newspapers of Greater St. Louis and THE TELEGRAPH in Alton, Illinois, which the Company sold in 2000. Mr. Rice began his career with Lee Enterprises in 1963 and has held senior management positions with Tribune Company, The Times Mirror Company, MediaNews Group and the Chicago Sun Times. Mr. Rice has 41 years of experience in the newspaper industry. Mr. Rice is a member of the Newsprint Committee of the NAA. Mr. Rice attended the University of Nebraska and Roosevelt University in Chicago. Mr. Rice is 59 years old.

     ALLEN J. MAILMAN is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999, he was Vice President of Technology of the Company. From the Company's inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. Mr. Mailman has 29 years of management experience in the newspaper industry, including 14 years with Advance Publications, Inc. Mr. Mailman received a Bachelor of Arts degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 57 years old.

     MARC S. GOLDFARB is Vice President, General Counsel and Corporate Secretary of the Company. He has been Vice President and General Counsel since January 2003, and was appointed Corporate Secretary of the Company in May 2003. From July 1998 to January 2003, he served as Managing Director and General Counsel of The Vertical Group, an international private equity firm. Prior to that, Mr. Goldfarb was a Partner at Bacher, Tally, Polevoy & Misher LLP. Mr. Goldfarb has 16 years of diverse legal, financial and strategic experience. Mr. Goldfarb earned his Juris Doctor from the University of Pennsylvania and his Bachelor of Science from Cornell University. Mr. Goldfarb is 40 years old.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.01 per share (the "Common Stock"), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol "JRC." The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:

              YEAR       QUARTER              LOW         HIGH
        ----------------------------------------------------------

              2002       First              $19.30       $21.55
                         Second             $19.85       $21.86
                         Third              $16.14       $19.99
                         Fourth             $17.00       $19.47
        ----------------------------------------------------------
              2003       First              $14.85       $18.26
                         Second             $15.10       $18.90
                         Third              $17.90       $19.49
                         Fourth             $18.69       $20.40

     On March 4, 2004, there were approximately 75 stockholders of record of the Company's Common Stock. The Company believes that it has approximately 4,200 beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data (except number of publications) has been derived from the audited financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report:

(DOLLARS IN THOUSANDS, EXCEPT PER
SHARE DATA AND RATIOS)                                      DEC. 28,       DEC. 29,     DEC. 30,      DEC. 31,     DEC. 26,
FISCAL YEAR ENDED                                             2003           2002         2001          2000(1)     1999(1)
------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF INCOME DATA:
Revenues:
Advertising                                                $ 298,986     $ 297,056     $ 287,859     $ 343,130     $ 348,995
Circulation                                                   90,034        91,123        87,737        96,852        96,783
------------------------------------------------------------------------------------------------------------------------------
Newspaper revenues                                           389,020       388,179       375,596       439,982       445,778
Commercial printing and other                                 16,966        19,575        18,809        23,987        23,787
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                        405,986       407,754       394,405       463,969       469,565
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Salaries and employee benefits                               155,355       150,614       140,522       155,161       157,110
Newsprint, ink and printing charges(2)                        31,181        32,023        37,741        46,533        48,432
Selling, general and administrative(2)                        51,932        52,976        47,810        47,008        45,318
Depreciation and amortization                                 15,447        14,927        26,317        27,616        28,798
Other                                                         58,334        56,866        53,474        58,395        57,975
------------------------------------------------------------------------------------------------------------------------------
                                                             312,249       307,406       305,864       334,713       337,633
------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                              93,737       100,348        88,541       129,256       131,932
------------------------------------------------------------------------------------------------------------------------------
Net interest expense and other                              (15,627)      (23,677)      (30,490)      (48,020)      (52,347)
Gains on sales of newspaper properties                            -             -         32,212       180,720            -
------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and
   equity interest                                            78,110        76,671        90,263       261,956        79,585
Provision for income taxes                                     6,120        27,444        10,818        90,951        31,694
------------------------------------------------------------------------------------------------------------------------------
Income before equity interest                                 71,990        49,227        79,445       171,005        47,891
Equity interest                                                   -             -        (1,313)       (1,624)         (226)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $  71,990       $49,227       $78,132     $ 169,381       $47,665
==============================================================================================================================

Net income per common share:
      Basic                                                $    1.75       $  1.18       $  1.85       $  3.74       $  1.02
      Diluted                                              $    1.72       $  1.16       $  1.83       $  3.72       $  1.02
==============================================================================================================================

OTHER DATA:
EBITDA(3)                                                  $ 109,184      $115,275     $ 114,858     $ 156,871     $ 160,730
EBITDA Margin(3)                                               26.9%         28.3%         29.1%         33.8%         34.2%
Free cash flow, as adjusted(3)                             $  58,916      $ 61,631     $  57,136      $ 86,701     $  87,371
Free cash flow, as adjusted, per diluted share(3)          $    1.41      $   1.46     $    1.34      $   1.91     $    1.86
Capital expenditures(4)                                    $  15,129      $ 13,010     $  34,929      $ 21,550     $  18,081
Number of publications, end of period:
      Daily                                                       23            23            23            24            25
      Non-Daily                                                  236           233           206           158           200
==============================================================================================================================

BALANCE SHEET DATA:
Total current assets                                        $ 58,087      $ 65,383    $ 66,573        $ 79,359      $ 88,397
Property, plant and equipment, net                           126,013       125,680     124,440         104,178       107,522
Total assets                                                 693,060       701,703     711,171         657,350       687,180
Total current liabilities, less current
        maturities of long-term debt                          45,632        52,069      62,877          51,542        53,380
Total debt, including current maturities                     418,345       483,369     522,771         494,635       731,467
Stockholders' equity                                        $ 72,344      $(3,879)  $ (36,198)      $ (55,726)    $(207,383)

------------------------------------------------------------------------------------------------------------------------------

------------------------

(1) In 1999, the Company changed its fiscal year from a calendar year to a 52/53 week fiscal year ending generally on the closest Sunday to the end of the calendar year. As a result of this change, the Company's fiscal year ended December 26, 1999 consisted of 360 days. The Company's fiscal year ended December 31, 2000 consisted of 53 weeks.

(2) Certain operating expenses related to certain of the Company's acquisitions have been reclassified in 2002 and 2003 to conform to the Company's financial presentation. The reclassification had no impact on total operating expenses, operating income, EBITDA or net income.

(3) EBITDA is defined by the Company as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes. The Company's cash income taxes prior to 2001 were reduced substantially as a result of the utilization of net operating loss carryforwards. EBITDA and free cash flow are not intended to represent cash flow from operations and should not be considered as alternatives to operating or net income computed in accordance with generally accepted accounting principles in the United States ("GAAP") as indicators of the Company's operating performance, as alternatives to cash from operating activities (as determined in accordance with GAAP) or as measures of liquidity.

     The Company believes that EBITDA and free cash flow are standard measures commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures utilized by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its field operations. However, not all companies calculate EBITDA and free cash flow using the same methods; therefore, the EBITDA and free cash flow figures set forth above may not be comparable to EBITDA and free cash flow reported by other companies. Certain covenants contained in the Company's Credit Agreement are based upon EBITDA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." EBITDA Margin is the ratio of EBITDA to Total Revenues. Free cash flow per share is calculated using the weighted-average shares outstanding on a fully diluted basis.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Certain Non-GAAP Financial Measures" for a reconciliation of non-GAAP financial measures used in this report to the most directly comparable GAAP financial measures.

(4) Capital expenditures, excluding capitalized interest, related to the Company's Philadelphia printing facility (Journal Register Offset) were $22.8 million, $10.8 million and $1.8 million in fiscal years 2001, 2000 and 1999, respectively. Capitalized interest associated with Journal Register Offset was $1.3 million in fiscal year 2001 and $601,000 in fiscal year 2000. Journal Register Offset began operating in December 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

GENERAL

     The Company's principal business is publishing newspapers in the United States, and its publications are primarily daily and non-daily newspapers and similar publications. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

     As of December 28, 2003, the Company owned and operated 23 daily newspapers and 236 non-daily publications strategically clustered in six geographic areas:
Greater Philadelphia; Connecticut; Greater Cleveland; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. As of December 28, 2003, the Company had total paid daily circulation of approximately 534,000, total paid Sunday circulation of approximately 521,000 and total non-daily distribution of approximately 3.7 million.

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

     The Company is a leader in the newspaper industry in executing a clustering strategy. The Company believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing, production and back office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering enables the Company's advertisers to expand their reach and target their message both geographically and demographically.

     The Company's revenues are derived from advertising (73.6 percent of fiscal year 2003 revenues), paid circulation (22.2 percent of fiscal year 2003 revenues), including single copy sales and subscription sales, and commercial printing and other activities (4.2 percent of fiscal year 2003 revenues). Advertising revenues are comprised of three basic categories: retail (approximately 55 percent of fiscal year 2003 advertising revenues), classified (approximately 40 percent of fiscal year 2003 advertising revenues) and national (approximately 5 percent of fiscal year 2003 advertising revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions.

     The Company's advertising revenues for fiscal year 2003 were derived primarily from a broad group of local advertisers. No single advertiser accounted for more than one percent of the Company's total fiscal year 2003 revenues. The Company's management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising. However, the Company's advertising revenues are susceptible to economic swings, particularly those that affect the local economies in the markets in which the Company operates, and can be difficult to predict.

     In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues are included in advertising revenues and constituted approximately 1.6 percent of total advertising revenues in fiscal year 2003. The Company's online objective is to make its Websites, all of which are accessible through www.journalregister.com, the indispensable source of useful and reliable community news, sports and information in their markets by making the Websites the local information portal for their respective markets. The

Company currently operates 152 Websites, which are affiliated with the Company's daily newspapers and non-daily publications.

     The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by an NAA study. Single copy sales also tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company's management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

     In 1999, the Company elected to change its fiscal year from a calendar year end to a fiscal year generally ending on the Sunday closest to the end of the calendar year. Accordingly, the Company's recent fiscal years ended on December 28, 2003, December 29, 2002, and December 30, 2001.

ACQUISITIONS AND DISPOSITIONS

     From  September  1993  through  January  2004,  the  Company   successfully
completed  27  strategic  acquisitions,   acquiring  14  daily  newspapers,  194
non-daily publications and four commercial printing companies.

     On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island.

     On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper serving North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro.

     On March 18, 2002, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., based in Northeast Philadelphia, Pennsylvania. This acquisition included eight weekly newspapers serving Northeast Philadelphia, seven monthly publications serving Montgomery County, Pennsylvania, and a commercial printing operation. On March 22, 2002, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc. This acquisition included a weekly newspaper and two annual magazines. On October 14, 2002, the Company completed the acquisition of County Press Publications, which included seven weekly newspapers serving Delaware County, Pennsylvania.

     On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation, which included 13 non-daily publications. On June 7, 2001, the Company completed the acquisition of Montgomery Newspaper Group's community newspaper and magazine operations, a group of 24 non-daily publications based in Fort Washington, Pennsylvania, from Metroweek Corporation. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Roe Jan publishes two non-daily publications. On September 14, 2001, the Company completed the acquisition of THE REPORTER, a daily newspaper based in Lansdale, Pennsylvania. On October 25, 2001, the Company completed the acquisition of THE LITCHFIELD COUNTY TIMES, a weekly newspaper based in New Milford, Connecticut. This acquisition also included three lifestyle magazines serving Litchfield and Fairfield counties in Connecticut, and Westchester County, New York.

     The Company sold two daily newspapers and a commercial printing operation in the southern part of central Ohio on January 31, 2001. The Company also sold its operations in the Greater St. Louis area in two transactions in August and October of 2000.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 28, 2003 COMPARED TO FISCAL YEAR ENDED
DECEMBER 29, 2002

     FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FISCAL YEAR 2003 AND 2002 RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE COMPANY'S ACQUISITIONS COMPLETED IN 2003 AND 2002.

     SUMMARY. Net income for the fiscal year ended December 28, 2003 ("fiscal year 2003") was $72.0 million, or $1.72 per diluted share, as compared to $49.2 million, or $1.16 per diluted share, for the fiscal year ended December 29, 2002 ("fiscal year 2002"). Excluding the reversal of certain tax accruals in fiscal year 2003 and in fiscal year 2002, which increased net income by $22.8 million in fiscal year 2003 and $1.2 million in fiscal year 2002, as well as a special charge of approximately $553,000 (net of related tax effect) recorded in fiscal year 2003 related to a potential acquisition that was not consummated, earnings for fiscal year 2003 were $49.8 million, or $1.19 per diluted share, as compared to $48.1 million, or $1.14 per diluted share, for fiscal year 2002, an increase in earnings per diluted share of 4.8 percent.

     REVENUES. The Company's reported revenues were $406.0 million for fiscal year 2003 as compared to $407.8 million for fiscal year 2002. Newspaper revenues for fiscal year 2003 as compared to the prior year period increased approximately $840,000, or 0.2 percent, primarily as a result of an increase in advertising revenues of $1.9 million, or 0.6 percent, partially offset by a decline in circulation revenues of $1.1 million, or 1.2 percent. The decrease in circulation revenues was impacted by harsh winter weather in the first quarter and at the end of fiscal year 2003. Online revenues for fiscal year 2003, which are included in advertising revenues, were approximately $4.7 million, an increase of approximately 19.4 percent as compared to the prior year period. Commercial printing and other revenues for fiscal year 2003 decreased $2.6 million, or 13.3 percent, to $17.0 million as compared to the prior year period, and represented approximately 4.2 percent of the Company's revenues for fiscal year 2003.

     The following table sets forth the Company's total advertising revenues, by category, for fiscal years 2003 and 2002:

                                                                         FISCAL YEAR ENDED
                                                 -------------------------------------------------------------------
     (DOLLARS IN THOUSANDS)                              DEC. 28,             DEC. 29,           INCREASE/
                                                             2003                 2002           (DECREASE)
     ---------------------------------------------------------------------------------------------------------------
     Local                                               $ 164,882           $ 164,012              0.5%
     Classified                                            119,591             117,757              1.6 %
     National                                               14,513              15,287             (5.1)%
     ---------------------------------------------------------------------------------------------------------------
        Total advertising revenues                       $ 298,986            $297,056              0.6 %
     ===============================================================================================================

     SAME-STORE NEWSPAPER REVENUES. On a same-store basis, total newspaper revenues for fiscal year 2003 decreased 0.4 percent to $383.2 million from $384.8 million in fiscal year 2002. Same-store advertising revenues for fiscal year 2003 were $293.5 million, or basically even with same-store advertising revenues of $293.7 million in fiscal year 2002, primarily as a result of an increase in classified advertising revenues of 1.2 percent, offset by a 0.6 percent decrease in retail advertising revenues and a 5.1 percent decrease in national advertising revenues, in each case as compared to fiscal year 2002. The increase in classified advertising revenues during fiscal year 2003 resulted from a 13.9 percent increase in classified real estate advertising revenues, partially offset by a 2.2 percent decrease in classified automotive advertising revenues and a decline in classified employment advertising revenues of 8.7 percent. Classified employment advertising revenues improved significantly during the second half of fiscal year 2003, and were positive during each period of the fourth quarter. Same-store circulation revenues, impacted by the harsh winter weather, decreased 1.4 percent in fiscal year 2003 to $89.7 million from $91.0 million in fiscal year 2002. Recent changes in telemarketing rules and regulations may impact the ability of the Company to solicit new subscribers as well as the cost of such solicitation.

     SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were
38.3 percent of the Company's  total revenues for fiscal year 2003,  compared to
36.9 percent for fiscal year 2002. Salaries and employee benefits increased $4.7 million, or 3.1 percent, in fiscal year 2003 to $155.4 million, principally as a result of an increase in pension costs, as well as additional salaries and benefits associated with the Company's 2002 and 2003 acquisitions. Same-store salaries and employee benefits increased $4.0 million, or 2.7 percent, primarily due to an increase in pension costs.

     NEWSPRINT, INK AND PRINTING CHARGES. For fiscal year 2003, newsprint, ink and printing charges were 7.7 percent of the Company's revenues, as compared to
7.9 percent for fiscal year 2002. Newsprint, ink and printing charges decreased $0.8 million, or 2.6 percent, for fiscal year 2003 to $31.2 million as compared to the prior year, due principally to a decrease in newsprint consumption, partially offset by an increase in newsprint prices of approximately eight percent. On a same-store basis, newsprint, ink and printing charges decreased approximately $1.4 million, or 4.4 percent, primarily due to a decrease in newsprint consumption, partially offset by an increase in newsprint prices.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 12.8 percent and 13.0 percent of the Company's revenues for fiscal years 2003 and 2002, respectively. Selling, general, and administrative expenses decreased $1.0 million, or 2.0 percent, for fiscal year 2003 to $51.9 million as compared to the prior year, primarily due to a reduction in bad debt expense, resulting from increased monitoring and improved collections of accounts receivable, as well as lower professional fees, partially offset by increased general insurance costs and additional selling, general and administrative costs associated with the Company's 2002 and 2003 acquisitions. On a same-store basis, selling, general and administrative expenses for fiscal year 2003 decreased $1.2 million, or 2.4 percent, principally as a result of a reduction in bad debt expense and professional fees, partially offset by increased general insurance costs.

     DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses were
3.8 percent and 3.7 percent of the Company's revenues for fiscal years 2003 and 2002, respectively. Depreciation and amortization expenses increased $0.5 million, or 3.5 percent, to $15.4 million for fiscal year 2003 as compared to fiscal year 2002. This increase was primarily due to an increase in depreciation related to recent capital expenditures.

     OTHER EXPENSES. Other expenses were 14.4 percent and 13.9 percent of the Company's revenues for fiscal year 2003 and 2002, respectively. Other expenses increased 2.6 percent to $58.3 million in fiscal year 2003 from $56.9 million in fiscal year 2002, primarily as a result of increased circulation expenses. On a same-store basis, other expenses increased approximately $1.2 million, or 2.1 percent.

     OPERATING INCOME. Operating income decreased $6.6 million, or 6.6 percent, for fiscal year 2003 to $93.7 million as compared to $100.3 million in fiscal year 2002 primarily due to the items described above.

     NET INTEREST EXPENSE AND OTHER. Net interest expense and other decreased $8.1 million, or 34.0 percent, from $23.7 million in fiscal year 2002 to $15.6 million in fiscal year 2003. This decrease was due to lower interest expense, which resulted from lower interest rates and a reduction in the Company's weighted average debt outstanding during fiscal year 2003 as compared to fiscal year 2002, partially offset by an $850,000 special charge (excluding related tax benefit) incurred in connection with a potential acquisition that was not consummated.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37.0 percent for fiscal year 2003 as compared to 37.3 percent for fiscal year 2002, excluding the reversal in each year of certain tax accruals which were determined to no longer be required. Primarily as a result of certain tax law changes, the Company currently expects that its effective tax rate for fiscal year 2004 will be approximately 39 percent.

     OTHER INFORMATION. EBITDA for fiscal year 2003 was $109.2 million as compared to $115.3 million for fiscal year 2002. Free cash flow was $58.9 million, or $1.41 per diluted share, for fiscal year 2003 as compared to $61.6 million, or $1.46 per diluted share, for fiscal year 2002. See "Reconciliation of Certain Non-GAAP Financial Measures" below for more information regarding non-GAAP financial measures and a reconciliation of EBITDA and free cash flow to net income.

FISCAL YEAR ENDED DECEMBER 29, 2002 COMPARED TO FISCAL YEAR ENDED
DECEMBER 30, 2001

         FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FISCAL YEAR 2002 AND 2001 RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE OHIO NEWSPAPERS SOLD IN 2001 AND THE COMPANY'S ACQUISITIONS COMPLETED IN 2002 AND 2001.

         SUMMARY. Net income for fiscal year 2002 was $49.2 million, or $1.16 per diluted share, as compared to $78.1 million, or $1.83 per diluted share, for the year ended December 30, 2001 ("fiscal year 2001"). Excluding the gain on the sale of the Company's two Ohio properties in fiscal year 2001, the reversal of certain tax accruals in fiscal years 2002 and 2001, and the elimination of goodwill amortization as if SFAS No. 142 had been adopted on

January 1, 2001, earnings for fiscal year 2002 were $1.14 per diluted share as compared to $1.03 per diluted share for fiscal year 2001.

     REVENUES. The Company's reported revenues were $407.8 million for fiscal year 2002 as compared to $394.4 million for fiscal year 2001. The increase was mainly due to acquisitions. Newspaper revenues for fiscal year 2002 as compared to the prior year period increased $12.6 million, or 3.4 percent, primarily as a result of an increase in advertising revenues of $9.2 million, or 3.2 percent, an increase in circulation revenues of $3.4 million, or 3.9 percent, and an increase in commercial printing revenues of approximately $766,000, or 4.1 percent. Online revenues, which are included in advertising revenues, increased approximately 12.8 percent to $4.0 million in fiscal year 2002 as compared to fiscal year 2001.

     The following table sets forth the Company's total advertising revenues, by category, for the fiscal years ended December 29, 2002, and December 30, 2001:

                                                                         FISCAL YEAR ENDED
                                                 -------------------------------------------------------------------
     (DOLLARS IN THOUSANDS)                              DEC. 29,             DEC. 30,           INCREASE/
                                                            2002                  2001           (DECREASE)
     ---------------------------------------------------------------------------------------------------------------
     Local                                                $164,012             $ 154,638              6.1%
     Classified                                            117,757               117,585              0.1%
     National                                               15,287                15,636             (2.2)%
     ---------------------------------------------------------------------------------------------------------------
        Total advertising revenues                        $297,056             $ 287,859              3.2%
     ===============================================================================================================

     SAME-STORE NEWSPAPER REVENUES. On a same-store basis, total newspaper revenues for fiscal year 2002 decreased 1.0 percent to $354.2 million from $357.6 million in fiscal year 2001. Same-store advertising revenues for fiscal year 2002 were $268.2 million, a decrease of 1.6 percent from same-store advertising revenues of $272.7 million in fiscal year 2001, primarily as a result of an increase in retail advertising revenues of 0.1 percent, offset by a
3.7 percent decrease in classified advertising revenues and a 2.4 percent decrease in national advertising revenues, in each case as compared to fiscal year 2001. The decrease in classified advertising revenues during fiscal year 2002 resulted from a 9.7 percent increase in classified real estate advertising revenues and a 7.8 percent increase in classified automotive advertising revenues, offset by a 20.3 percent decrease in classified employment advertising revenues. Same-store circulation revenues increased 1.2 percent in fiscal year 2002 to $86.0 million from $84.9 million in fiscal year 2001.

     SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were
36.9 percent of the Company's revenues for fiscal year 2002, compared to 35.6 percent for fiscal year 2001. Salaries and employee benefits increased $10.1 million, or 7.2 percent, in fiscal year 2002 to $150.6 million. Same-store salaries and employee benefits increased $1.8 million, or 1.4 percent, primarily due to increased pension and medical benefit costs.

     NEWSPRINT, INK AND PRINTING CHARGES. For fiscal year 2002, newsprint, ink and printing charges were 7.9 percent of the Company's revenues, as compared to
9.6 percent for fiscal year 2001. Newsprint, ink and printing charges decreased $5.7 million, or 15.2 percent, for fiscal year 2002 to $32.0 million principally due to a decrease in newsprint prices of approximately 22 percent, partially offset by an increase in newsprint consumption related primarily to the Company's acquisitions. On a same-store basis, newsprint, ink and printing charges decreased approximately $9.3 million, or 26.0 percent, primarily due to a decrease in newsprint expense which resulted from the decrease in newsprint prices and a decrease in newsprint consumption on a same-store basis of approximately one percent.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.0 percent and 12.1 percent of the Company's revenues for fiscal years 2002 and 2001, respectively. Selling, general, and administrative expenses increased $5.2 million, or 10.8 percent, for fiscal year 2002 to $53.0 million as compared to the prior year, primarily due to acquisitions. On a same-store basis, selling, general and administrative expenses for fiscal year 2002 increased $1.7 million, or 3.7 percent, principally as a result of increased general insurance costs.

     DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses were
3.7 percent and 6.7 percent of the Company's revenues for fiscal years 2002 and 2001, respectively. Depreciation and amortization expenses decreased $11.4 million, or 43.3 percent, to $14.9 million for fiscal year 2002 as compared to fiscal year 2001. This decrease was primarily due to the implementation of SFAS No. 142, which was implemented in the beginning of fiscal year 2002 and eliminated the amortization of goodwill and indefinite-lived intangible assets, resulting in a reduction in amortization expense of approximately $12 million for fiscal year 2002, partially offset by increased depreciation related to capital expenditures, particularly the Company's Journal Register Offset production facility in its Greater Philadelphia Cluster.

     OTHER EXPENSES. Other expenses increased to $56.9 million in fiscal year 2002 from $53.5 million for fiscal year 2001, primarily as a result of acquisitions. On a same-store basis, other expenses increased approximately $428,000, or 0.8 percent, to $51.1 million.

     OPERATING INCOME. Operating income increased $11.8 million, or 13.3 percent, for fiscal year 2002 to $100.3 million as compared to $88.5 million in fiscal year 2001 primarily due to the reduction in amortization expense resulting from the implementation of SFAS No. 142 and the items described above.

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

     OTHER INFORMATION. EBITDA for fiscal year 2002 was $115.3 million as compared to $114.9 million for fiscal year 2001. Free cash flow was $61.6 million, or $1.46 per diluted share, for fiscal year 2002 as compared to $57.1 million, or $1.34 per diluted share, for fiscal year 2001. See "Reconciliation of Certain Non-GAAP Financial Measures" below for more information regarding non-GAAP financial measures and a reconciliation of EBITDA and free cash flow to net income. During fiscal year 2002, the Company made a $10.9 million cash contribution ($6.9 million after tax) to its defined benefit pension plans.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have historically generated strong positive cash flow. The Company believes that cash flows from operations, future borrowings and its ability to issue securities will be sufficient to fund its operating needs, capital expenditure requirements and long-term debt obligations and will provide it with the flexibility to finance its acquisition strategy and share repurchase program.

         The following table sets forth information with respect to the Company's cash flows for fiscal years 2003, 2002 and 2001:

                                            FISCAL YEAR ENDED
                         -------------------------------------------------------
  (DOLLARS IN THOUSANDS)    DEC. 28, 2003     DEC. 29, 2002      DEC. 30, 2001
  ------------------------------------------------------------------------------
  Operating activities        $ 81,411          $ 58,964           $  77,666
  Investing activities        $(15,551)         $(21,322)          $ (58,107)
  Financing activities        $(65,862)         $(37,719)          $ (25,944)
  ------------------------------------------------------------------------------

     CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided from operating activities was $81.4 million for fiscal year 2003 as compared to $59.0 million in the prior year. Current assets were $58.1 million and current liabilities, excluding $37.9 million of current maturities of long-term debt, were $45.6 million as of December 28, 2003. The outstanding balance on the Revolving Credit Facility, in accordance with its terms, is classified as a long-term liability.

     CASH FLOWS FROM INVESTING ACTIVITIES. For fiscal year 2003, net cash used in investing activities was $15.6 million. Cash used in investing activities in 2003 was for funding the Company's acquisitions and for investments in property, plant and equipment.

     The Company has a capital expenditure program of approximately $16 million in place for 2004, which includes spending on buildings; technology, including prepress and business systems, computer hardware and software; machinery; equipment; and vehicles. The Company believes its capital expenditure program is sufficient to maintain or improve its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

     CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $65.9 million in fiscal year 2003 as compared to $37.7 million in fiscal year 2002. The increase in net cash used in financing activities in fiscal year 2003 is due primarily to a net decrease in long-term debt of $65.0 million in fiscal year 2003 as compared to a net decrease of $39.4 million in fiscal year 2002. In addition, cash used for share repurchases increased $7.8 million in fiscal year 2003 as compared to fiscal year 2002, which was largely offset by an increase of $5.3 million in cash proceeds received from the exercise of stock options in fiscal year 2003 as compared to fiscal year 2002.

     During fiscal year 2003, the Company repurchased 520,100 shares of its Common Stock in the open market at a cost of approximately $7.9 million. The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock.

     DEBT AND DERIVATIVE ACTIVITY. On July 15, 1998, the Company entered into a credit agreement (the "Credit Agreement") with a group of banks and other financial institutions, led by The Chase Manhattan Bank (the predecessor to J.P. Morgan Chase & Co.) as administrative agent for the lenders thereunder. The Credit Agreement originally provided for $500 million in Term Loans and a $400 million Revolving Credit Facility. The proceeds from the Credit Agreement were used to repay amounts outstanding under the prior senior facilities and to purchase the Pennsylvania, New York and Ohio newspaper businesses of The Goodson Newspaper Group for approximately $300 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions set forth in the Credit Agreement. To date, the Company has not made any borrowings under the Incremental Facility.

     The Term Loans mature on March 31, 2006 and September 30, 2006, and the Revolving Credit Facility matures on March 31, 2006. The Term Loans are repayable in quarterly installments and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commenced in 2002. In addition, under the terms of the Company's Credit Agreement, net proceeds, as defined in the Credit Agreement, from the sale of newspaper properties, which are not reinvested within 365 days must be used to prepay debt.

     The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4 percent to 1/2 percent above LIBOR (as defined in the Credit Agreement) or
(ii) up to 1/2 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to the trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced as such ratio declines. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

     An annual commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.25 percent based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At December 28, 2003, the Company's commitment fee was 0.25 percent.

     The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio (as defined in the Credit Agreement).

     Pursuant to the terms of the Credit Agreement, the Company entered into certain interest rate collar hedges ("the Collars") on November 9, 2001 which became effective on October 29, 2002. The Collars establish an interest rate ceiling ("CAP") and an interest rate floor. The CAP on the Company's collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars, which began at a notional amount of $170 million, amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. On October 10, 2002, the Company entered into additional interest rate collars ("Additional Collars"). The effective date of the Additional Collars was January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which does not amortize over its two-year term. Similar to the existing Collars, the Additional Collars establish an interest rate ceiling ("CAP") and an interest rate floor. The CAP on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are also based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the
4.0 percent CAP. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. From time to time the Company may enter into additional IRPAs. Each IRPA has been designated for all or a portion of the principal balance and term of a specific debt obligation.

     The IRPAs were fully effective in hedging the changes in cash flows related to specific debt obligations during fiscal years 2003 and 2002. The total deferred loss reported in other comprehensive income as of December 28, 2003 and December 29, 2002 was approximately $1.5 million and $3.4 million, respectively (net of $1.0 and $1.8 million of deferred taxes, respectively).

     The Company's weighted-average effective interest rate for fiscal year 2003 was approximately 3.2 percent. This interest rate includes the effect of a $2.6 million pre-tax expense realized and reported as a component of interest expense for the IRPAs in place during fiscal year 2003.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of December 28, 2003, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $418.3 million, of which $117.2 million was outstanding under the Revolving Credit Facility and $301.1 million was outstanding under the Term Loans. In addition, the Company had approximately $195.3 million of unused Revolving Credit Facility funds, with approximately $131.5 million available at December 28, 2003 pursuant to the terms of the Credit Agreement. The remaining aggregate maturities payable under the Term Loans are as follows (dollars in thousands):

             2004.........................................$37,853
             2005......................................... 86,875
             2006.........................................176,417

     The Revolving Credit Facility is available until March 31, 2006. Initial availability was $400 million and has been and will continue to be reduced by equal consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006, in an aggregate amount for each remaining twelve-month period commencing on the dates set forth below, equal to the amount set forth opposite such date (dollars in thousands):

            June 30, 2002.................................$55,000
            June 30, 2003................................. 65,000
            June 30, 2004.................................100,000
            June 30, 2005.................................180,000

         The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, which may restrict among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. The Company is in compliance with the financial covenants contained in the Credit Agreement, which is listed as Exhibit 10.5 hereto.

     The Company's significant contractual obligations at December 28, 2003 were as follows:


                                                             PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------------------------
   (DOLLARS IN THOUSANDS)               TOTAL      LESS THAN 1       1 - 3         3 - 5        MORE THAN
                                                       YEAR          YEARS         YEARS         5 YEARS
   ---------------------------------------------------------------------------------------------------------
   CONTRACTUAL OBLIGATIONS:
   Long-term debt                     $418,345      $ 37,853       $380,492        $   -           $    -
   Operating lease obligations           7,471         2,027          2,738        1,537            1,169
   Capital lease obligations             1,129           453            594           82                -
   Purchase Obligations                    859           634            225
   ---------------------------------------------------------------------------------------------------------
      Total                           $427,804      $ 40,967       $384,049      $ 1,619          $ 1,169
   ---------------------------------------------------------------------------------------------------------

         At December 28, 2003, except as set forth below, the Company maintained no off-balance sheet financing arrangements.


                                                             PAYMENTS DUE BY PERIOD
                                     -----------------------------------------------------------------------
                                                   LESS THAN 1       1 - 3         3 - 5        MORE THAN
    (DOLLARS IN THOUSANDS)              TOTAL          YEAR          YEARS         YEARS         5 YEARS
   ---------------------------------------------------------------------------------------------------------
   OTHER COMMERCIAL COMMITMENTS:
   Standby letters of credit (1)      $ 4,650       $ 4,650          $   -         $   -         $   -
   ---------------------------------------------------------------------------------------------------------

     (1)  Required in connection with the Company's insurance program.

Inflation

     The Company's results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES


GENERAL

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and actuarial studies and on other assumptions that are believed to be reasonable and applicable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company re-evaluates its estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

LONG-LIVED ASSETS

     Identifiable intangible assets, such as customer lists and covenants not to compete, are amortized on the straight-line method over their estimated useful lives for the years presented in the Company's consolidated financial statements. In addition, goodwill associated with the excess purchase price over the fair value of assets acquired is currently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

     The Company adopted SFAS No. 142 at the beginning of fiscal year 2002. If the provisions of SFAS No. 142 were applied to the Company's fiscal year 2001 results, the Company's amortization expense would have been reduced by approximately $12 million and, correspondingly, the Company's earnings per diluted share would have increased by $0.23 per diluted share for 2001.

PENSION AND POST-RETIREMENT BENEFITS

     Pension and post-retirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in determining these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future as a result of fluctuations in the Company's headcount and changes in actuarial assumptions.

SELF-INSURANCE

     The  Company is  self-insured  for a portion of its  insurance  costs.  The
Company  analyzes  its  claims   experience  and  consults  with  actuaries  and
administrators in determining an adequate liability for self-insured claims.

LITIGATION

     The Company is involved in a number of litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

REVENUE RECOGNITION

     Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on the Company's Websites. Circulation revenues are recognized when purchased newspapers or other paid publications are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES - AN INTERPRETATION OF APB NO. 51. This interpretation provides new consolidation accounting guidance for entities involved with variable interest entities (VIE). This guidance requires a primary beneficiary, defined as an entity which participates in either a majority of the risks or rewards of such VIE, to consolidate the VIE. A VIE would not be subject to this interpretation if such entity has sufficient voting equity capital such that the entity is able to finance its activities without additional subordinated financial support from other parties. Interpretation 46 had no effect on the Company's consolidated financial statements.

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

DEPENDENCE ON LOCAL ECONOMIES

     The Company's advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities which the Company's newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions.

CAPITALIZATION

As of December 28, 2003, the consolidated indebtedness of the Company was $418.3 million, which represents a multiple of 3.8 times the Company's twelve months trailing EBITDA of approximately $109.2 million (see "Reconciliation of Certain Non-GAAP Financial Measures"). As of December 28, 2003, the Company had a net stockholders' equity of $72.3 million and total capitalization of $490.7 million and, thus, the percentage of the Company's indebtedness to total capitalization was 85 percent. The Company may incur additional indebtedness to, among other things, fund operations, capital expenditures, future acquisitions or share repurchases.

     The Company's management believes that cash provided by operating activities, future borrowings and its ability to issue securities will be sufficient to fund its operations and to meet payment requirements under its Term Loans and the Revolving Credit Facility of the Credit Agreement. However, a decline in cash provided by operating activities, which could result from factors beyond the Company's control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition, could impair the Company's ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

ACQUISITION STRATEGY

     The Company has grown through, and anticipates that it will continue to grow through, acquisitions of daily and non-daily newspapers and similar publications. Acquisitions may expose the Company to risks, including, without limitation, diversion of management's attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company's earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, executing acquisitions successfully, achieving anticipated synergies, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, free cash flow, borrowings and sales of non-strategic properties. The Company anticipates that it will finance future acquisitions through these same resources. The Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Credit Agreement may limit the Company's ability to make acquisitions.

PRICE AND AVAILABILITY OF NEWSPRINT

     The basic raw material for newspapers is newsprint. In fiscal year 2003, the Company consumed approximately 47,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2003, 2002 and 2001 was $503, $465 and $585, respectively, as reported by the trade publication, PULP AND PAPER WEEKLY. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint purchased from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are generally available to individually-owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and volatile. The Company's average price per ton of newsprint increased approximately eight percent for fiscal year 2003, decreased approximately 22 percent for fiscal year 2002 and increased approximately nine percent for fiscal year 2001, each as compared to the preceding year. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management and advertising and circulation price increases. In fiscal year 2003, the Company's newsprint cost (excluding paper consumed in the Company's commercial printing operations) was approximately six percent of the Company's newspaper revenues.

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

RECONCILIATION OF CERTAIN NON-GAAP FINANCIAL MEASURES

     Journal Register Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate the Company's results from operations in a more meaningful manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company's operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its field operations.

     Journal Register Company calculates EBITDA as operating income plus depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes. The Company's cash income taxes prior to 2001 were reduced substantially as a result of the utilization of net operating loss carryforwards. Adjusted net income excludes gains on sales of properties and the reversal of certain tax accruals and other one-time charges, while net income as adjusted, and after impact of SFAS 142 further excludes amortization of goodwill and other indefinite-lived intangible assets to reflect the impact of Statement of Financial Accounting Standards ("SFAS") No. 142, which eliminates the amortization of goodwill and other indefinite-lived intangibles, as if it had been adopted at the beginning of fiscal year 2001. Journal Register Company adopted SFAS No. 142 at the beginning of fiscal year 2002.

     These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, Journal Register Company's calculations of these measures may or may not be consistent with the calculations of these measures by other companies.

     The tables below provide reconciliations of the differences between (i) net income and EBITDA, (ii) net income and free cash flow and (iii) net income and adjusted net income, in each case for fiscal years 1999 through 2003, and the difference between net income and net income, as adjusted, after impact of SFAS 142 for fiscal years 2001 through 2003.

(DOLLARS IN THOUSANDS, EXCEPT                   DEC. 28,       DEC. 29,     DEC. 30,      DEC. 31,     DEC. 26,
PER SHARE AMOUNTS)                                2003           2002         2001         2000         1999
------------------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME
TO EBITDA AND FREE CASH FLOW:

Net Income                                      $ 71,990       $ 49,227     $ 78,132      $ 169,381    $ 47,665
Deduct:
      Gains on sales of operations                  --             --         32,212        180,720         --
Add-back:
      Equity interest                               --             --          1,313          1,624         226
      Provision for income taxes                   6,120         27,444       10,818         90,951      31,694
      Net interest expense and other              15,627         23,677       30,490         48,020      52,347
                                             ------------    -----------    ---------    -----------  -----------
Operating Income                                  93,737        100,348       88,541        129,256     131,932
                                             ------------    -----------    ---------    -----------  -----------
      Depreciation and amortization               15,447         14,927       26,317         27,616      28,798
                                             ------------    -----------    ---------    -----------  -----------
EBITDA                                           109,184        115,275      114,858        156,871     160,730
                                             ------------    -----------    ---------    -----------  -----------
EBITDA MARGIN                                      26.9%          28.3%        29.1%          33.8%       34.2%
                                             ------------    -----------    ---------    -----------  -----------
Deduct:
      Capital expenditures (1)                    15,129         13,010       10,857          9,955      17,438
      Interest expense                            14,663         23,568       30,490         48,020      52,347
      Cash income taxes (2)                       20,476         17,066       16,375         12,195       3,574
                                             ------------    -----------    ---------    -----------  -----------
Free Cash Flow, as adjusted                    $  58,916      $  61,631     $ 57,136       $ 86,701    $ 87,371
Free Cash Flow, as adjusted, per
   diluted share                               $    1.41      $    1.46     $   1.34       $   1.91    $   1.86
-------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO ADJUSTED NET INCOME:
Net Income                                     $  71,990      $  49,227     $ 78,132       $ 169,381   $ 47,665
Adjustments:
      Reversal of tax accruals                   (22,756)        (1,172)      (1,825)         (7,993)       --
      Special charge, net of tax                     553            --           --              --         --
      Gains on sale of operations, net of tax        --             --       (42,128)       (112,934)       --
                                             ------------    -----------    ---------    -----------  -----------
Net Income, as adjusted                        $  49,787      $  48,055     $ 34,179       $  48,454   $ 47,665
                                             ------------    -----------    ---------    -----------  -----------
Net Income, as adjusted, per diluted share     $    1.19      $    1.14     $   0.80       $    1.07   $   1.02
                                             ------------    -----------    ---------    -----------  -----------
Add-back:
     Impact of SFAS 142, Amortization of
     Goodwill, after-tax                             --            --          9,965
                                             ------------    -----------    ---------
Net Income, as adjusted, and after impact
   of SFAS 142                                 $  49,787      $  48,055     $ 44,143
Net Income, as adjusted, and after impact
   of SFAS 142, per diluted share              $    1.19      $    1.14     $   1.03
-------------------------------------------------------------------------------------------------------------------

(1) Excludes capital expenditures associated with the Company's printing facility in Exton, Pennsylvania (Journal Register Offset), which were $22.8 million, $10.8 million and $1.8 million in fiscal years 2001, 2000 and 1999, respectively, and the related capitalized interest of $1.3 million in fiscal year 2001 and $601,000 in fiscal year 2000. Such amounts have been excluded due to the large and non-recurring nature of the Exton project.

(2) Cash income taxes reflect the cash income taxes presented on the Company's Consolidated Statements of Cash Flows, with the following exceptions: (i) in fiscal year 2000, cash income taxes exclude $20.3 million of cash income taxes paid on the gain on sale of properties; (ii) in fiscal year 2001, cash taxes were increased to include $4.4 million of cash income taxes paid in fiscal year 2000, which were applied to cash income taxes payable in fiscal year 2001 (such amount was also included in fiscal year 2000 cash income taxes); (iii) in fiscal year 2002, cash income taxes exclude the effect of the $4.0 million tax benefit related to the Company's pension contribution and excludes approximately $174,000 paid in fiscal year 2002 that related to prior years; and (iv) in fiscal year 2003, cash income taxes excludes the effect of the $298,000 tax benefit arising from the special charge related to a potential acquisition, excludes approximately $559,000 paid in fiscal year 2003 that related to prior years and includes approximately $278,000 related to fiscal year 2003 to be paid in fiscal year 2004.

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

     As of December 28, 2003, the Company had in place no-cost collars with an aggregate notional amount of $153 million, which became effective in October 2002 for a two-year term. On October 10, 2002, the Company entered into additional interest rate collars ("Additional Collars") which became effective on January 29, 2003 for a two-year term. The Additional Collars are for a notional amount of $150 million.

     Assuming a 10 percent increase or reduction in interest rates for the year ended December 28, 2003, the effect on the Company's pre-tax earnings would have been approximately $0.6 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Debt and Derivative Activity."

     Newsprint, which is the principal raw material for the Company's newspapers, is exposed to commodity price changes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Price and Availability of Newsprint."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS:                                                       PAGE

Report of Independent Auditors.............................................  36
Consolidated Balance Sheets................................................  37
Consolidated Statements of Income..........................................  38
Consolidated Statements of Stockholders' Equity............................  39
Consolidated Statements of Cash Flows......................................  40
Notes to Consolidated Financial Statements.................................  41

FINANCIAL STATEMENT SCHEDULE:

Schedule II  - Valuation and Qualifying Accounts...........................  57

     All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Journal Register Company



We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company, as of December 28, 2003 and December 29, 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other indefinite-lived intangible assets.



                                                /s/ ERNST & YOUNG LLP




MetroPark, New Jersey
January 27, 2004

                            JOURNAL REGISTER COMPANY
                          CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS
FISCAL YEAR ENDED                                   DEC. 28, 2003        DEC. 29, 2002
===========================================================================================
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                            $         31         $        33
Accounts receivable, less allowance for doubtful
    accounts of $5,785 and $6,388, respectively            43,591              48,101
Inventories                                                 6,597               6,869
Deferred income taxes                                       3,719               4,208
Other current assets                                        4,149               6,172
-------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       58,087              65,383
-------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land                                                       10,720              10,408
Buildings and improvements                                 76,759              71,356
Machinery and equipment                                   174,519             170,297
Construction in progress                                    7,413               5,568
-------------------------------------------------------------------------------------------
TOTAL                                                     269,411             257,629
Less accumulated depreciation                           (143,398)           (131,949)
-------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                         126,013             125,680
-------------------------------------------------------------------------------------------
INTANGIBLE AND OTHER ASSETS:
Goodwill                                                  491,833             491,385
Other intangible assets, net of accumulated
   amortization of $9,654 and $8,269, respectively         14,500              15,885
Other assets                                                2,627               3,370
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                           $  693,060          $  701,703
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                   $   37,853           $  32,912
Accounts payable                                            9,454              11,942
Accrued interest                                            2,062               2,446
Deferred subscription revenue                              10,614              10,514
Accrued salaries and vacation                               6,455               6,472
Fair market value of hedges                                 2,483               5,162
Other accrued expenses and current liabilities             14,564              15,533
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  83,485              84,981
-------------------------------------------------------------------------------------------

Senior debt, less current maturities                      380,492             450,457
Deferred income taxes                                      47,379              39,350
Accrued retiree benefits and other liabilities             19,462              18,373
Income taxes payable                                       89,898             112,421

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share, 300,000,000
    shares authorized, 48,437,581 issued at December
    28, 2003 and December 29, 2002                            484                 484
Additional paid-in capital                                359,359             358,242
Accumulated deficit                                     (167,426)           (239,416)
-------------------------------------------------------------------------------------------
                                                          192,417             119,310
-------------------------------------------------------------------------------------------
Less treasury stock
    6,837,948 shares and 6,815,197 shares,
    respectively, at cost                               (100,817)           (100,074)
Accumulated other comprehensive loss, net of tax         (19,256)            (23,115)
-------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                       72,344             (3,879)
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   693,060           $ 701,703
===========================================================================================

                            SEE ACCOMPANYING NOTES.

                                                JOURNAL REGISTER COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME


IN THOUSANDS, EXCEPT PER SHARE DATA
FISCAL YEAR ENDED                       Dec. 28, 2003     Dec. 29, 2002     Dec. 30, 2001
===========================================================================================
REVENUES:
Advertising                              $  298,986         $  297,056       $  287,859
Circulation                                  90,034             91,123           87,737
-------------------------------------------------------------------------------------------
Newspaper revenues                          389,020            388,179          375,596
Commercial printing and other                16,966             19,575           18,809
-------------------------------------------------------------------------------------------
TOTAL                                       405,986            407,754          394,405
-------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Salaries and employee benefits              155,355            150,614          140,522
Newsprint, ink and printing charges          31,181             32,023           37,741
Selling, general and administrative          51,932             52,976           47,810
Depreciation and amortization                15,447             14,927           26,317
Other                                        58,334             56,866           53,474
-------------------------------------------------------------------------------------------
                                            312,249            307,406          305,864
-------------------------------------------------------------------------------------------
OPERATING INCOME                             93,737            100,348           88,541
-------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Net interest expense and other             (15,627)           (23,677)         (30,490)
Gains on sales of newspaper properties         --                 --             32,212
-------------------------------------------------------------------------------------------
Income before income taxes and equity
   interest                                  78,110             76,671           90,263
Provision for income taxes                    6,120             27,444           10,818
-------------------------------------------------------------------------------------------
Income before equity interest                71,990             49,227           79,445
Equity interest                                --                  --           (1,313)
-------------------------------------------------------------------------------------------
NET INCOME                                $  71,990         $   49,227       $   78,132
===========================================================================================
NET INCOME PER COMMON SHARE:
Basic                                        $ 1.75             $ 1.18           $ 1.85
Diluted                                      $ 1.72             $ 1.16           $ 1.83
-------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic                                        41,245             41,576           42,273
Diluted                                      41,834             42,323           42,654
-------------------------------------------------------------------------------------------

                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        ADDITIONAL     OTHER                                    TOTAL
                                               COMMON    PAID-IN   COMPREHENSIVE   ACCUMULATED    TREASURY  STOCKHOLDERS'
DOLLARS IN THOUSANDS (EXCEPT SHARES)           STOCK     CAPITAL   INCOME (LOSS)     DEFICIT       STOCK       EQUITY
==========================================================================================================================
BALANCE AS OF DECEMBER 31, 2000                $ 484     $  358,268      -         $  (366,775)  $ (47,703)    $(55,726)
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                               78,132                   78,132
Minimum pension liability adjustment,
    net of tax benefit of $572                                             (809)                                   (809)
Mark to market adjustment of fully effective
    hedges, net of tax benefit of $2,000                                 (3,715)                                 (3,715)
--------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                                      $ 73,608
--------------------------------------------------------------------------------------------------------------------------
Purchase of 3,362,200 shares of
    treasury stock                                                                                 (54,274)     (54,274)
Exercise of stock options for common stock                      (5)                                     199          194
--------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 30, 2001                  484        358,263      (4,524)      (288,643)   (101,778)     (36,198)
--------------------------------------------------------------------------------------------------------------------------
                                                                                         49,227                   49,227
Net income
Minimum pension liability adjustment,
    net of tax benefit of $11,486                                       (18,956)                                (18,956)
Mark to market adjustment of fully effective
    hedges, net of tax expense of $189                                       365                                     365
--------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                                       $30,636
--------------------------------------------------------------------------------------------------------------------------
Purchase of 5,000 shares of treasury stock                                                             (85)         (85)

Exercise of stock options for common stock                     (21)                                   1,789        1,768
--------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 29, 2002                  484        358,242     (23,115)      (239,416)   (100,074)      (3,879)
--------------------------------------------------------------------------------------------------------------------------
                                                                                         71,990                   71,990
Net income
Minimum pension liability adjustment,
    net of tax benefit of $271                                             1,976                                   1,976
Mark to market adjustment of fully effective
    hedges, net of tax expense of $796                                     1,883                                   1,883
--------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                                     $  75,849
--------------------------------------------------------------------------------------------------------------------------
Purchase of 520,100 shares of treasury stock                                                        (7,905)      (7,905)


Exercise of stock options for common stock                     (95)                                   7,162        7,067
Tax benefit from stock option exercises                       1,212                                                1,212
--------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 28, 2003                 $484       $359,359    $(19,256)    $ (167,426)  $(100,817)    $  72,344
==========================================================================================================================

                             SEE ACCOMPANYING NOTES.

                                                 JOURNAL REGISTER COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



DOLLARS IN THOUSANDS
FISCAL YEAR ENDED                       DEC. 28, 2003     DEC. 29, 2002     DEC. 30, 2001
===========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $ 71,990          $ 49,227          $ 78,132
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
Provision for losses on accounts
     receivable                               3,830             5,025             4,585
Depreciation expense                         14,062            13,679            12,069
Amortization expense                          1,385             1,248            14,248
Net gain (loss) on disposal of
     property, plant and equipment              --              (728)              (16)
Loss on equity investment                       --                --              1,313
Gains on sales of newspaper properties          --                --           (32,212)
Accrued retiree benefits and other
     non-current liabilities                  1,089          (12,692)           (2,052)
Provision for deferred income taxes           7,989            14,474             6,587
Changes in operating assets and liabilities:
    Increase (decrease) in accounts
         receivable                             680           (2,405)             1,542
    Decrease in income taxes payable       (21,310)           (1,253)           (7,784)
    Increase (decrease) in other assets
         and liabilities                      1,696           (7,611)             1,254
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES    81,411            58,964            77,666
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                       (15,129)          (13,010)          (34,929)
Net proceeds from sale of property,
    plant and equipment                          28               297                49
Proceeds from sale of newspaper properties       --               --             54,601
Purchases of businesses                       (450)           (8,609)          (77,828)
-------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES      (15,551)          (21,322)          (58,107)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) long-term debt (65,024)          (39,402)            28,136
Exercise of stock options for common stock    7,067             1,768               194
Purchase of Company stock                   (7,905)              (85)          (54,274)
-------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES      (65,862)          (37,719)          (25,944)
-------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents           (2)              (77)           (6,385)
Cash and cash equivalents, beginning
    of year                                      33               110             6,495
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR     $     31          $     33          $    110
===========================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the year for:
    Interest                               $ 15,047         $  24,431         $  32,870
    Income taxes                           $ 20,459         $  13,219         $  12,015

SUPPLEMENTAL DISCLOSURES OF NON-CASH
    ACTIVITIES:
    Comprehensive income (loss) - minimum
       pension liability and mark to market
       hedge adjustments, net of tax       $  3,859         $(18,591)        $  (4,524)

===========================================================================================

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     The accompanying consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). Journal Register Company primarily publishes daily and non-daily newspapers serving markets in Philadelphia and its surrounding areas, Connecticut, the Greater Cleveland area of Ohio, Central New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

     The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods presented. The Company has a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Investments over which the Company does not have voting control but exerts significant influence are accounted for by the equity method. All significant intercompany activity has been eliminated.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and actuarial studies and on other assumptions that are believed to be reasonable and applicable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company re-evaluates its estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable consist primarily of amounts due to the Company from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability of customers to make required payments. The Company uses historical experience as well as current market information in determining this estimate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Credit losses have generally been within management's expectations.

INVENTORIES

     Inventories, consisting of newsprint, ink and supplies, are stated at the lower of cost (primarily first-in, first-out method) or market.

ACCOUNTING FOR STOCK OPTION PLAN

     In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disclosure," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's fiscal year pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS 123 is as follows:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEAR ENDED                                               DEC. 28, 2003      DEC. 29, 2002       DEC. 30, 2001
----------------------------------------------------------------------------------------------------------------------

Net income as reported                                             $ 71,990          $ 49,227            $ 78,132
Add: Stock-based employee compensation expense
   included in reported net income, net of related tax effects          --                --                  --
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                       (2,685)           (3,307)             (4,227)

----------------------------------------------------------------------------------------------------------------------
Pro forma net income                                               $ 69,305         $  45,920           $  73,905
======================================================================================================================

Net income per share:
     As reported:
         Basic                                                      $  1.75         $    1.18           $    1.85
         Diluted                                                    $  1.72         $    1.16           $    1.85
     Pro forma:
         Basic                                                      $  1.68         $    1.10           $    1.75
         Diluted                                                    $  1.66         $    1.09           $    1.73
======================================================================================================================

LONG-LIVED ASSETS

     On December 31, 2001, which was the first day of fiscal year 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." In accordance with SFAS No. 144, the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. The carrying amount of the long-lived asset is reduced by the difference between the carrying amounts and estimated fair value with a corresponding charge to expense. The Company adopted SFAS No. 142 at the beginning of fiscal year 2002.

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

            Buildings and improvements         5 to 30 years
            Machinery and equipment            3 to 30 years

     Intangible assets recorded in connection with the acquisition of newspapers generally consist of the values assigned to subscriber lists, mastheads, non-competition covenants and the excess of cost over the fair value of identifiable net assets of the companies acquired. These assets are carried at the lower of unamortized cost or the amount expected to be recovered by projected future operations after considering attributable general and administration expense and interest on debt allocated to the various newspapers. If, in the opinion of management, impairment in value occurs, any necessary write-downs will be charged to expense in accordance with SFAS No. 142. The balance of intangible assets at December 28, 2003 and December 29, 2002 was comprised principally of debt issuance costs, subscriber lists, non-compete covenants, mastheads and the excess cost over the fair value of identifiable net assets of companies acquired. Intangible assets excluding goodwill and mastheads are being amortized using the straight-line method over a period of their useful life, up to 40 years. Deferred financing cost associated with the Term Loans and the Revolving Credit Facility (as defined in Note 4, Long-Term Debt) is amortized over the terms of such loans.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVENUE RECOGNITION

     Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed in the Company's publications or placed on the Company's Websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

SEGMENT REPORTING

     As of December 28, 2003, the Company published 23 daily newspapers and 236 non-daily publications in the United States. The Company maintains operations and local management in the markets that it serves. Newspapers are distributed through local distribution channels consisting of contract carriers and single copy outlets. The Company conducts business in one operating segment. The operating segment consists of various operations aggregated into one segment because the Company engages in the same essential business activities at each operation and because management believes it helps the reader understand the Company's performance and is consistent with the manner in which the Company's operations are managed. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution systems.

CONCENTRATION OF CREDIT RISK

     In 2003, no single customer accounted for more than one percent of total revenues or two percent of accounts receivable. Approximately 20 percent of the Company's employees are employed under collective bargaining agreements. The Company anticipates that collective bargaining agreements at six newspapers, constituting approximately 20 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2004.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE RISK MANAGEMENT POLICY AND STRATEGY

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and No. 138, specifies the accounting and disclosure requirements for such instruments. In accordance with these pronouncements, as of January 1, 2001, all effective hedges, as defined, are recorded as an asset or liability with a corresponding offset to Other Comprehensive Income ("OCI") in the equity section of the balance sheet. Any ineffective portion of a hedging instrument or trading derivatives would be recorded as an asset or liability with a corresponding charge or credit to the income statement. The information below describes the Company's derivative risk management policy and strategy as required by SFAS 133, as amended.

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

     The Company considers its current IRPAs to be highly effective cash flow hedges. The Company measures the effectiveness of each IRPA quarterly. As specified in SFAS 133, any gain or loss on the effective portion of the IRPA is recorded in OCI and the ineffective portion would be recorded directly to current earnings. Amounts in accumulated OCI are reclassified into earnings in the same period in which the hedged transactions affect earnings. In the event of the early extinguishment of a designated debt obligation, any unrealized gain or loss included in OCI is recognized in the income statement coincident with the extinguishment.

RECLASSIFICATION OF CERTAIN OPERATING EXPENSES

     Certain operating expenses related to certain of the Company's acquisitions have been reclassified in prior periods to conform to the Company's current period financial presentation. The reclassification had no impact on total operating expenses, operating income, or net income.

SELF-INSURANCE

     The  Company is  self-insured  for a portion of its  insurance  costs.  The
Company  analyzes  its  claims   experience  and  consults  with  actuaries  and
administrators in determining an adequate liability for self-insured claims.

3.   INTANGIBLE AND OTHER ASSETS

     Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, however, they are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal year 2001, the Company adopted the amortization provisions of SFAS No. 142 which apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 at the beginning of fiscal year 2002. The required transitional analysis of the Company's goodwill and indefinite-lived intangible assets was completed as of June 30, 2002. The Company has also performed the annual impairment tests as of the first day of the fourth quarter of fiscal year 2003, and a determination was made that such assets were not impaired. Additionally, during fiscal year 2002, the Company finalized certain purchase accounting adjustments and closing costs related to certain of its acquisitions, resulting in a direct reduction of goodwill.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INTANGIBLE AND OTHER ASSETS (CONTINUED)

     Changes in the carrying amounts of intangible assets are as follows:


                                            AS OF DEC. 28, 2003                    AS OF DEC. 29, 2002
                                  ---------------------------------------  ---------------------------------------
                                                ACCUMULATED                             ACCUMULATED
DOLLARS IN THOUSANDS                 GROSS     AMORTIZATION       NET        GROSS     AMORTIZATION       NET
-------------------------------------------------------------------------  ---------------------------------------
INTANGIBLE ASSETS SUBJECT TO
    AMORTIZATION:

Customer and subscriber lists       $ 6,743     $ (4,853)     $  1,890    $   6,743     $  (4,124)      $  2,619

Non-compete covenants                 2,870       (1,686)        1,184        2,870        (1,584)         1,286

Debt issuance costs                   4,573       (3,023)        1,550        4,573        (2,469)         2,104
------------------------------------------------------------------------- -----------------------------------------

Total                              $ 14,186     $ (9,562)     $  4,624    $  14,186     $  (8,177)      $  6,009
------------------------------------------------------------------------- -----------------------------------------

INTANGIBLE ASSETS NOT SUBJECT
    TO AMORTIZATION:
Goodwill                          $ 555,043     $(63,210)     $491,833    $ 554,595     $ (63,210)     $ 491,385
Mastheads                             9,968          (92)        9,876        9,968           (92)         9,876
------------------------------------------------------------------------- -----------------------------------------

Total                             $ 565,011     $(63,302)     $501,709    $ 564,563     $ (63,302)     $ 501,261
------------------------------------------------------------------------- -----------------------------------------

Total Goodwill and
  other intangible assets         $ 579,197     $(72,864)     $506,333    $ 578,749     $ (71,479)     $ 507,270
========================================================================= =========================================

     Identifiable intangible assets include customer and subscriber lists, non-compete covenants and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads. Mastheads are included in other intangible assets on the balance sheet. For fiscal years 2003 and 2002, amortization expense for intangible assets was approximately $1.4 million and $1.3 million, respectively.

     Estimated amortization expense for each of the five succeeding fiscal years for Identifiable intangible assets and other assets is as follows (dollars in thousands):

                2004..........................  $1,384
                2005..........................   1,361
                2006..........................     902
                2007..........................     131
                2008..........................     131
                Thereafter....................     715

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.      INTANGIBLE AND OTHER ASSETS (CONTINUED)

     The changes in the carrying amount of goodwill during fiscal years 2003 and 2002 are as follows:

DOLLARS IN THOUSANDS
--------------------------------------------------------------------------------
Balance as of December 30, 2001                                      $492,349
Goodwill acquired during year                                           3,299
Adjustments/reclassifications related to the purchase of businesses   (4,263)
--------------------------------------------------------------------------------
Balance as of December 29, 2002                                       491,385
--------------------------------------------------------------------------------
Goodwill acquired during year                                             448
--------------------------------------------------------------------------------
Balance as of December 28, 2003                                      $491,833
--------------------------------------------------------------------------------

     The pro forma results of operations for fiscal year 2001, assuming the amortization provisions of SFAS No. 142 were applied retroactively at January 1, 2001, are as follows:


                                              FISCAL YEAR ENDED DEC. 30, 2001
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA        NET    NET INCOME PER SHARE
                                                 INCOME    BASIC      DILUTED
--------------------------------------------------------------------------------

Net income                                        $78.1    $ 1.85     $ 1.83
   Add-back:
   Amortization of goodwill and mastheads,
       net of taxes                                10.0      0.24       0.23
--------------------------------------------------------------------------------
Adjusted net income                               $88.1    $ 2.09      $2.06
--------------------------------------------------------------------------------

Included in other assets is the Company's investment in PowerOne Media, Inc. ("PowerOne"), a provider of classified advertising on the internet. PowerOne was created as a result of the merger in November 2001 between PowerAdz, LLC ("PowerAdz") and AdOne, LLC ("AdOne"). The Company was an investor in AdOne prior to the merger. In the ordinary course of business, the Company has related party sales with PowerOne which amounted to approximately $4.0 million, $4.5 million, and $4.2 million for fiscal years 2003, 2002 and 2001, respectively.

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

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       LONG-TERM DEBT (CONTINUED)

     The Company's long-term debt as of December 28, 2003 and December 29, 2002 was comprised of the following:

                (DOLLARS IN THOUSANDS)          2003           2002
                --------------------------------------------------------

                Term Loan A                   $106,246       $ 138,367
                Term Loan B                    194,899         195,690
                Revolving Credit Facility      117,200         149,312
                --------------------------------------------------------
                Total Long-term debt           418,345         483,369
                Less: current portion         (37,853)        (32,912)
                --------------------------------------------------------
                Total Long-term debt,
                      less current portion    $380,492       $ 450,457
                ========================================================

     The Term Loan A Facility matures on March 31, 2006 and is repayable in quarterly installments that commenced on June 30, 2000. The Term Loan B Facility matures on September 30, 2006 and is repayable in quarterly installments that commenced on June 30, 2000. The remaining aggregate annual maturities payable under the Term Loans by fiscal year are as follows (dollars in thousands):

                2004...........................................$ 37,853
                2005...........................................  86,875
                2006........................................... 176,417

     The Revolving Credit Facility is available until March 31, 2006. Initial availability was $400 million and is reduced by equal consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006, in an aggregate amount for each remaining twelve-month period commencing on the dates set forth below, equal to the amount set forth opposite such date (dollars in thousands):

                June 30, 2002..................................$ 55,000
                June 30, 2003..................................  65,000
                June 30, 2004.................................. 100,000
                June 30, 2005.................................. 180,000

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

     The amounts outstanding under the Credit Agreement bear interest at (i) 1 3/4 percent to 1/2 percent above LIBOR (as defined in the Credit Agreement) or
(ii) 1/2 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 1/2 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the Total Leverage Ratio (as defined in the Credit Agreement) and are reduced as such ratio declines. Capitalized interest during fiscal year 2001 was $1.3 million. There was no capitalized interest during fiscal year 2002 and 2003. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

     An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At December 28, 2003, the Company's commitment fee was 0.25 percent.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       LONG-TERM DEBT (CONTINUED)

     The terms of the Credit Agreement require the Company to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows due to fluctuations in the variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. To fulfill this requirement, the Company participated in certain IRPAs. The Company had IRPAs in effect during 2003 pursuant to which the Company had entered into an interest rate collar hedge ("the collar") on November 9, 2001. The collar establishes an interest rate ceiling ("CAP") and an interest rate floor at no initial cost to the Company.

     The CAP on the Company's collar, which became effective October 29, 2002, is 6.0 percent and the floor averages 2.66 percent. These rates are based on the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. The collar became effective on October 29, 2002 beginning at a notional amount of $170 million. The collar amortizes over two years to a notional aggregate amount of $135 million and terminates on October 29, 2004. On October 10, 2002, the Company entered into additional interest rate Collars ("Additional Collars"). The effective date of the Additional Collars is January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed for its two-year term. Similar to the existing Collar, the Additional Collars establish an interest rate ceiling ("Cap") and an interest rate floor at no initial cost to the Company. The Cap on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuer to compensate for the rate in excess of the 4.0 percent Cap. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuer to compensate for the rate below the floor. From time to time, the Company may enter into additional IRPAs. The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation.

     The IRPAs were fully effective in hedging the changes in cash flows related to the related debt obligation during the years ending December 28, 2003 and December 29, 2002. The total deferred loss reported in other comprehensive income as of December 28, 2003 and December 29, 2002 was approximately $1.5 million and $3.4 million, respectively (net of $1.0 and $1.8 million of deferred taxes, respectively).

     The Company's weighted-average effective interest rate for fiscal year 2003 was approximately 3.2 percent. This interest rate includes the effect of a $2.6 million pre-tax expense realized and reported as a component of interest expense for the Interest Rate Protection Agreements in place during fiscal year 2003. Net interest expense and other includes interest expense of approximately $14.7 million, $23.1 million and $30.7 million for fiscal years 2003, 2002 and 2001, respectively.

     As of December 28, 2003, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $418.3 million, of which $117.2 million was outstanding under the Revolving Credit Facility and $301.1 million was outstanding under the Term Loans. In addition, the Company had approximately $195.3 million of unused Revolving Credit Facility funds, with approximately $131.5 million available at December 28, 2003 pursuant to the terms of the Credit Agreement.

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

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCK PLANS (CONTINUED)

     Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The option price per share of common stock for all other stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100 percent may be exercised. These options generally expire ten years after issuance.

     The following table summarizes the Company's stock option activity for the fiscal years presented:

                                          DEC. 28, 2003                  DEC. 29, 2002                 DEC. 30, 2001
----------------------------------- --------------------------     ---------------------------    -------------------------
                                     NUMBER OF    WEIGHTED-AVERAGE  NUMBER OF    WEIGHTED-AVERAGE  NUMBER OF   WEIGHTED-AVERAGE
                                                   EXERCISE                       EXERCISE                       EXERCISE
                                      OPTIONS        PRICE           OPTIONS        PRICE           OPTIONS        PRICE
----------------------------------- ------------- ------------     ------------- ------------- -- ------------ ------------
Outstanding-beginning of year         5,068,454       $17.82         4,555,673        $17.06       3,968,367       $17.28
Granted                                 743,275        17.63           773,875         21.67         726,075        15.86
Exercised                               497,349        14.21           121,853         14.47          13,535        14.29
Forfeited                               114,968        18.10           139,241         17.47         125,234        17.23
----------------------------------- ------------- ------------     ------------- -------------    ------------ ------------
Outstanding-end of year               5,199,412       $18.13         5,068,454        $17.82       4,555,673       $17.06
=================================== ============= ============     ============= =============    ============ ============

Exercisable at end of year            3,111,879       $18.34         2,873,411        $17.77       2,102,311       $17.93
Weighted-average fair value of
  options granted during the
  year                                    $5.62                          $7.86                         $5.76

     Further information about stock options outstanding at December 28, 2003, as follows:

                                         WEIGHTED- AVERAGE
                                             REMAINING           WEIGHTED-                              WEIGHTED-
 RANGE OF EXERCISE         NUMBER         CONTRACTUAL LIFE   AVERAGE EXERCISE                       AVERAGE EXERCISE
       PRICES            OUTSTANDING          (YEARS)              PRICE        NUMBER EXERCISABLE        PRICE
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$14.00 - 16.00           2,278,575               5.9                $14.90         1,496,823             $14.74
$16.01 - 18.00             745,175               9.2                 17.53            30,300              17.34
$18.01 - 20.00               9,000               9.6                 18.51                 -                  -
$20.01 - 22.50           2,166,662               5.4                 21.74         1,584,756              21.76
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
                         5,199,412               6.2                $18.13         3,111,879             $18.34
===================== ================== =================== ================== =================== ==================

     The Company adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148. Accordingly, the Company discloses pro forma net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 3.02 percent, 4.86 percent and 5.32 percent, and expected common stock market price volatility factors of 0.22, 0.21 and 0.19 for the years 2003, 2002 and 2001, respectively. A seven-year weighted average expected life of each option granted and no dividend yield was assumed.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCK PLANS (CONTINUED)

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

6.       EARNINGS PER COMMON SHARE

     The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

(IN THOUSANDS)                      DEC. 28,           DEC. 29,         DEC. 30,
FISCAL YEAR ENDED                     2003               2002             2001
--------------------------------------------------------------------------------
Weighted-average shares - basic      41,245            41,576             42,273
Effect of dilutive securities:
    Employee stock options              589               747                381
--------------------------------------------------------------------------------
Weighted-average shares - diluted    41,834            42,323             42,654
================================================================================

     Options to purchase the Company's common stock that were not included in the computation of the diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during each of the periods presented below (in thousands, except per share amounts):

                  FISCAL YEAR         OPTIONS          EXERCISE PRICE RANGE
                  -----------         -------          --------------------
                     2003              2,176             $18.00 to $22.50
                     2002              2,199             $21.00 to $22.50
                     2001              1,497             $17.00 to $22.50


7.       PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

     The Company and its subsidiaries maintain a defined benefit pension plan. The benefits are based on years of service and employee compensation, primarily on career average pay. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using assumptions that differ from those used for financial reporting. Assets of the plans consist principally of short-term investments, annuity contracts, equity securities and corporate and U.S. Government obligations. The Company uses information as of September 30 to measure the value of pension plan assets and obligations. Certain of the Company's subsidiaries also provide retiree health and life insurance benefits.

     The fair value of the pension plan assets at the end of year was approximately $87.5 million. Approximately 73 percent of the pension plan assets were invested in equity securities, 24 percent were invested in fixed income securities and 3 percent were invested in cash. The equity investments are diversified across U.S. and non-U.S. stocks. The Company employs a total return investment approach in its investment strategy whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and the Company's financial condition. The long-term rate of return for plan assets is determined by careful

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

consideration of the current asset mix, historical returns and peer data analysis. At this time the Company does not expect to contribute to the pension plan in the next fiscal year. For the post-retirement health and life insurance plans, the Company contributed $406,000 in 2003 and expects to contribute approximately $400,000 in 2004.

     The following table sets forth the plans' funded status and the amount recognized in the Company's consolidated balance sheet:

(DOLLARS IN THOUSANDS)                                   PENSION BENEFITS             OTHER POST-RETIREMENT BENEFITS
-------------------------------------------------------------------------------    ------------------------------------
                                                     2003               2002               2003                2002
-------------------------------------------------------------------------------    ------------------------------------
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation at beginning of year   $      87,275      $     78,562         $     4,210         $     4,988
   Service cost                                      1,947             1,674                   7                   6
   Interest cost                                     5,726             5,632                 268                 356
   Actuarial (gain) loss                             7,312             6,415                  38                (651)
   Benefits paid                                   (5,079)           (5,008)               (406)               (489)
-------------------------------------------------------------------------------    ------------------------------------
   Benefit obligation at end of year         $      97,181      $     87,275         $     4,177         $     4,210
-------------------------------------------------------------------------------    ------------------------------------
CHANGE IN PLAN ASSETS
   Fair value of plan assets at beginning
   of year                                   $      78,646     $      83,973         $        -          $         -
   Actual return (loss) on plan assets              13,819          (11,329)                  -                    -
   Employer contributions                              104            11,010                 406                 489
   Benefits paid                                   (5,079)           (5,008)               (406)               (489)
-------------------------------------------------------------------------------    ------------------------------------
   Fair value of plan assets at end of year  $      87,490     $      78,646         $        -          $        -
-------------------------------------------------------------------------------    ------------------------------------
Reconciliation of funded status
   Funded status                             $     (9,691)    $      (8,629)        $    (4,117)        $    (4,210)
   Unrecognized net:
        Transition (asset)                             (2)              (41)                 -                   -
        Prior service cost                         (1,103)           (1,460)               (159)               (252)
        (Gain) loss                                 33,252            35,088             (2,526)             (2,880)
-------------------------------------------------------------------------------    ------------------------------------
   Net amount recognized                     $      22,456     $      24,958       $     (6,802)        $    (7,342)
===============================================================================    ====================================

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

  (DOLLARS IN THOUSANDS)                                        PENSION BENEFITS                 POST-RETIREMENT BENEFITS
----------------------------------------------------------------------------------------   -----------------------------------
                                                                  2003             2002              2003                2002
----------------------------------------------------------------------------------------   -----------------------------------
  AMOUNTS RECOGNIZED IN STATEMENT OF FINANCIAL
   POSITION
  Accrued benefit liability                                 $  (7,662)        $ (6,865)         $ (6,802)         $   (7,342)
  Accumulated other comprehensive loss                          30,118           31,823               N/A                 N/A
----------------------------------------------------------------------------------------   ----------------------------------
  Net amount recognized                                     $   22,456         $ 24,958         $ (6,802)         $   (7,342)
----------------------------------------------------------------------------------------   ----------------------------------
  SEPARATE DISCLOSURES FOR PENSION PLANS WITH
   ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN
   ASSETS
  Projected benefit obligation at end of year               $   97,181         $ 87,275               N/A                 N/A
  Accumulated benefit obligation at end of year             $   95,152         $ 85,511               N/A                 N/A
  Fair value of assets at end of year                       $   87,490         $ 78,646               N/A                 N/A

----------------------------------------------------------------------------------------   -----------------------------------
  COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost                                              $    1,947         $  1,674           $     7           $       6
  Interest cost                                                  5,726            5,632               268                 356
  Expected return on plan assets                               (6,853)          (7,764)                 -                   -
   Amortization of net:
       Transition obligation                                      (39)             (39)                 -                   -
       Prior service cost                                        (356)            (356)              (93)                (93)
       (Gain)/loss                                               2,180               87             (326)               (309)
----------------------------------------------------------------------------------------   -----------------------------------
Net periodic benefit expense                                $    2,605         $  (766)          $  (144)          $     (40)
----------------------------------------------------------------------------------------   -----------------------------------
There were no business combinations, curtailments, or settlements reflected in 2003 or 2002.

COMPONENTS OF OTHER  COMPREHENSIVE (INCOME)/LOSS
   Decrease in intangible asset                             $       -          $      -               N/A                 N/A
   (Decrease) Increase in additional minimum liability         (1,705)           30,442               N/A                 N/A
----------------------------------------------------------------------------------------   -----------------------------------
OTHER COMPREHENSIVE (INCOME)/LOSS                           $  (1,705)         $ 30,442               N/A                 N/A
----------------------------------------------------------------------------------------   -----------------------------------
ACTUARIAL ASSUMPTIONS
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
BENEFIT OBLIGATIONS AT SEPTEMBER 30
   Discount rate                                                 6.25%            6.75%             6.25%               6.75%
   Rate of compensation increase                                 3.00%            3.00%             3.00%               3.00%
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
PERIODIC BENEFIT COSTS FOR FISCAL YEARS ENDED
DECEMBER 28, 2003 AND DECEMBER 29, 2002
   Discount rate
          Used for current fiscal year expense                   6.75%            7.50%             6.75%               7.50%
          Used for next fiscal year expense                      6.25%            6.75%             6.25%               6.75%
   Expected Return on Plan Assets
          Used for current fiscal year expense                   9.00%            9.50%               N/A                 N/A
          Used for next fiscal year expense                      8.50%            9.00%               N/A                 N/A
   Rate of Compensation Increase                                 3.00%            3.00%             3.00%               3.00%
ASSUMED HEALTHCARE COST TREND RATES AT DECEMBER 28,
2003 AND DECEMBER 29, 2002
   Healthcare Cost Trend Rate Assumed for Next Year
     (Initial Rate)                                                N/A              N/A            10.00%               6.50%
   Rate to Which the Cost Trend Rate is Assumed to
     Decline (Ultimate Rate)                                       N/A              N/A             5.25%               6.50%
   Year that the Rate Reaches the Ultimate Rate                    N/A              N/A              2009                2002

                           JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)


  (DOLLARS IN THOUSANDS)                                        PENSION BENEFITS           POST-RETIREMENT BENEFITS
-------------------------------------------------------------------------------------   ----------------------------
                                                         2003             2002            2003            2002
-------------------------------------------------------------------------------------   ----------------------------
EFFECTS OF A CHANGE IN THE ASSUMED RATE OF
INCREASE IN HEALTH BENEFIT COSTS
Effect of a one percent increase on:
   Total of service cost and interest cost                N/A             N/A            $    26        $    35
   Post-retirement benefit obligation                     N/A             N/A            $   317        $   381
Effect of a one percent decrease on:
   Total of service cost and interest cost                N/A             N/A            $  (22)       $   (30)
   Post-retirement benefit obligation                     N/A             N/A            $ (279)       $  (326)


     The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants' salaries and amounted to approximately $636,300, $632,700 and $570,800 in fiscal years 2003, 2002 and 2001, respectively. The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $116,000, $148,000 and $180,300 in fiscal years 2003, 2002 and 2001, respectively.

     Recent legislation enacted on December 8, 2003, provides for an expansion of Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company's retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the impact of the new Medicare provisions is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about certain of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters.

8.       INCOME TAXES

     The annual provision for taxes on income, in thousands, is as follows:

FISCAL YEAR ENDED                      DEC. 28, 2003      DEC. 29, 2002      DEC. 30, 2001
------------------------------------------------------------------------------------------
Current tax expense (benefit):
   Federal                                $ (3,775)           $ 11,757          $  4,484
   State
                                             1,906               1,213             (253)
------------------------------------------------------------------------------------------
Total current tax expense (benefit)         (1,869)             12,970             4,231
------------------------------------------------------------------------------------------
Deferred tax expense:
   Federal                                   5,946              13,472             5,450
   State                                     2,043               1,002             1,137
------------------------------------------------------------------------------------------
Total deferred tax expense                   7,989              14,474             6,587
------------------------------------------------------------------------------------------
Total provision for taxes                $   6,120            $ 27,444          $ 10,818
==========================================================================================

                           JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.      INCOME TAXES (CONTINUED)

     The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense, in thousands for the years presented, is as follows:

FISCAL YEAR ENDED                                                 Dec. 28, 2003       Dec. 29, 2002      Dec. 30, 2001
-----------------------------------------------------------------------------------------------------------------------
Tax at U.S. statutory rates                                   $       27,339            $   26,835          $  31,592
State taxes, net of federal tax benefit                                2,566                 1,439                575
Tax basis in excess of book basis on sales of properties                   -                     -           (21,182)
Reversal of excess tax accruals                                     (22,756)               (1,172)            (1,825)
Non-deductible goodwill amortization                                       -                     -              1,982
Other                                                                (1,029)                   342              (324)
-----------------------------------------------------------------------------------------------------------------------
Total                                                         $        6,120            $   27,444          $  10,818
=======================================================================================================================

     The Company realized state tax benefits in connection with the utilization of state net operating loss carryforwards as follows: $1.9 million in 2003, none in 2002 and $0.2 million in 2001. Based upon current state statutory rates, the Company may have $6.7 million of future tax benefits. However, based upon an assessment of the likelihood of the future utilization of such losses, the Company has reduced such tax benefits by a valuation allowance of approximately $3.7 million at December 28, 2003. The state net operating loss carryforwards expire in various years through 2022.

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets, in thousands, are as follows:


FISCAL YEAR ENDED                           DEC. 28, 2003        DEC. 29, 2002
------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment             $ 16,628           $ 15,291
     Intangibles                                 43,166             33,557
     Retiree benefits                             5,721              6,941
------------------------------------------------------------------------------
Total deferred tax liabilities                   65,515             55,789
------------------------------------------------------------------------------

Deferred tax assets:
     State net operating loss carryforwards       6,678             7,082
     Other comprehensive income                  13,344            13,869
     Other                                        5,580             4,935
------------------------------------------------------------------------------
Total deferred tax assets                        25,602            25,886
Valuation allowance                             (3,747)           (5,239)
------------------------------------------------------------------------------
Net deferred tax assets                          21,855            20,647
------------------------------------------------------------------------------
Net deferred tax liabilities                   $ 43,660          $ 35,142
==============================================================================

     The Company's valuation allowances for deferred tax assets decreased by $1.5 million in fiscal year 2003. The Company's federal income tax returns have not been examined by the Internal Revenue Service.

9.       COMMITMENTS AND CONTINGENCIES

     The Company leases office space, production facilities, warehouse space, and equipment under noncancellable operating leases. These leases contain several renewal options for periods of up to five years. The Company's future minimum lease payments under noncancellable operating leases at December 28, 2003 are as follows (dollars in thousands):

                           JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       COMMITMENTS AND CONTINGENCIES (CONTINUED)


        2004.................................................$2,027
        2005..................................................1,509
        2006..................................................1,229
        2007....................................................833
        2008....................................................704
        Thereafter............................................1,169


     Total rent expense was $2.9 million, $3.0 million, and $3.1 million for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

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

     On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper serving North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro. The total purchase price was not material relative to the Company's total revenues or assets.

     In fiscal year 2002, the Company completed three strategic acquisitions. On March 18, 2002, the Company completed the acquisition of the assets of News Gleaner Publications, Inc. and Big Impressions Web Printing, Inc., which are based in Northeast Philadelphia, Pennsylvania. This acquisition includes eight weekly newspapers serving Northeast Philadelphia, seven monthly publications serving Montgomery County, Pennsylvania, and a commercial printing operation. On March 22, 2002, the Company completed the acquisition of the assets of the Essex, Connecticut-based Hull Publishing, Inc. This acquisition includes one weekly newspaper and two annually produced magazines. On October 14, 2002, the Company completed the acquisition of seven weekly newspapers serving Delaware County, Pennsylvania.

     In fiscal year 2001, the Company completed five strategic acquisitions. On January 31, 2001, the Company completed the acquisition of the Pennsylvania and New Jersey newspaper operations from Chesapeake Publishing Corporation's Mid-Atlantic Division. This acquisition included 13 non-daily publications. On June 7, 2001, the Company completed the acquisition of the Montgomery Newspaper Group`s community newspaper and magazine operations, a group of 24 non-daily publications, which is based in Fort Washington, Pennsylvania, from Metroweek Corporation. On August 1, 2001, the Company completed the acquisition of the assets of Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York. Roe Jan publishes two non-daily publications. On September 14, 2001, the Company completed the acquisition of the assets of THE REPORTER, a daily newspaper based in Lansdale, Pennsylvania. On October 25, 2001, the Company completed the acquisition of THE LITCHFIELD COUNTY TIMES, a weekly newspaper based in New Milford, Connecticut. The acquisition also included three lifestyle magazines serving Litchfield and Fairfield counties in Connecticut and Westchester County, New York.

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

                           JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for years ended December 28, 2003 and December 29, 2002:

                                                 FIRST             SECOND              THIRD             FOURTH
(IN THOUSANDS, EXCEPT PER SHARE DATA)           QUARTER            QUARTER            QUARTER            QUARTER
-------------------------------------------------------------------------------------------------------------------

2003(1)
-------
Revenues                                     $     96,632       $   104,160        $   100,806       $     104,388
Operating income                                   19,348            25,913             21,851              26,625
Net income                                          9,803            13,931             31,864              16,392

Net income per common share:
     Basic                                   $       0.24       $      0.34        $      0.77       $        0.40
     Diluted                                 $       0.24       $      0.34        $      0.76       $        0.39


2002(1)
-------
Revenues                                     $     96,633       $   105,843        $   100,457       $     104,821
Operating income                                   21,118            28,434             23,199              27,597
Net income                                          9,232            13,818             11,930              14,247

Net income per common share:
     Basic                                   $       0.22       $      0.33        $      0.29       $        0.34
     Diluted                                 $       0.22       $      0.33        $      0.28       $        0.34

-------------------------------------------------------------------------------------------------------------------

     (1) The amounts reported above include operating results of acquisitions and dispositions for the period the operations were owned by the Company (see Note 10, Acquisitions and Dispositions).

                            JOURNAL REGISTER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                      BALANCE AT                            CHARGED/                        BALANCE AT
                                      BEGINNING                           (CREDITED) TO                       END OF
            DESCRIPTION               OF PERIOD        ADJUSTMENTS(1)        INCOME        DEDUCTIONS(2)      PERIOD
------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 28, 2003
Allowance for doubtful accounts       $ 6,388         $        13       $    3,830         $  4,446         $  5,785
Valuation allowance for deferred
   tax assets                           5,239                   -           (1,492) (3)          -             3,747

YEAR ENDED DECEMBER 29, 2002
Allowance for doubtful accounts       $ 6,365         $       315       $    5,025         $  5,317          $ 6,388
Valuation allowance for deferred
   tax assets                           4,995                  -               244               -             5,239
YEAR ENDED DECEMBER 30, 2001
Allowance for doubtful accounts       $ 3,443         $       656      $     4,585         $  2,319          $ 6,365
Valuation allowance for deferred
   tax assets                           1,954                   -            3,041               -             4,995
-------------------------------------------------------------------------------------------------------------------


(1) Allowance for doubtful account adjustments related to acquisitions and dispositions in the respective periods presented. See Note 10 to the consolidated financial statements for discussion of acquisitions and dispositions.

(2) Includes the write-off of uncollectible accounts in the respective periods presented.

(3) Reflects a reversal of a valuation allowance for state net operating loss carryforwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Subsequent to the end of fiscal year 2003, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting, (ii) circulation management applications and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company's internal and disclosure controls and its operating efficiencies. Deployment of the financial applications is expected to be completed by the end of fiscal year 2004, and deployment of the advertising and circulation management applications is expected to occur thereafter. The Company does not anticipate any adverse effect on its internal and disclosure controls during the deployment phase.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to executive officers of the Company is presented in Part I of this Report under the caption "Executive Officers of the Registrant."

     The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information appearing under the caption "Executive Compensation" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information appearing under the caption "Security Ownership of Beneficial Owners and Management and Related Stockholder Matters" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under the caption "Certain Transactions" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information appearing under the caption "Ratification of the Selection of Independent Auditors" in the 2004 Proxy Statement is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(c)  INDEX TO EXHIBITS.

     The following is a list of all Exhibits filed as part of this Report:

      EXHIBIT NO.                   DESCRIPTION OF EXHIBIT

    *2.1       Master Agreement,  dated as of May 17, 1998, by and among each of the  persons  listed on Annex A and Annex B  thereto,  Richard G.
               Schneidman, as Designated Stockholder,  and the Company (filed as
               Exhibit 99.2 to the Company's Current Report on Form 8-K/A, dated
               June 30, 1998, File No. 1-12955).
    *3.1       Amended  and  Restated  Certificate  of  Incorporation  (filed as
               Exhibit 3(i) to the Company's Form 10-Q/A Amendment No. 1 for the
               fiscal  quarter ended June 30, 1997,  File No. 1-12955 (the "June
               1997 Form 10-Q")).
    *3.2       Amended  and  Restated  By-laws  (filed as  Exhibit  3(ii) to the
               Company's  Form 10-Q for the fiscal  quarter ended  September 30,
               1999, File No. 1-12955 (the "September 1999 Form 10-Q)).
    *4.1       Company  Common  Stock  Certificate  (filed  as  Exhibit  4.1 the
               Company's  Registration  Statement on Form S-1,  Registration No.
               333-23425 (the "Form S-1")).
    *4.2       Rights  Agreement  dated as of July 17, 2001  between the Company and the Bank of New York,  as Rights  Agent (filed as Exhibit 4.1 to the Company's Report on Form 8-K dated July 18, 2001, File No.
               1-12955).
   *10.1(a)    1997 Stock  Incentive Plan (filed  as  Exhibit 10.2  to  the June
               1997 Form 10-Q).+
   *10.1(b)    Amendment to  the 1997  Stock Incentive  Plan. (filed as  Exhibit
               10.1(b) to the Company's Form 10-K for fiscal year 2001, File No.
               1-12955 (the "2001 Form 10-K). +
   *10.2       Management  Bonus Plan  (filed as  Exhibit  10.3 to the June 1997
               Form 10-Q). +
   *10.3       Supplemental  401(k)  Plan  (filed  as  Exhibit  10.4 to the Form
               S-1). +
   *10.4       Registration  Rights  Agreement  by and  among  Journal  Register
               Company,  Warburg,  Pincus Capital Company, L.P., Warburg, Pincus
               Capital Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as  Exhibit  10.6 to the  June  1997  Form  10-Q).
   *10.5       Credit  Agreement  among Journal  Register  Company,  each of the banks  and  other  financial  institutions  that  is a  signatory thereto or which,  pursuant  to Section  2.01 (c) or Section  (b)
               thereto,  becomes a "Lender"  thereunder and the Chase  Manhattan
               Bank, as  administrative  agent for the lenders (filed as Exhibit
               10.7 to the September 1999 Form 10-Q).
   *10.6       Executive  Incentive  Compensation Plan (filed as Exhibit 10.7 to the 2001 Form 10-K). +
   *10.7       Employment  Agreement by and between Journal Register Company and
               Robert M. Jelenic dated March 5, 2003. +
   *10.8       Employment  Agreement by and between Journal Register Company and
               Jean B. Clifton dated March 5, 2003. +
  **21.1       Subsidiaries of Journal Register Company.
  **23.1       Consent of Ernst & Young LLP.
  **24         Power of Attorney (appears on signature page).
  **31.1       Certification  of Principal  Executive  Officer  pursuant  to  18
               U.S.C.  Section 1350,  as adopted  pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  **31.2       Certification  of  Principal  Financial  Officer  pursuant  to 18
               U.S.C.  Section 1350,  as adopted  pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.
  **32         Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 ------------------
   +    Management contract or compensatory plan or arrangement.
   *    Incorporated by reference.
   **   Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 12th day of March 2004.

                        JOURNAL REGISTER COMPANY

                        By:  /S/ ROBERT M. JELENIC
                             --------------------------
                             Robert M. Jelenic
                             Chairman, President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on the 12th day of March 2004.

        SIGNATURE                              TITLE(S)

/S/ ROBERT M. JELENIC          Chairman, President, Chief Executive Officer and
-----------------------        Director (Principal Executive Officer)
Robert M. Jelenic


/S/ JEAN B. CLIFTON            Executive Vice President, Chief Financial Officer
-----------------------        (Principal Financial and Accounting Officer) and
Jean B. Clifton                Director


/S/ JOHN L. VOGELSTEIN
-----------------------
John L. Vogelstein             Director

/S/ ERROL M. COOK
-----------------------
Errol M. Cook                  Director

/S/ JAMES W. HALL
-----------------------
James W. Hall                  Director

/S/ JOSEPH A. LAWRENCE
-----------------------
Joseph A. Lawrence             Director

/S/ GARY D. NUSBAUM
-----------------------
Gary D. Nusbaum                Director

/S/ BURTON B. STANIAR
-----------------------
Burton B. Staniar              Director