Form 10-Q
period 2004-03-28
JOURNAL REGISTER CO
filed 2004-05-07
CIK 1035815

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 28, 2004

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 41,941,577 shares outstanding (exclusive of treasury shares) as of April 28, 2004.

===============================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q




PART I.    FINANCIAL INFORMATION                                     PAGE NO.
-------    ---------------------                                     --------

    Item 1     Financial Statements (Unaudited):

               Condensed Consolidated Balance Sheets...................1

               Condensed Consolidated Statements of Income.............2

               Condensed Consolidated Statements of Cash Flows.........3

               Notes to Condensed Consolidated Financial Statements....4

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................10

    Item 3.    Quantitative and Qualitative Disclosures About
               Market Risk............................................18

    Item 4     Controls and Procedures................................18


PART II.   OTHER INFORMATION
--------   ------------------

    Item 6     Exhibits and Reports on Form 8-K.......................19

    Signature  .......................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


DOLLARS IN THOUSANDS                                                                  MARCH 28,       DECEMBER 28,
FISCAL PERIOD ENDED                                                                    2004              2003
-------------------------------------------------------------------------------------------------------------------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                                       $         31         $      31
  Accounts receivable, less allowance for doubtful
    accounts of $6,400 and $5,785 respectively                                          42,331            43,591
  Inventories                                                                            6,302             6,597
  Deferred income taxes                                                                  3,828             3,719
  Other current assets                                                                   6,054             4,149
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                    58,546            58,087
-------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                  10,720            10,720
  Buildings and improvements                                                            76,766            76,759
  Machinery and equipment                                                              175,948           174,519
  Construction in progress                                                               8,061             7,413
-------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTY, PLANT AND EQUIPMENT                                                    271,495           269,411
Less accumulated depreciation                                                         (146,718)         (143,398)
-------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                      124,777           126,013
-------------------------------------------------------------------------------------------------------------------
INTANGIBLE AND OTHER ASSETS:
  Goodwill                                                                             491,869           491,833
  Other intangible assets, net of accumulated amortization
    of $10,000 and $9,654, respectively                                                 14,625            14,500
  Other assets                                                                           2,422             2,627
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $692,239         $ 693,060
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                $ 38,696           $37,853
  Accounts payable                                                                       9,600             9,454
  Accrued interest                                                                       2,030             2,062
  Deferred subscription revenue                                                         11,269            10,614
  Accrued salaries and vacation                                                          5,825             6,455
  Fair market value of hedges                                                            2,111             2,483
  Other accrued expenses and current liabilities                                        19,804            14,564
-------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               89,335            83,485
-------------------------------------------------------------------------------------------------------------------
Senior debt, less current maturities                                                   356,704           380,492
Deferred income taxes                                                                   49,334            47,379
Accrued retiree benefits and other liabilities                                          19,024            19,462
Income taxes payable                                                                    89,978            89,898

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value per share, 300,000,000 shares authorized,
        48,437,581 issued at March 28, 2004 and December 28, 2003                          484               484
  Additional paid-in capital                                                           359,899           359,359

  Accumulated deficit                                                                 (157,179)         (167,426)
-------------------------------------------------------------------------------------------------------------------
                                                                                       203,204           192,417
-------------------------------------------------------------------------------------------------------------------
  Less treasury stock
        6,531,841 shares and 6,837,948 shares, respectively, at cost                   (96,304)         (100,817)
  Accumulated other comprehensive loss, net of tax                                     (19,036)          (19,256)
-------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                                    87,864            72,344
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 692,239         $ 693,060

===================================================================================================================


                             SEE ACCOMPANYING NOTES

                            JOURNAL REGISTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


IN THOUSANDS, EXCEPT PER SHARE DATA                                                 THIRTEEN WEEKS ENDED
FISCAL PERIOD ENDED                                                       MARCH 28, 2004           MARCH 30, 2003
---------------------------------------------------------------------------------------------------------------------

REVENUES:
Advertising                                                                   $ 72,677                $ 69,757
Circulation                                                                     22,501                  22,717
---------------------------------------------------------------------------------------------------------------------
Newspaper revenues                                                              95,178                  92,474
Commercial printing and other                                                    3,980                   4,158
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                  99,158                  96,632
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Salaries and employee benefits                                                  39,249                  38,850
Newsprint, ink and printing charges                                              7,708                   7,446
Selling, general and administrative                                             13,474                  12,965
Depreciation and amortization                                                    3,711                   3,850
Other                                                                           14,841                  14,173
---------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                        78,983                  77,284
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                20,175                  19,348

Net interest expense and other                                                  (3,335)                 (3,959)
---------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                                        16,840                  15,389
Provision for income taxes                                                       6,593                   5,586
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $ 10,247                $  9,803
=====================================================================================================================


NET INCOME PER COMMON SHARE:
Basic                                                                          $  0.25                $   0.24
Diluted                                                                        $  0.24                $   0.24

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic                                                                           41,767                  41,437
Diluted                                                                         42,571                  41,664
---------------------------------------------------------------------------------------------------------------------

                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




DOLLARS IN THOUSANDS                                                                 THIRTEEN WEEKS ENDED
FISCAL PERIOD ENDED                                                          MARCH 28, 2004         MARCH 30, 2003
=======================================================================================================================

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $ 10,247              $  9,803
 Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for losses on accounts receivable                                          843                   883
 Depreciation and amortization                                                      3,711                 3,850
 Increase in deferred income taxes                                                  1,694                 1,709
 Decrease in accounts receivable                                                      417                 3,529
 Increase (decrease) in accounts payable                                              146                  (448)
 Other                                                                              3,394                 3,985
 -----------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                         20,452                23,311
 -----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net additions to property, plant and equipment                                    (2,053)               (2,194)
 Purchases of businesses                                                             (507)                    -
 -----------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                             (2,560)               (2,194)
 -----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of long-term debt                                                       (22,945)              (14,032)
 Proceeds from exercise of stock options                                            5,053                   411
 Purchase of Company stock                                                               -               (7,501)
 -----------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN FINANCING ACTIVITIES                                            (17,892)              (21,122)
 -----------------------------------------------------------------------------------------------------------------------

 Decrease in cash and cash equivalents                                                   -                   (5)
 Cash and cash equivalents, beginning of period                                        31                    33
 -----------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   31              $     28
 =======================================================================================================================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                     $ 3,438              $  4,044
     Income taxes                                                                  $  551              $    766


 SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
   Comprehensive income - mark-to-market hedge
   adjustments, net of tax                                                         $  220              $    706
-----------------------------------------------------------------------------------------------------------------------

                            SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 2004
                                   (Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). The Company primarily publishes daily and non-daily newspapers serving markets in Greater Philadelphia, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 152 individual Web sites featuring the Company's daily newspapers and non-daily publications.

      The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

      The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 28, 2004 and December 28, 2003 and the results of its operations and cash flows for the thirteen week periods ended March 28, 2004 and March 30, 2003. These financial statements should be read in conjunction with the December 28, 2003 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.


      Certain operating expenses related to certain of the Company's acquisitions have been reclassified in the first quarter of 2003 to conform to the Company's current period financial presentation. The reclassification had no impact on total operating expenses, operating income, or net income.



2.    EARNINGS PER COMMON SHARE

      The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

                                              THIRTEEN WEEKS ENDED
(IN THOUSANDS)                            MARCH 28, 2004   MARCH 30,2003
------------------------------------------------------------------------
Weighted-average shares - basic                41,767         41,437

Effect of dilutive securities:
   Employee stock options                         804            227
------------------------------------------------------------------------
Weighted-average shares - diluted              42,571         41,664
========================================================================

      Options to purchase approximately 2.2 million shares of common stock at a range of $21.00 to $22.50 per share were outstanding during the thirteen week period ended March 28, 2004, but were not included in the computation of diluted earnings per share for such period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase 2.2 million shares of common stock at a range of $16.81 to $22.50 were outstanding during the thirteen week period ended March 30, 2003, but were not included in the computation of the diluted earnings per share for such period because the exercise prices of those options were greater than the average market price of the common shares during such period.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 2004
                                   (Unaudited)


3.    COMMON STOCK


      The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's common stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since January 13, 1999, and as of March 28, 2004, the Company has repurchased approximately
7.5 million shares at a total cost of approximately $110.2 million.


4.    STOCK-BASED COMPENSATION COSTS


      In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.


      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows:




(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    THIRTEEN WEEKS ENDED
FISCAL PERIOD ENDED                                                        MARCH 28, 2004        MARCH 30, 2003
--------------------------------------------------------------------------------------------------------------------

Net income:
     As reported                                                                $ 10,247              $ 9,803
         Add: Stock-based employee compensation expense
           included in reported net income, net of related tax effects                 -                    -
         Deduct: Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                               (481)                (736)

--------------------------------------------------------------------------------------------------------------------

Pro forma net income                                                            $  9,766              $ 9,067
====================================================================================================================

Net income per share:
     As reported:
         Basic                                                                   $  0.25              $  0.24
         Diluted                                                                 $  0.24              $  0.24
     Pro forma:
         Basic                                                                   $  0.23              $  0.22
         Diluted                                                                 $  0.23              $  0.22
  ====================================================================================================================


                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 2004
                                   (Unaudited)

5.    ACQUISITIONS


      The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to the finalization of customary purchase price adjustments and closing costs. The Company completed one acquisition during 2003 and another acquisition during the first quarter of 2004. On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper servicing North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro. On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island.


6.    HEDGING ACTIVITY

      In accordance with the requirements of its Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement.


      Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges ("the Collars") on November 9, 2001. The Collars established an interest rate ceiling ("CAP") and an interest rate floor ("floor"). The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 at a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. On October 10, 2002, the Company entered into additional interest rate collars ("Additional Collars"). The effective date of the Additional Collars was January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed for its two-year term. Similar to the existing Collars, the Additional Collars established a CAP and a floor at no initial cost to the Company. The CAP on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are also based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 4.0 percent CAP. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuers to compensate for the rate below the floor.

      On April 8, 2004, the Company entered into an additional interest rate collar (the "New Collar") to replace the existing collar that will terminate on October 29, 2004. The effective date of the New Collar will be October 29, 2004. The New Collar is for a notional amount of $100 million, which is fixed for its two-year term. Similar to the existing Collars, the New Collar establishes a CAP and a floor at no initial cost to the Company. The CAP on the New Collar is 4.5 percent and the floor is 2.08 percent. These rates are based on the 90-day LIBOR.

      Under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligations during the thirteen weeks ended March 28, 2004 and the fiscal year ended December 28, 2003. The accumulated deferred loss reported in OCI as of March 28, 2004 and December 28, 2003 was $1.2 million and $1.5 million, respectively (net of $0.9 million and $1.0 million of deferred taxes, respectively).

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 2004
                                   (Unaudited)

6.    HEDGING ACTIVITY (CONTINUED)

      The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.


7.    COMPREHENSIVE INCOME

      The components of comprehensive income for the thirteen weeks ended March 28, 2004 and March 30, 2003 are as follows:

                                                                                    THIRTEEN WEEKS ENDED
(DOLLARS IN THOUSANDS)                                                       MARCH 28, 2004      MARCH 30, 2003
--------------------------------------------------------------------------------------------------------------------

Net income                                                                      $ 10,247              $ 9,803
Reclassification of unrealized gains on fully effective
     hedges to net income, net of tax                                                423                  341
Net change in fair value of fully effective hedges, net of tax                      (203)                 365
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                            $ 10,467             $ 10,509
====================================================================================================================


      Accumulated other comprehensive loss, net of tax, as of March 28, 2004 and December 28, 2003 was approximately $19.0 million and $19.3 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 2004
                                   (Unaudited)


8.    INTANGIBLE AND OTHER ASSETS

      On July 25, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized. However goodwill and indefinite-lived intangible assets are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company performs the required annual impairment tests as of the first day of the fourth quarter of each fiscal year. Changes in the carrying amounts of intangible assets are as follows:



                                                    AS OF MARCH 28, 2004                 AS OF DECEMBER 28, 2003
                                     -------------------------------------------  ---------------------------------------
                                                     ACCUMULATED                              ACCUMULATED
(DOLLARS IN THOUSANDS)                   GROSS       AMORTIZATION       NET         GROSS     AMORTIZATION       NET
--------------------------------------------------------------------------------  ---------------------------------------

INTANGIBLE ASSETS SUBJECT TO
   AMORTIZATION:
   Customer and subscriber lists      $   6,743       $  (5,035)      $   1,708   $    6,743   $  (4,853)       $  1,890
   Non-compete covenants                  2,870          (1,711)          1,159        2,870      (1,686)          1,184
   Debt issuance costs                    4,573          (3,162)          1,411        4,573      (3,023)          1,150

   -----------------------------------------------------------------------------  ---------------------------------------
   Total                                 14,186          (9,908)          4,278       14,186      (9,562)          4,624
   -----------------------------------------------------------------------------  ---------------------------------------

INTANGIBLE ASSETS NOT SUBJECT TO
   AMORTIZATION:
   Goodwill                             555,079         (63,210)        491,869      555,043     (63,210)        491,833
   Mastheads                             10,439             (92)         10,347        9,968         (92)          9,876
   -----------------------------------------------------------------------------  ---------------------------------------
   Total                                565,518         (63,302)        502,216      565,011     (63,302)        501,709
   -----------------------------------------------------------------------------  ---------------------------------------
   Total Goodwill and                 $ 579,704       $ (73,210)      $ 506,494   $  579,197   $ (72,864)       $506,333
     other intangible assets
   =============================================================================  =======================================



      Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. The change in goodwill reflected the acquisition of O JORNAL during the thirteen weeks ended March 28, 2004. Mastheads are included in other intangible assets on the balance sheet. For the thirteen weeks ended March 28, 2004 and March 30, 2003, amortization expense for intangible assets was approximately $346,000. Estimated future amortization expense for identifiable intangible assets and other assets is as follows (dollars in thousands):


          2004.............................    $ 1,384
          2005.............................      1,361
          2006.............................        902
          2007.............................        131
          2008.............................        131
          Thereafter.......................        715

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 2004
                                   (Unaudited)



9.    PENSION AND OTHER POST-RETIREMENT BENEFITS

      Net Periodic Benefit Cost for the thirteen weeks ended March 28, 2004 and March 30, 2003 included the following components:


                                                                                           OTHER POST-RETIREMENT
                                                               PENSION BENEFITS                    BENEFITS
                                                         -------------------------      ----------------------------
(DOLLARS IN THOUSANDS)                                          2004         2003            2004              2003
----------------------------------------------------------------------------------      ----------------------------

COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service Cost                                           $   557       $   487       $      -             $   2
     Interest Cost                                            1,478         1,431             61                67
     Expected Return on Plan Assets                          (1,804)       (1,713)             -                 -
     Amortization of:
        Net Transition Obligation                                 -           (10)             -                 -
        Prior Service Cost                                      (89)          (89)           (23)              (23)
        (Gain)/Loss                                             490           545            (77)              (82)
     -----------------------------------------------------------------------------      ----------------------------
     Net Periodic Benefit Cost                              $   632       $   651       $    (39)            $ (36)
     =============================================================================      ============================

      The Company currently does not expect to contribute to the pension plans it sponsors in fiscal year 2004. For the post retirement health and life insurance plans, the Company expects to contribute approximately $400,000 in fiscal year 2004. As of March 28, 2004, approximately $100,000 had been contributed by the Company to the post-retirement health and life insurance plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company's principal business is publishing newspapers in the United States, and its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

      As of March 28, 2004, the Company owned and operated 23 daily newspapers and 237 non-daily publications strategically clustered in six geographic areas:
Greater Philadelphia; Connecticut; the Greater Cleveland area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company has total paid daily circulation of approximately 534,000, total paid Sunday circulation of approximately 521,000 and total non-daily distribution of approximately 3.7 million.


      The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards.

      As part of its strategy, the Company focuses on increasing advertising and circulation revenues and expanding readership at its existing and newly acquired properties. The Company has also developed certain operating policies and standards, which it believes have resulted in significant improvements in the cash flow and profitability of its existing and acquired newspapers, including:
(i) focusing on local content; (ii) maintaining and improving product quality;
(iii) enhancing distribution; and (iv) promoting community involvement.

      The Company is a leader in executing its clustering strategy, and believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing, production and back office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering enables the Company's advertisers to expand their reach and target their message both geographically and demographically.

      The Company's revenues are derived from advertising, paid circulation, including single copy sales and subscription sales, and commercial printing and other activities. Advertising revenues are comprised of three basic categories: retail; classified; and national. The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions.

      The Company's advertising revenues are derived primarily from a broad group of local advertisers. No single advertiser accounted for more than one percent of the Company's total fiscal year 2003 revenues. The Company's management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising. However, the Company's advertising revenues are susceptible to economic swings, particularly those that affect the local economies in the markets in which it operates, and can be difficult to predict.


      In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues are included in advertising revenues and constituted approximately 1.7 percent of total advertising revenues for the thirteen weeks ended March 28, 2004. The Company's online objective is to make its Websites, all of which are accessible through WWW.JOURNALREGISTER.COM, the indispensable source of useful and reliable community news, sports and information in their markets by making the Websites the local information portal for their respective markets. The Company currently operates 152 Websites, which are affiliated with the Company's daily newspapers and non-daily publications.

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


ACQUISITIONS AND DISPOSITIONS


      From September 1993 through March 2004, the Company completed 27 strategic acquisitions, acquiring 14 daily newspapers, 194 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.


      The Company completed one acquisition during 2003 and another acquisition during the first quarter of 2004. On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper servicing North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro. On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island.


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED MARCH 28, 2004 AS COMPARED TO THE THIRTEEN WEEK PERIOD ENDED MARCH 30, 2003


FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS FROM THE PERIODS PRESENTED.


      SUMMARY. Net income for the thirteen week period ended March 28, 2004 was $10.2 million, or $0.24 per diluted share, versus $9.8 million, or $0.24 per diluted share, for the thirteen week period ended March 30, 2003.


      REVENUES. For the thirteen week period ended March 28, 2004, the Company's revenues increased $2.5 million, or 2.6 percent, to $99.2 million. Newspaper revenues for the thirteen weeks ended March 28, 2004 as compared to the prior year period increased $2.7 million, or 2.9 percent, to $95.2 million, principally due to an increase in advertising revenue of $2.9 million, or 4.2 percent. Circulation revenues for the thirteen week period ended March 28, 2004 decreased approximately $0.2 million, or 1.0 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended March 28, 2004 decreased approximately $0.2 million, or 4.3 percent, to $4.0 million as compared to the prior year period and represented 4.0 percent of the Company's revenues for the thirteen weeks ended March 28, 2004. Online revenues for the thirteen weeks ended March 28, 2004 were approximately $1.2 million, an increase of approximately 20.6 percent as compared to the prior year period.

      The following table sets forth the Company's total advertising revenues, by category, for the thirteen weeks ended March 28, 2004 and March 30, 2003:


                                                              THIRTEEN WEEKS ENDED
                                         -----------------------------------------------------------------------
     (DOLLARS IN THOUSANDS)                  MARCH 28, 2004           MARCH 30, 2003             % INCREASE
     -----------------------------------------------------------------------------------------------------------
     Local                                          $38,732                   $37,946             2.1 %
     Classified                                      30,031                    28,080             6.9 %
     National                                         3,914                     3,731             4.9 %
     -----------------------------------------------------------------------------------------------------------
        Total advertising revenues                  $72,677                   $69,757             4.2 %
     ===========================================================================================================




      SAME-STORE NEWSPAPER REVENUES. On a same-store basis, total newspaper revenues for the thirteen week period ended March 28, 2004 increased $2.5 million, or 2.7 percent, to $94.9 million from $92.5 million in the prior year period. Same-store advertising revenues increased $2.7 million, or 3.9 percent, with all three categories of advertising revenues showing positive year-over-year trends. Classified advertising revenues increased 6.9 percent, retail advertising revenues increased 1.5 percent and national advertising revenues increased 4.9 percent on a same-store basis for the thirteen weeks ended March 28, 2004 as compared to the thirteen weeks ended March 30, 2003. The increase in classified advertising revenues resulted from a 12.1 percent increase in same-store classified real estate advertising revenues and an 11.8 percent increase in same-store classified employment advertising revenues, partially offset by a 4.6 percent decrease in same-store classified automotive advertising revenues. Classified automotive advertising revenues improved during each period of the first quarter of 2004, and were up 1.7 percent during the four week period ended March 28, 2004, on a same-store basis. Same-store circulation revenues declined $0.2 million, or 1.0 percent, as compared to the thirteen week period ended March 30, 2003.


      SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 39.6 percent of the Company's revenues for the thirteen week period ended March 28, 2004, as compared to 40.2 percent for the thirteen week period ended March 30, 2003. Salaries and employee benefits increased $0.4 million, or 1.0 percent, for the thirteen week period ended March 28, 2004 to $39.2 million as compared to the prior year period.


      NEWSPRINT, INK AND PRINTING CHARGES. For the thirteen week period ended March 28, 2004, newsprint, ink and printing charges were 7.8 percent of the Company's revenues, as compared to 7.7 percent for the thirteen week period ended March 30, 2003. Newsprint, ink and printing charges for the thirteen week period ended March 28, 2004 increased approximately $0.3 million, or 3.5 percent, as compared to the thirteen week period ended March 30, 2003. This increase is principally due to an increase of approximately 6.4 percent in newsprint expense related to operations owned in both the 2004 and 2003 periods. The increase in newsprint expense is due to an increase in unit costs of approximately 9.5 percent, partially offset by a decline in consumption.


      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.6 percent and 13.4 percent of the Company's revenues for the thirteen week periods ended March 28, 2004 and March 30, 2003, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended March 28, 2004 increased $0.5 million, or 3.9 percent, to $13.5 million. This increase was primarily due to an increase in the Company's insurance costs.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were
3.7 percent of the Company's revenues for the thirteen week period ended March 28, 2004 as compared to 4.0 percent for the thirteen week period ended March 30, 2003. Depreciation and amortization expenses for the period ended March 28, 2004 decreased approximately $0.1 million, or 3.6 percent, to $3.7 million, as a result of a decrease in depreciation expense.

      OTHER EXPENSES. Other expenses were 15.0 percent and 14.7 percent of the Company's revenues for the thirteen week periods ended March 28, 2004 and March 30, 2003, respectively. Other expenses increased approximately $0.7 million, or
4.7 percent, to $14.8 million for the thirteen week period ended March 28, 2004 principally as a result of increased promotion expenses.

      OPERATING INCOME. Operating income was $20.2 million, or 20.3 percent of the Company's revenues, for the thirteen week period ended March 28, 2004 as compared to $19.3 million, or 20.0 percent of the Company's revenues, for the thirteen week period ended March 30, 2003 due to the items described above.

      NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased approximately $0.6 million, or 15.7 percent, for the thirteen week period ended March 28, 2004 as compared to the thirteen week period ended March 30, 2003, principally due to a reduction in the weighted-average debt outstanding during the thirteen week period ended March 28, 2004 as compared to the thirteen week period ended March 30, 2003. In addition, interest rates were slightly lower in the 2004 period.

      PROVISION FOR INCOME TAXES. The provision for income taxes increased by approximately $1.0 million for the thirteen week period ended March 28, 2004 as compared to the thirteen week period ended March 30, 2003, reflecting an increase in pretax income and an increase in the Company's effective tax rate to
39.15 percent from 36.3 percent. The increase in the effective tax rate is primarily the result of state tax law changes and a 2002 Federal Empowerment Zone tax credit of approximately $150,000, reported in the thirteen week period ended March 30, 2003.

       OTHER INFORMATION. EBITDA (which the Company defines as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges) was $23.9 million for the thirteen week period ended March 28, 2004 as compared to $23.2 million for the thirteen week period ended March 30, 2003. Free cash flow (which the Company defines as EBITDA minus capital expenditures, interest expense and cash income taxes) was $14.0 million, or $0.33 per diluted share, for the thirteen week period ended March 28, 2004, as compared to $13.1 million, or $0.31 per diluted share, for the thirteen week period ended March 30, 2003.

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


      CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities for the thirteen week period ended March 28, 2004 was $20.5 million as compared to $23.3 million for the thirteen week period ended March 30, 2003. Current assets were $58.5 million and current liabilities, excluding $38.7 million of current maturities of long-term debt, were $50.6 million as of March 28, 2004. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility, in accordance with its terms, is classified as a long-term liability.

      CASH  FLOWS  FROM  INVESTING  ACTIVITIES.   Net cash used in investing
activities was $2.6 million for the thirteen week period ended March 28, 2004. Cash used in investing activities in 2004 was for investments in property, plant and equipment. Net cash used in investing activities was $2.2 million for the thirteen week period ended March 30, 2003. The Company has a capital expenditure program of approximately $16.0 million in place for 2004, which includes: spending on technology, including prepress and business systems, computer hardware and software; buildings; other machinery; and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

      CASH  FLOWS  FROM  FINANCING  ACTIVITIES.   Net cash used in financing
activities was $17.9 million for the thirteen week period ended March 28, 2004, reflecting the utilization of free cash flow to repay $22.9 million of senior debt, offset partially by $5.1 million of proceeds from option exercises. Net cash used in financing activities was $21.1 million for the thirteen week period ended March 30, 2003, of which $14.0 million was used to repay debt and $7.5 million was used to purchase Company stock.


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


      Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges ("the Collars") on November 9, 2001. The Collars established an interest rate ceiling ("CAP") and an interest rate floor ("floor"). The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds
6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than
2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 at a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. On October 10, 2002, the Company entered into additional interest rate collars ("Additional Collars"). The effective date of the Additional Collars was January 29, 2003. The Additional Collars are for a notional aggregate amount of $150 million, which is fixed for its two-year term. Similar to the existing Collars, the Additional Collars established a CAP and a floor at no initial cost to the Company. The CAP on the Additional Collars is 4.0 percent and the floor averages approximately 1.54 percent. These rates are also based upon the 90-day LIBOR. In the event that 90-day LIBOR exceeds 4.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 4.0 percent CAP. If the 90-day LIBOR is lower than 1.54 percent, the Company will pay cash to the issuers to compensate for the rate below the floor.

      On April 8, 2004, the Company entered into an additional interest rate collar (the "New Collar") to replace the existing collar that will terminate on October 29, 2004. The effective date of the New Collar will be October 29, 2004. The New Collar is for a notional amount of $100 million, which is fixed for its two-year term. Similar to the existing Collars, the New Collar establishes a CAP and a floor at no initial cost to the Company. The CAP on the New Collar is 4.5 percent and the floor is 2.08 percent. These rates are based on the 90-day LIBOR.

      Under Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligations during the thirteen weeks ended March 28, 2004 and the fiscal year ended December 28, 2003. The accumulated deferred loss reported in OCI as of March 28, 2004 and December 28, 2003 was $1.2 million and $1.5 million, respectively (net of $0.9 million and $1.0 million of deferred taxes, respectively).

      The Company expects that each IRPA will be designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.


      The Company's weighted-average effective interest rate was approximately
3.2 percent for the thirteen weeks ended March 28, 2004. This interest rate reflects the effect of a $0.7 million pre-tax charge realized and reported as a component of interest expense for the period ended March 28, 2004 related to the Company's IRPAs in place during 2004.


      CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of March 28, 2004, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $395.4 million, of which $103.1 million was outstanding under the Revolving Credit Facility and $292.3 million was outstanding under the Term Loans. The remaining aggregate maturities payable under the Term Loans for the following fiscal years are as follows (dollars in thousands):


                 2004...................................................$29,008
                 2005....................................................64,637
                 2006...................................................198,655


      The Revolving Credit Facility is available until March 31, 2006. Initial availability was $400 million and has been and will continue to be reduced by equal consecutive quarterly reductions, commencing on June 30, 2002 and ending on March 31, 2006, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (dollars in thousands):


                 June 30, 2002..........................................$55,000
                 June 30, 2003...........................................65,000
                 June 30, 2004..........................................100,000
                 June 30, 2005..........................................180,000

        As of March 28, 2004, the maximum availability under the Revolving Credit Facility was $193.1 million, with $143.3 million available based on the terms of the Credit Agreement.

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

      The Company leases office space and equipment under noncancellable operating leases. These leases contain several renewal options for periods up to seven years. The Company's future minimum lease payments under noncancellable operating leases in effect as of December 28, 2003, are as follows (dollars in thousands):

                 2004...................................................$ 2,027
                 2005.....................................................1,509
                 2006.....................................................1,229
                 2007.......................................................833
                 2008.......................................................704
                 Thereafter...............................................1,169

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

SELF-INSURANCE

     The Company is self-insured for a portion of its insurable risks. The Company analyzes its claims experience and consults with actuaries and administrators in determining an adequate liability for self-insured claims.

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

RECLASSIFICATION OF CERTAIN OPERATING EXPENSES


     Certain operating expenses related to certain of the Company's acquisitions have been reclassified to conform to the Company's current period presentation. The reclassifications had no impact on total operating expenses, operating income, EBITDA (see description below) or net income.


RECONCILIATION OF CERTAIN NON-GAAP FINANCIAL MEASURES.

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

      Journal Register Company calculates EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest expense and cash income taxes.

      These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, Journal Register Company's calculations of these measures may or may not be consistent with the calculations of these measures by other companies.


      The table below provides reconciliations of the differences between (i) net income and EBITDA and (ii) net income and free cash flow, in each case for the thirteen week periods ended March 28, 2004 and March 30, 2003.



                                                                                      THIRTEEN WEEKS ENDED
(DOLLARS IN THOUSANDS)                                                       MARCH 28, 2004         MARCH 30, 2003
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                         $ 10,247               $  9,803
        Add:  Provision for income taxes                                              6,593                  5,586
        Add:  Net interest expense and other                                          3,335                  3,959
                                                                         -------------------    -------------------
Operating income                                                                     20,175                 19,348
        Add:  Depreciation and amortization                                           3,711                  3,850
                                                                         -------------------    -------------------
EBITDA                                                                             $ 23,886               $ 23,198
EBITDA margin                                                                            24%                    24%
        Less:  Capital expenditures                                                  (2,053)                (2,194)
        Less:  Interest expense                                                      (3,309)                (3,936)
        Less:  Cash income taxes                                                     (4,546)                (4,001)
                                                                         -------------------    -------------------
Free Cash Flow                                                                     $ 13,978               $ 13,067
===================================================================================================================

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Statements in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include the plans and objectives of the Company for future operations and trends affecting the Company's financial condition and results of operations. In addition, the words "anticipates," "projects," "plans," "intends," "estimates," "expects," "may," "believes" and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission ("SEC"), and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company's acquisition strategy, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures, general or regional economic conditions, advertising trends, the unavailability or a material increase in the price of newsprint, and increases in interest rates, among other things. These and other factors are discussed in more detail in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the year ended December 28, 2003. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on the LIBOR, the Prime Rate or Federal Funds Rate, plus a certain interest rate spread as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates as required by its Credit Agreement, the Company enters into certain IRPAs on a portion of its debt, which reduces the effect of changes in variable interest rates. The Company's objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

      At March 28, 2004, the Company had in effect no-cost collar agreements for an aggregate notional amount of $293.0 million. Assuming a 10 percent increase or reduction in variable interest rates the annual impact on the Company's pre-tax earnings would be approximately $ 0.5 million.

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


      During the first quarter of 2004, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include: (i) financial applications, including accounts payable, general ledger, fixed assets, consolidation and reporting;
(ii) circulation management applications; and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company's operating efficiencies and its internal and disclosure controls. Deployment of the financial applications is expected to be completed by the end of fiscal year 2004, and deployment of the advertising and circulation management applications is expected to occur thereafter. The Company does not anticipate an adverse effect on its internal and disclosure controls during the deployment phase.




                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

         31.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B) REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on February 2, 2004, furnishing pursuant to Item 12 thereof certain information regarding the text of a press release issued by the Company, dated January 29, 2004, titled "Journal Register Company Announces Fourth Quarter and Full Year 2003 Results."

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


      Date: May 4, 2004                 JOURNAL REGISTER COMPANY


                                        By:  /s/ Jean B. Clifton
                                           ---------------------------
                                           Jean B. Clifton
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (signing on behalf of the registrant
                                           and as principal financial officer)