Form 10-Q
period 2004-06-27
JOURNAL REGISTER CO
filed 2004-08-06
CIK 1035815

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

                 For the quarterly period ended June 27, 2004

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

           ---------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 41,950,930 shares outstanding (exclusive of treasury shares) as of August 2, 2004.

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

             Condensed Consolidated Balance Sheets...................1

             Condensed Consolidated Statements of Income.............2

             Condensed Consolidated Statements of Cash Flows.........3

             Notes to Condensed Consolidated Financial Statements....4

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........11

    Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk......................................21

    Item 4.  Controls and Procedures................................22

PART II.     OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders....23

    Item 6.  Exhibits and Reports on Form 8-K.......................24

    Signature.......................................................25

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


DOLLARS IN THOUSANDS                                                                                   JUNE 27,        DECEMBER 28,
FISCAL PERIOD ENDED                                                                                      2004              2003
====================================================================================================================================
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $       37            $       31
  Accounts receivable, less allowance for doubtful
    accounts of  $ 6,400 and $ 5,785, respectively                                                      44,244                43,591
  Inventories                                                                                            6,660                 6,597
  Deferred income taxes                                                                                  2,981                 3,719
  Other current assets                                                                                   7,121                 4,149
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                                    61,043                58,087
------------------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                                  10,720                10,720
  Buildings and improvements                                                                            77,044                76,759
  Machinery and equipment                                                                              177,165               174,519
  Construction in progress                                                                               9,373                 7,413
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                                  274,302               269,411

Less accumulated depreciation                                                                        (149,939)             (143,398)
------------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                                      124,363               126,013
------------------------------------------------------------------------------------------------------------------------------------
INTANGIBLE AND OTHER ASSETS:
  Goodwill                                                                                             492,179               491,833
  Other intangible assets, net of accumulated amortization
    of $ 10,346  and $ 9,654, respectively                                                              14,498                14,500
  Other assets                                                                                           3,751                 2,627
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                        $  695,834            $  693,060
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                              $   40,324            $   37,853
  Accounts payable                                                                                      12,384                 9,454
  Accrued interest                                                                                       1,902                 2,062
  Deferred subscription revenue                                                                         11,091                10,614
  Accrued salaries and vacation                                                                          5,780                 6,455
  Fair market value of hedges                                                                              583                 2,483
  Other accrued expenses and current liabilities                                                        18,786                14,564
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                               90,850                83,485
------------------------------------------------------------------------------------------------------------------------------------

Senior debt, less current maturities                                                                   338,530               380,492
Deferred income taxes                                                                                   51,496                47,379
Accrued retiree benefits and other liabilities                                                          20,468                19,462
Income taxes payable                                                                                    90,068                89,898

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value per share, 300,000,000 shares authorized,
        48,437,581 issued at June 27, 2004 and December 28, 2003                                           484                   484
  Additional paid-in capital                                                                           360,260               359,359
  Unearned compensation                                                                                  (133)                    -
  Accumulated deficit                                                                                (142,419)             (167,426)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       218,192               192,417
------------------------------------------------------------------------------------------------------------------------------------

  Less treasury stock, 6,486,651 and 6,837,948 shares respectively, at cost.                          (95,637)             (100,817)
  Accumulated other comprehensive loss, net of tax                                                    (18,133)              (19,256)
------------------------------------------------------------------------------------------------------------------------------------
NET STOCKHOLDERS' EQUITY                                                                               104,422                72,344
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $  695,834            $  693,060
====================================================================================================================================

                          SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
IN THOUSANDS, EXCEPT PER SHARE DATA                        JUNE 27,        JUNE 29,         JUNE 27,       JUNE 29,
FISCAL PERIOD ENDED                                           2004            2003            2004            2003
---------------------------------------------------------------------------------------------------------------------

REVENUES:
    Advertising                                            $ 81,459        $ 77,725         $154,136       $147,482
    Circulation                                              22,107          22,245           44,608         44,962
---------------------------------------------------------------------------------------------------------------------
  Newspaper revenues                                        103,566          99,970          198,744        192,444
  Commercial printing and other                               4,085           4,190            8,065          8,348
---------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                              107,651         104,160          206,809        200,792
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Salaries and employee benefits                             39,438          39,069           78,687         77,919
  Newsprint, ink and printing charges                         8,162           7,728           15,870         15,174
  Selling, general and administrative                        14,324          13,059           27,798         26,024
  Depreciation and amortization                               3,678           3,914            7,389          7,764
  Other                                                      14,643          14,477           29,484         28,650
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                     80,245          78,247          159,228        155,531
---------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                             27,406          25,913           47,581         45,261

Net interest expense and other                               (3,128)         (3,770)          (6,463)        (7,729)
---------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes                     24,278          22,143           41,118         37,532
Provision for income taxes                                    9,518           8,212           16,111         13,798
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $ 14,760          13,931         $ 25,007       $ 23,734
=====================================================================================================================

NET INCOME PER COMMON SHARE:
  Basic                                                    $   0.35        $   0.34         $   0.60       $   0.57
  Diluted                                                  $   0.35        $   0.34         $   0.59       $   0.57

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                                      41,938          41,137           41,852         41,286
  Diluted                                                    42,693          41,566           42,635         41,618




                          SEE ACCOMPANYING NOTES.

                           JOURNAL REGISTER COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





DOLLARS IN THOUSANDS                                                                  TWENTY-SIX WEEKS ENDED
FISCAL PERIOD ENDED                                                              JUNE 27, 2004      JUNE 29, 2003
====================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $ 25,007          $  23,734
Adjustments to reconcile net income to net cash provided by
    operating activities:
Provision for losses on accounts receivable                                              1,728              1,808
Depreciation and amortization                                                            7,389              7,764
Increase in deferred income taxes                                                        4,078              4,134
(Increase) decrease in accounts receivable                                             (2,381)              1,218
Increase (decrease) in accounts payable                                                  2,930               (138)
Other, net                                                                                 916              1,081
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               39,667             39,601
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant and equipment                                         (5,070)            (8,676)
Purchases of businesses                                                                (1,036)                -
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (6,106)            (8,676)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of long-term debt                                                      (39,491)           (23,547)
Exercise of stock options for common stock                                               5,936                524
Purchase of Company stock                                                                    -            (7,905)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                 (33,555)           (30,928)
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                             6                (3)
Cash and cash equivalents, beginning of period                                              31                 33
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $     37          $      30
====================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                          $  6,557          $   7,860
    Income taxes                                                                      $ 10,671          $  10,546

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Comprehensive income - mark-to-market hedge
adjustments, net of tax                                                               $  1,123          $    724

====================================================================================================================

                             SEE ACCOMPANYING NOTES.

                           JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 27, 2004
                                  (Unaudited)


1.    ORGANIZATION AND BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly owned subsidiaries (the "Company"). The Company primarily publishes daily and non-daily newspapers serving markets in Greater Philadelphia, Connecticut, the Greater Cleveland area of Ohio, Central New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 161 individual Websites featuring the Company's daily newspapers and non-daily publications.

       The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

       The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 27, 2004 and December 28, 2003, the results of its operations for the thirteen and twenty-six week periods ended June 27, 2004 and June 29, 2003 and its cash flows for the twenty-six week periods ended June 27, 2004 and June 29, 2003. These financial statements should be read in conjunction with the Company's December 28, 2003 audited consolidated financial statements and notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.    EARNINGS PER COMMON SHARE

       The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share ("EPS"):



                                                 THIRTEEN WEEKS ENDED                  TWENTY-SIX WEEKS ENDED
                                              JUNE 27, 2004     JUNE 29, 2003      JUNE 27, 2004      JUNE 29, 2003
--------------------------------------------------------------------------------------------------------------------

Weighted-average shares - basic                      41,938            41,137             41,852             41,286
Effect of dilutive securities:
   Employee stock options                               755               429                783                332
--------------------------------------------------------------------------------------------------------------------
Weighted-average shares - diluted                    42,693            41,566             42,635             41,618
====================================================================================================================


                           JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 27, 2004
                                  (Unaudited)

2.    EARNINGS PER COMMON SHARE (CONTINUED)

       Options to purchase approximately 2.2 million shares of common stock at ranges of $21.00 to $22.50 per share were outstanding during the thirteen and twenty-six week periods ended June 27, 2004, but were not included in the computation of diluted EPS in either period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase approximately 2.2 million shares of common stock at ranges of $17.63 to $22.50 per share and $16.81 to $22.50 per share were outstanding during the thirteen and twenty-six week periods ended June 29, 2003, respectively, but were not included in the computation of diluted EPS in either period because the exercise prices were greater than the average market price of the common shares.

3.    COMMON STOCK

       The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since January 13, 1999, and as of June 27, 2004, the Company has repurchased approximately 7.5 million shares at a total cost of approximately $110.2 million.

4.    STOCK-BASED COMPENSATION COSTS

       In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

       For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows:

                           JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 27, 2004
                                  (Unaudited)



4.    STOCK-BASED COMPENSATION COSTS (CONTINUED)


                                                           THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                         JUNE 27,        JUNE 29,        JUNE 27,          JUNE 29,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           2004            2003            2004              2003
___________________________________________________________________________________________________________________

Net income:
    As reported                                          $14,760         $13,931            $25,007        $23,734
         Add: Stock-based employee compensation
         expense included in reported net income,
         net of related tax effects                            7              --                  7             --
         Deduct: Total stock-based employee
         compensation  expense determined under
         fair value based method for all awards,
         net of related tax effects                        (520)           (768)            (1,000)        (1,504)


____________________________________________________________________________________________________________________
     Pro forma                                           $14,247         $13,163            $24,014        $22,230
====================================================================================================================

Net income per common share:
     As reported:
         Basic                                           $  0.35         $  0.34            $  0.60        $  0.57
         Diluted                                         $  0.35         $  0.34            $  0.59        $  0.57
     Pro forma:
         Basic                                           $  0.34         $  0.32            $  0.57        $  0.54
         Diluted                                         $  0.33         $  0.32            $  0.56        $  0.53
====================================================================================================================



5.    ACQUISITIONS

       The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to the finalization of customary purchase price adjustments and closing costs. The Company completed one acquisition during 2003 and two acquisitions during the first half of 2004. On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper servicing North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro. On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities.

                           JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 27, 2004
                                  (Unaudited)


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

       Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges ("Collars") on November 9, 2001. The Collars establish an interest rate ceiling ("CAP") and an interest rate floor ("floor").

       The CAP on the Company's Collars, which became effective on October 29, 2002, is 6.0 percent and the floor averages approximately 2.66 percent. These rates are based upon the 90-day LIBOR. In the event 90-day LIBOR exceeds 6.0 percent, the Company will receive cash from the issuers to compensate for the rate in excess of the 6.0 percent CAP. If the 90-day LIBOR is lower than 2.66 percent, the Company will pay cash to the issuers to compensate for the rate below the floor. The Collars became effective on October 29, 2002 for a notional amount of $170 million. The Collars amortize over two years to a notional aggregate amount of $135 million and terminate on October 29, 2004. As of June 27, 2004, the notional aggregate amount of these Collars was $143 million.

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

       On April 8, 2004, the Company entered into an additional interest rate collar ("New Collar"). The effective date of the New Collar will be October 29, 2004. The New Collar is for a notional amount of $100 million, which is fixed for its two-year term. Similar to the existing Collars, the New Collar establishes a CAP and a floor at no initial cost to the Company. The CAP on the New Collar is 4.5 percent and the floor is 2.08 percent. These rates are based upon the 90-day LIBOR.

       Under Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and twenty-six week periods ended June 27, 2004 and the fiscal year ended December 28, 2003. The total deferred loss reported in OCI as of June 27, 2004 and December 28, 2003 was approximately $0.3 million and $1.5 million, respectively (net of $0.2 million and $1.0 million of deferred taxes, respectively). Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

                           JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 27, 2004
                                  (Unaudited)

7.    COMPREHENSIVE INCOME

       The components of comprehensive income for the thirteen and twenty-six week periods ended June 27, 2004 and June 29, 2003 are as follows:


                                                    THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
(DOLLARS IN THOUSANDS)                         JUNE 27, 2004   JUNE 29, 2003   JUNE 27, 2004     JUNE 29, 2003
--------------------------------------------------------------------------------------------------------------------

Net income                                           $14,760         $13,931         $25,007           $23,734
Reclassification of unrealized gains on fully
     effective hedges to net income, net of
     tax                                                 407             403             830               744
Net change in fair value of fully effective
     hedges, net of tax                                  496           (385)             293              (20)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 $15,663         $13,949         $26,130           $24,458
====================================================================================================================



       Accumulated other comprehensive loss, net of tax, as of June 27, 2004 and December 28, 2003, was approximately $18.1 million and $19.3 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

8.    INTANGIBLE AND OTHER ASSETS

       On July 25, 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized. However, goodwill and indefinite-lived intangible assets are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal year 2001, the Company adopted the amortization provisions of SFAS No. 142, which currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 at the beginning of fiscal year 2002, which began December 31, 2001. The Company performs the required annual impairment tests as of the first day of the fourth quarter of each fiscal year. Changes in the carrying amounts of intangible assets are as follows:

                           JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 27, 2004
                                  (Unaudited)

8.    INTANGIBLE AND OTHER ASSETS (CONTINUED)


                                              AS OF JUNE 27, 2004                 AS OF DECEMBER 28, 2003
                               ------------------------------------------ ------------------------------------------
                                              ACCUMULATED                                ACCUMULATED
(DOLLARS IN THOUSANDS)            GROSS       AMORTIZATION       NET         GROSS      AMORTIZATION       NET
--------------------------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS SUBJECT TO
  AMORTIZATION:
  Customer and subscriber lists    $  6,743       $ (5,217)     $  1,526      $  6,743       $ (4,853)     $  1,890
  Non-compete covenants               2,870         (1,737)        1,133         2,870         (1,686)        1,184
  Debt issuance costs                 4,573         (3,300)        1,273         4,573         (3,023)        1,550
  ------------------------------------------------------------------------------------------------------------------
  Total                              14,186        (10,254)        3,932        14,186         (9,562)        4,624
  ------------------------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS NOT SUBJECT
 TO AMORTIZATION:
  Goodwill                          555,389        (63,210)      492,179       555,043        (63,210)      491,833
  Mastheads                          10,658            (92)       10,566         9,968            (92)        9,876
  ------------------------------------------------------------------------------------------------------------------
  Total                             566,047        (63,302)      502,745       565,011        (63,302)      501,709
  ------------------------------------------------------------------------------------------------------------------
  Total goodwill and
    other intangible assets        $580,233       $(73,556)     $506,677      $579,197       $(72,864)     $506,333
  ==================================================================================================================


       Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. Mastheads are included in other intangible assets on the balance sheet. The change in goodwill reflects the Company's acquisitions during the twenty-six weeks ended June 27, 2004. For the thirteen week periods ended June 27, 2004 and June 29, 2003, amortization expense for intangible assets was $346,000. For the twenty-six weeks ended June 27, 2004 and June 29, 2003, amortization expense for intangible assets was $692,000 and $693,000, respectively. Estimated future amortization expense for identifiable intangible assets and other assets is as follows (DOLLARS IN THOUSANDS):



             2004-----------------------------    $  1,384
             2005-----------------------------       1,361
             2006-----------------------------         902
             2007-----------------------------         131
             2008-----------------------------         131
             Thereafter-----------------------         715

                           JOURNAL REGISTER COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 27, 2004
                                  (Unaudited)

9.    PENSION AND OTHER POST-RETIREMENT BENEFITS

      Net Periodic Benefit Cost for the twenty-six weeks ended June 27, 2004 and June 29, 2003 included the following components:


                                                                                           OTHER POST-RETIREMENT
                                                              PENSION BENEFITS                   BENEFITS
                                                         -----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                         2004             2003            2004         2003
--------------------------------------------------------------------------------------------------------------------

COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service Cost                                          $    557         $    487           $  -         $  2
     Interest Cost                                            1,478            1,431              61          67
     Expected Return on Plan Assets                         (1,804)          (1,713)              -           -
     Amortization of Net:
        Transition Obligation                                    -              (10)              -           -
        Prior Service Cost                                     (89)             (89)            (23)         (23)
        (Gain)/Loss                                             490              545            (77)         (82)
--------------------------------------------------------------------------------------------------------------------
     Net Periodic Benefit Cost                             $    632         $   651            $(39)        $(36)
     ===============================================================================================================



       The Company currently does not expect to contribute to the Company-sponsored pension plans in fiscal year 2004. For the post-retirement health and life insurance plans, the Company expects to contribute approximately $400,000 in fiscal year 2004. As of June 27, 2004, approximately $150,000 has been contributed by the Company to the post-retirement health and life insurance plans.

10.   SUBSEQUENT EVENTS

       On July 2, 2004, the Company entered into a definitive agreement to acquire 21st Century Newspapers, Inc. ("21st Century"), a privately-held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 137,500 and combined average Sunday net paid circulation of approximately 176,000, and 87 non-daily publications with approximately 1.5 million non-daily distribution. The 21st Century newspaper cluster will become the Company's second largest cluster based on revenues, after the Company's Greater Philadelphia cluster. THE DAILY OAKLAND PRESS and THE MACOMB DAILY, two of 21st Century's daily newspapers, will become the Company's second and third largest newspapers, respectively, with the NEW HAVEN REGISTER remaining the Company's flagship and largest newspaper. Upon completion of the acquisition, Journal Register Company will own 27 daily newspapers with combined daily circulation of approximately 650,000 and Sunday circulation of approximately 675,000, and 327 non-daily publications with combined non-daily distribution of over 5 million. 21st Century had net revenues of $154.6 million for the fiscal year ended December 28, 2003.

       The purchase price for the acquisition is $415 million and will be paid in cash. The acquisition will be financed with a portion of the proceeds of new senior secured credit facilities to be provided by JPMorgan Chase Bank. The new facilities, which will be for an aggregate amount of up to $1.05 billion, will also refinance the Company's indebtedness outstanding under its existing Credit Agreement, which was approximately $378.9 million at June 27, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The Company's principal business is publishing newspapers in the United States, and its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

       As of June 27, 2004, the Company owned and operated 23 daily newspapers and 240 non-daily publications strategically clustered in six geographic areas:
Greater Philadelphia; Connecticut; the Greater Cleveland area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company has total paid daily circulation of approximately 512,500, total paid Sunday circulation of approximately 499,000 and total non-daily distribution of approximately 3.5 million.

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

       The Company is a leader in executing its clustering strategy. The Company believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing, production and back office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering enables the Company's advertisers to expand their reach and target their message both geographically and demographically.

       The Company's revenues are derived from advertising, paid circulation, including single copy sales and subscription sales, and commercial printing and other activities. Advertising revenues are comprised of three basic categories: retail, classified and national. The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions.

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

       In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues are included in advertising revenues and constituted approximately 1.7 percent of total advertising revenues for the twenty-six week period ended June 27, 2004. The Company's online objective is to make its Websites, all of which are accessible through WWW.JOURNALREGISTER.COM, the indispensable source of useful and reliable community news, sports and information in their markets by making the Websites the local information portal for their respective markets. The Company currently operates 161 Websites, which are affiliated with the Company's daily newspapers and non-daily publications.

       The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single-copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company's management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

ACQUISITIONS AND DISPOSITIONS

       On July 2, 2004, the Company entered into a definitive agreement to acquire 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st
Century owns four daily newspapers with combined average daily net paid circulation of approximately 137,500 and combined average Sunday net paid circulation of approximately 176,000, and 87 non-daily publications with approximately 1.5 million non-daily distribution. The 21st Century newspaper cluster will become the Company's second largest cluster based on revenues, after the Company's Greater Philadelphia cluster. THE DAILY OAKLAND PRESS and THE MACOMB DAILY, two of 21st Century's daily newspapers, will become the Company's second and third largest newspapers, respectively, with the NEW HAVEN REGISTER remaining the Company's flagship and largest newspaper. Upon completion of the acquisition, Journal Register Company will own 27 daily newspapers with combined daily circulation of approximately 650,000 and Sunday circulation of approximately 675,000, and 327 non-daily publications with combined non-daily distribution of over 5 million. The closing of the acquisition is expected to occur in August 2004, subject to customary closing conditions.

       From September 1993 through June 2004, the Company completed 28 strategic acquisitions, acquiring 14 daily newspapers, 197 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

       The Company completed one acquisition during 2003 and two acquisitions during the first half of 2004. On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper servicing North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro. On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities.

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


RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED JUNE 27, 2004 AS COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JUNE 29, 2003

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS COMPLETED IN 2003 AND 2004 FROM THE RESULTS OF THE PERIODS PRESENTED.

       SUMMARY. Net income for the thirteen week period ended June 27, 2004 was $14.8 million, or $0.35 per diluted share, versus $13.9 million, or $0.34 per diluted share, for the thirteen week period ended June 29, 2003.

       REVENUES. For the thirteen week period ended June 27, 2004, the Company's revenues increased $3.5 million, or 3.4 percent, to $107.7 million. Newspaper revenues for the thirteen weeks ended June 27, 2004 as compared to the prior year period increased $3.6 million, or 3.6 percent, to $103.6 million, principally due to an increase in advertising revenues of $3.7 million, or 4.8 percent, which increase in advertising revenues was partially offset by a decrease in circulation revenues of $0.1 million, or 0.6 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended June 27, 2004 decreased approximately $0.1 million, or 2.5 percent, to $4.1 million as compared to the prior year period and represented 3.8 percent of the Company's revenues for the thirteen weeks ended June 27, 2004. Online revenues for the thirteen weeks ended June 27, 2004 were approximately $1.4 million, an increase of approximately 20.5 percent as compared to the prior year period.

       The following table sets forth the Company's total advertising revenues, by category, for the thirteen week periods ended June 27, 2004 and June 29, 2003:


                                                         THIRTEEN WEEKS ENDED
         (DOLLARS IN THOUSANDS)                     June 27, 2004       June 29, 2003      % Increase
         -------------------------------------------------------------------------------------------------

         Local                                            $44,177             $43,014           2.7%
         Classified                                        33,049              31,041           6.5%
         National                                           4,233               3,670          15.3%
         -------------------------------------------------------------------------------------------------
            Total advertising revenues                    $81,459             $77,725           4.8%
         =================================================================================================


       SAME-STORE  NEWSPAPER  REVENUES.  On a same-store basis,  total newspaper revenues for the thirteen week period ended June 27, 2004 increased $3.2 million, or 3.2 percent, to $103.2 million from $100.0 million in the prior year period. Same-store advertising revenues increased $3.3 million, or 4.3 percent, with all three categories of advertising revenues showing positive year-over-year trends. Classified advertising revenues increased 6.4 percent, retail advertising revenues increased 1.8 percent and national advertising revenues increased 15.3 percent on a same store basis for the thirteen weeks ended June 27, 2004, as compared to the thirteen weeks ended June 29, 2003. The increase in classified advertising revenues resulted from a 14.5 percent increase in same-store classified employment advertising revenues and a 12.3 percent increase in same-store classified real estate advertising revenues, partially offset by a 7.4 percent decrease in same-store classified automotive advertising revenues. Same-store circulation revenues declined $0.1 million, or
0.6 percent, as compared to the thirteen week period ended June 29, 2003.

       SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 36.6 percent of the Company's revenues for the thirteen week period ended June 27, 2004, as compared to 37.5 percent for the thirteen week period ended June 29, 2003. Salaries and employee benefits increased $0.4 million, or 0.9 percent, to $39.4 million for the thirteen week period ended June 27, 2004.

       NEWSPRINT, INK AND PRINTING CHARGES. For the thirteen week period ended June 27, 2004, newsprint, ink and printing charges were 7.6 percent of the Company's revenues, as compared to 7.4 percent for the thirteen week period ended June 29, 2003. Newsprint, ink and printing charges for the thirteen week period ended June 27, 2004 increased approximately $0.4 million, or 5.6 percent, as compared to the thirteen week period ended June 29, 2003. This increase is principally due to an increase of approximately 8.1 percent in newsprint expense. The increase in newsprint expense is due to an increase in unit costs of approximately nine percent, partially offset by a decline in consumption.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.3 percent and 12.5 percent of the Company's revenues for the thirteen week periods ended June 27, 2004 and June 29, 2003, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended June 27, 2004 increased $1.3 million, or 9.7 percent, to $14.3 million. This increase was primarily due to costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance costs.

       DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense was
3.4 percent of the Company's revenues for the thirteen week period ended June 27, 2004 as compared to 3.8 percent for the thirteen week period ended June 29, 2003. Depreciation and amortization expense for the period ended June 27, 2004 decreased approximately $0.2 million, or 6.0 percent, to $3.7 million as compared to the prior year period, primarily as a result of decreased depreciation due to the reduction in expense for assets that are now fully depreciated, partially offset by depreciation associated with capital expenditures.

       OTHER EXPENSES. Other expenses were 13.6 percent and 13.9 percent of the Company's revenues for the thirteen week periods ended June 27, 2004 and June 29, 2003, respectively. Other expenses increased approximately $0.2 million, or
1.1 percent, to $14.6 million for the thirteen week period ended June 27, 2004, as compared to the prior year period, principally as a result of increases in distribution and promotion costs.

       OPERATING INCOME. Operating income was $27.4 million, or 25.5 percent of the Company's revenues, for the thirteen week period ended June 27, 2004 as compared to $25.9 million, or 24.9 percent of the Company's revenues, for the thirteen week period ended June 29, 2003.

       NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased approximately $0.6 million, or 17.0 percent, for the thirteen week period ended June 27, 2004 as compared to the thirteen week period ended June 29, 2003, principally due to a reduction in the weighted-average debt outstanding during the thirteen week period ended June 27, 2004 as compared to the thirteen week period ended June 29, 2003. Interest rates were approximately 1.5 percent lower in the 2004 period.

       PROVISION FOR INCOME TAXES. The provision for income taxes increased approximately $1.3 million, or 15.9 percent, for the thirteen week period ended June 27, 2004 as compared to the thirteen week period ended June 29, 2003, due to an increase in pretax income and an increase in the Company's effective tax rate to 39.2 percent from 37.1 percent. The increase in the effective tax rate is principally the result of state tax law changes.

       OTHER INFORMATION. EBITDA (which the Company defines as net income plus provision for income taxes, net interest expense, depreciation, amortization, and other non-cash, special or non-recurring charges) was $31.1 million for the thirteen week period ended June 27, 2004 as compared to $29.8 million for the thirteen week period ended June 29, 2003. Free cash flow (which the Company defines as EBITDA minus capital expenditures, net interest expense and cash income taxes) was $18.0 million, or $0.42 per diluted share, for the thirteen week period ended June 27, 2004, as compared to $13.9 million, or $0.33 per diluted share, for the thirteen week period ended June 29, 2003. See "Reconciliation of Certain Non-GAAP Financial Measures" below.

TWENTY-SIX WEEK PERIOD ENDED JUNE 27, 2004 AS COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED JUNE 29, 2003

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS COMPLETED IN 2003 AND 2004 FROM THE RESULTS OF THE PERIODS PRESENTED.

       SUMMARY. Net income for the twenty-six week period ended June 27, 2004 was $25.0 million, or $0.59 per diluted share, versus $23.7 million, or $0.57 per diluted share, for the period ended June 29, 2003.

       REVENUES. For the twenty-six week period ended June 27, 2004, the Company's revenues increased $6.0 million, or 3.0 percent, to $206.8 million. Newspaper revenues for the twenty-six weeks ended June 27, 2004 as compared to the prior year period increased $6.3 million, or 3.3 percent, to $198.7 million, due to an increase in advertising revenue of $6.7 million, or 4.5 percent, which increase in advertising revenues was partially offset by a reduction in circulation revenues for the twenty-six week period of $0.4 million, or 0.8 percent, as compared to the prior year period. Commercial printing and other revenues for the twenty-six weeks ended June 27, 2004 decreased approximately $0.3 million, or 3.4 percent, to $8.1 million as compared to the prior year period and represented 3.9 percent of the Company's revenues for the twenty-six weeks ended June 27, 2004 as compared to 4.2 percent for the prior year period. Online revenues for the twenty-six weeks ended June 27, 2004 were approximately $2.7 million, an increase of approximately 20.2 percent as compared to the prior year period.

       The following table sets forth the Company's total advertising revenues, by category, for the twenty-six week periods ended June 27, 2004 and June 29, 2003:

                                                             TWENTY-SIX WEEKS ENDED
         (DOLLARS IN THOUSANDS)                        June 27, 2004         June 29, 2003      % Increase
         ----------------------------------------------------------------------------------------------------

         Local                                              $ 82,909              $ 80,960           2.4%
         Classified                                           63,080                59,121           6.7%
         National                                              8,147                 7,401          10.1%
         ----------------------------------------------------------------------------------------------------

            Total advertising revenues                      $154,136              $147,482           4.5%
         ====================================================================================================



       SAME-STORE  NEWSPAPER  REVENUES.  On a same-store basis,  total newspaper revenues for the twenty-six week period ended June 27, 2004 increased $5.7 million, or 2.9 percent, to $198.1 million from $192.4 million in the prior year period. Same-store advertising revenues increased $6.0 million, or 4.1 percent, with all three categories of advertising revenues showing positive year-over-year trends. Classified advertising revenues increased 6.6 percent, retail advertising revenues increased 1.7 percent and national advertising increased 10.1 percent for the twenty-six weeks ended June 27, 2004, each on a same store basis and as compared to the twenty-six weeks ended June 29, 2003. The increase in classified advertising revenues resulted from a 13.2 percent increase in same-store classified employment advertising revenues and a 12.2 percent increase in same-store classified real estate advertising revenues, partially offset by a 6.0 percent decrease in same-store classified automotive advertising revenues. Same-store circulation revenues declined $0.4 million, or
0.8 percent, as compared to the twenty-six week period ended June 29, 2003.

       SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 38.0 percent of the Company's revenues for the twenty-six week period ended June 27, 2004, as compared to 38.8 percent for the twenty-six week period ended June 29, 2003. Salaries and employee benefits increased $0.8 million, or 1.0 percent, for the twenty-six week period ended June 27, 2004 to $78.7 million.

       NEWSPRINT, INK AND PRINTING CHARGES. For the twenty-six week period ended June 27, 2004, newsprint, ink and printing charges were 7.7 percent of the Company's revenues, as compared to 7.6 percent for the twenty-six week period ended June 29, 2003. Newsprint, ink and printing charges for the twenty-six week period ended June 27, 2004 increased approximately $0.7 million, or 4.6 percent, as compared to the twenty-six week period ended June 29, 2003. This increase is principally due to an increase of approximately 7.4 percent in newsprint expense. The increase in newsprint expense is due to an increase in unit costs of approximately nine percent, partially offset by a decline in consumption.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.4 percent and 13.0 percent of the Company's revenues for the twenty-six week periods ended June 27, 2004 and June 29, 2003, respectively. As compared to the prior year period, selling, general and administrative expenses for the twenty-six week period ended June 27, 2004 increased $1.8 million, or
6.8 percent, to $27.8 million. This increase was primarily due to costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance costs.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the twenty-six period ended June 27, 2004 was 3.6 percent of the Company's revenues 2004 as compared to 3.9 percent for the twenty-six week period ended June 29, 2003. Depreciation and amortization expense for the twenty-six week period ended June 27, 2004 decreased $0.4 million, or 4.8 percent, to $7.4 million as a result of decreased depreciation due to the reduction in expense for assets that are now fully depreciated, partially offset by depreciation associated with capital expenditures.

       OTHER EXPENSES. Other expenses were 14.3 percent of the Company's revenues for both the twenty-six week period ended June 27, 2004 and the twenty-six week period ended June 29, 2003. Other expenses increased $0.8 million, or 2.9 percent, to $29.5 million in the twenty-six week period ended June 27, 2004. This increase was primarily due to increases in distribution and promotion costs.

       OPERATING INCOME. Operating income was $47.6 million, or 23.0 percent of the Company's revenues, for the twenty-six week period ended June 27, 2004 as compared to $45.3 million, or 22.5 percent of the Company's revenues, for the twenty-six week period ended June 29, 2003.

       NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased approximately $1.3 million, or 16.4 percent, for the twenty-six week period ended June 27, 2004 as compared to the twenty-six week period ended June 29, 2003, principally due to a reduction in the weighted-average debt outstanding during the twenty-six week period ended June 27, 2004 as compared to the twenty-six week period ended June 29, 2003. Interest rates were approximately
1.5 percent lower in the 2004 period.

       PROVISION FOR INCOME TAXES. The provision for income taxes increased approximately $2.3 million, or 16.8 percent, for the twenty-six week period ended June 27, 2004 as compared to the twenty-six week period ended June 29, 2003, primarily due to an increase in pretax income and an increase in the Company's effective tax rate to 39.2 percent from 36.8 percent. The increase in the effective tax rate is principally the result of state law changes and a Federal Empowerment Zone tax credit of approximately $150,000, which was recognized in the first quarter of 2003.

       OTHER INFORMATION. EBITDA (which the Company defines as net income plus provision for income taxes, net interest expense, depreciation, amortization, and other non-cash, special or non-recurring charges) was $55.0 million in the twenty-six week period ended June 27, 2004, as compared to $53.0 million for the twenty-six week period ended June 29, 2003. Free cash flow (which the Company defines as EBITDA minus capital expenditures, net interest expense and cash income taxes) was $31.9 million, or $0.75 per diluted share, for the twenty-six week period ended June 27, 2004, as compared to $27.0 million, $0.65 per diluted share, for the twenty-six week period ended June 29, 2003. See "Reconciliation of Certain Non-GAAP Financial Measures" below.

LIQUIDITY AND CAPITAL RESOURCES

       On July 2, 2004, the Company entered into a definitive agreement to acquire 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. The purchase price for the acquisition is $415 million and will be paid in cash. The acquisition will be financed with a portion of the proceeds of new senior secured credit facilities to be provided by JPMorgan Chase Bank. The new facilities, which will be in an aggregate amount of up to $1.05 billion, will also refinance the Company's indebtedness outstanding under its existing Credit Agreement, which was approximately $378.9 million at June 27, 2004. Upon closing of the new facility, the Company anticipates that it will have availability under the new facility of approximately $230 million.

       The Company's operations have historically generated strong positive cash flow. The Company believes that cash flows from operations and the availability of funds from external sources, will be sufficient to fund its operating needs, capital expenditure requirements and long-term debt obligations and will provide it with flexibility to finance its acquisition strategy and share repurchase program.

       CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities for the twenty-six week period ended June 27, 2004 was $39.7 million as compared to $39.6 million for the twenty-six week period ended June 29, 2003. Current assets were $61.0 million and current liabilities, excluding current maturities of long-term debt, were $50.5 million as of June 27, 2004. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility in accordance with its terms, is classified as a long-term liability.

       CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $6.1 million for the twenty-six week period ended June 27, 2004. Cash used in investing activities in 2004 was for investments in property, plant and equipment and purchases of businesses. Net cash used in investing activities was $8.7 million for the twenty-six week period ended June 29, 2003. The Company has a capital expenditure program for its existing operation of approximately $16 million in place for 2004, which includes: spending on technology, including prepress and business systems, computer hardware and software; buildings; other machinery and equipment; and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

       CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $33.6 million for the twenty-six week period ended June 27, 2004, reflecting the utilization of free cash flow to repay $39.5 million of debt, offset partially by proceeds from stock option exercises. Net cash used in financing activities was $30.9 million for the twenty-six week period ended June 29, 2003, of which $23.5 million was used to repay debt and $7.9 million was used to repurchase the Company's stock, offset partially by proceeds received from stock option exercises.

       DEBT AND DERIVATIVE ACTIVITY. The Company entered into a credit agreement in July 1998 with a group of lenders, led by Chase Manhattan Bank (the predecessor to JPMorgan Chase Bank) as administrative agent (the "Credit Agreement"). The Credit Agreement provided for two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans") each at a face amount of $250 million, and a secured revolving credit facility (the
"Revolving Credit Facility") for $400 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility.

       The Term Loans mature on March 31, 2006 and September 30, 2006, and the Revolving Credit Facility matures on March 31, 2006. The Term Loans are repayable in quarterly installments and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commenced in 2002. In addition, under the terms of the Company's Credit Agreement, net proceeds, as defined in the Credit Agreement, from the sale of newspaper properties that are not reinvested within 365 days must be used to prepay debt.

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

       On April 8, 2004, the Company entered into an additional interest rate collar (the "New Collar"). The effective date of the New Collar is October 29, 2004. The New Collar is for a notional amount of $100 million, which is fixed for its two-year term. Similar to the existing Collars, the New Collar establishes a CAP and a floor at no initial cost to the Company. The CAP on the New Collar is 4.5 percent and the floor is 2.08 percent. These rates are based upon the 90-day LIBOR.

       Under Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133") as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and twenty-six weeks ended June 27, 2004 and the fiscal year ended December 28, 2003. The total deferred loss reported in OCI as of June 27, 2004 and December 28, 2003 was approximately $ 0.3 million and $1.5 million, respectively (net of $ 0.2 million and $1.0 million of deferred taxes, respectively).

       Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPA's for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

       The Company's  weighted-average effective interest rate was approximately
3.2 percent for the twenty-six week period ended June 27, 2004. These interest rates reflect the effect of a $1.4 million pre-tax charge realized and reported as a component of interest expense for the twenty-six week period ended June 27, 2004 related to the Company's IRPAs in place during 2004.

       CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of June 27, 2004, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2006, of $378.9 million, of which $95.4 million was
outstanding   under  the  Revolving  Credit  Facility  and  $283.5  million  was outstanding under the Term Loans. As noted above, the Company intends to refinance the obligations outstanding under the Credit Agreement in connection with the 21st Century acquisition. See "- Acquisitions and Dispositions."

       The remaining aggregate maturities payable under the Term Loans for the following fiscal years are as follows (DOLLARS IN THOUSANDS):


          2004                                 $ 20,162
          2005                                   64,637
          2006                                  198,655


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

       As of June 27, 2004, the maximum availability under the Revolving Credit Facility was $184.6 million, with $167.6 million available based on the terms of the Credit Agreement.

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

       The Company leases office space and equipment under non-cancelable operating leases. These leases contain several renewal options for periods up to seven years. The Company's future minimum lease payments under non-cancelable operating leases in effect as of December 28, 2003, are as follows (DOLLARS IN THOUSANDS):

          2004                                  $ 2,027
          2005                                    1,509
          2006                                    1,229
          2007                                      833
          2008                                      704
          Thereafter                              1,169


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

LONG-LIVED ASSETS


       Identifiable intangible assets, such as customer lists and covenants not to compete, are amortized using the straight-line method over their estimated useful lives for the years presented in the Company's consolidated financial statements. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

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

       Journal Register Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization, and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes.

       These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, Journal Register Company's calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between
(i) net income and EBITDA and (ii) net income and free cash flow, in each case for the thirteen and twenty-six week periods ended June 27, 2004 and June 29, 2003.



                                                            THIRTEEN WEEKS ENDED          TWENTY-SIX WEEKS ENDED
                                                         JUNE 27,        JUNE 29,        JUNE 27,       JUNE 29,
(DOLLARS IN THOUSANDS)                                     2004            2003            2004          2003
-------------------------------------------------------------------------------------------------------------------


Net income                                               $ 14,760        $ 13,931        $ 25,007         $ 23,734
        Add:  Provision for income taxes                    9,518           8,212          16,111           13,798
        Add:  Net interest expense and other                3,128           3,770           6,463            7,729
                                                    ---------------- ---------------  -----------------------------
Operating income                                           27,406          25,913          47,581           45,261
                                                    ---------------- ---------------  -----------------------------
        Add:  Depreciation and amortization                 3,678           3,914           7,389            7,764
                                                    ---------------- ---------------  -----------------------------
   EBITDA                                                  31,084          29,827          54,970           53,025
                                                    ---------------- ---------------  -----------------------------
   EBITDA margin                                              29%             29%             27%              26%
                                                    ---------------- ---------------  -----------------------------
        Less:  Capital expenditures                       (3,017)         (6,482)         (5,070)          (8,676)

        Less:  Interest expense                           (3,088)         (3,765)         (6,397)          (7,701)

        Less:  Cash income taxes                          (7,008)         (5,693)        (11,554)          (9,694)
                                                    ---------------- ---------------  -----------------------------
   Free cash flow                                        $ 17,971        $ 13,887        $ 31,949         $ 26,954
===================================================================================================================



CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Statements in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include the plans and objectives of the Company for future operations and trends affecting the Company's financial condition and results of operations. In addition, the words "anticipates," "projects," "plans," "intends," "estimates," "expects," "may," "believes" and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission ("SEC"), and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company's acquisition strategy, including the acquisition of 21st Century, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, including the acquisition of 21st Century, competitive pressures, general or regional economic conditions, advertising trends, the unavailability or a material increase in the price of newsprint, and increases in interest rates, among other things. These and other factors are discussed in more detail in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the year ended December 28, 2003. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

       At June 27, 2004, the Company had in effect collar agreements with respect to an aggregate notional amount of $293 million of the Company's outstanding indebtedness. Assuming a 10 percent increase or reduction in variable interest rates, the annual impact on the Company's pre-tax earnings would be approximately $0.7 million.

       Newsprint, which is the principal raw material for the Company's newspapers, is a commodity and is exposed to price changes. The Company seeks to manage the effects of increases in the price of newsprint through a combination of, among other things, technology improvements, including reductions in page size, inventory management, advertising and circulation price increases.

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

       Subsequent to the end of fiscal year 2003, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting, (ii) circulation management applications and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company's internal and disclosure controls and its operating efficiencies. Deployment of the financial applications is expected to be completed by the end of fiscal year 2004, and deployment of the advertising and circulation management applications is expected to occur thereafter. Through June 27, 2004, the Company has not experienced any adverse effect on its internal and disclosure controls as a result of this deployment and does not anticipate any adverse effect during the remainder of the deployment phase.

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       The Company held its Annual Meeting of Stockholders on May 18, 2004. At the Annual Meeting, the stockholders elected Burton B. Staniar and James W. Hall as Class A directors of the Company to hold office until the 2007 Annual Meeting of Stockholders. The stockholders also approved an amendment of the 1997 Stock Incentive Plan, approved the continuation of the Executive Incentive Compensation Plan, and also ratified the appointment of Ernst & Young LLP as independent auditors for the Company for fiscal year 2004.

Each of the Class A directors nominated by the Company were elected with the following voting results:

                             VOTES         VOTES
                              FOR        WITHHELD

Burton B. Staniar          37,905,947     888,811

James W. Hall              37,958,424     836,334



The other proposals submitted to the stockholders were approved with the following voting results:



                                               VOTES                  VOTES
                                              CAST FOR             CAST AGAINST           ABSTENTIONS

Approve an amendment of the 1997
Stock Incentive Plan                         25,144,655             6,420,326               642,224

                                               VOTES                  VOTES
                                              CAST FOR             CAST AGAINST           ABSTENTIONS

Approve the continuation of the
Executive Incentive Compensation Plan        30,432,293             1,149,597               625,315


                                               VOTES                  VOTES
                                              CAST FOR             CAST AGAINST           ABSTENTIONS

Approve the appointment of
Ernst & Young LLP as independent
auditors for the Company  for the fiscal
year 2004                                    37,883,766               889,278                21,714



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

     (b)  REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K on April 21, 2004, furnishing pursuant to Item 12 thereof certain information regarding the text of a press release issued by the Company, dated April 16, 2004, titled "Journal Register Company Announces First Quarter 2004 Results".

                                   SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


      Date: August 2, 2004              JOURNAL REGISTER COMPANY


                                        By:  /S/  JEAN B. CLIFTON
                                             --------------------
                                             Jean B. Clifton Executive Vice
                                             President and Chief Financial
                                             Officer (signing on behalf of the
                                             registrant as principal financial
                                             officer)