Form 10-Q
period 2004-09-26
JOURNAL REGISTER CO
filed 2004-11-05
CIK 1035815

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

               For the quarterly period ended September 26, 2004

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

                                 (609) 396-2200
              (Registrant's Telephone Number, Including Area Code)
           ----------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 41,956,260 shares outstanding (exclusive of treasury shares) as of November 1, 2004.

================================================================================

                            JOURNAL REGISTER COMPANY

                               INDEX TO FORM 10-Q




PART I.         FINANCIAL INFORMATION                                   PAGE NO.
-------         ---------------------                                   --------

     Item 1.    Financial Statements (Unaudited):

                Condensed Consolidated Balance Sheets..........................1

                Condensed Consolidated Statements of Income....................2

                Condensed Consolidated Statements of Cash Flows................3

                Notes to Condensed Consolidated Financial Statements...........4

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk....22

     Item 4.    Controls and Procedures.......................................22

PART II.        OTHER INFORMATION
--------        -----------------

     Item 6.    Exhibits and Reports on Form 8-K..............................23

     Signature  ..............................................................24

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            JOURNAL REGISTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

DOLLARS IN THOUSANDS                            SEPTEMBER 26,       DECEMBER 28,
FISCAL PERIOD ENDED                                 2004                2003
================================================================================
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                      $        50          $      31
  Accounts receivable, less allowance
    for doubtful accounts of  $ 8,454
    and $ 5,785, respectively                         64,039             43,591
  Inventories                                          9,301              6,597
  Deferred income taxes                               13,979              3,719
  Other current assets                                 8,650              4,149
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  96,019             58,087
-------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                13,036             10,720
  Buildings and improvements                          90,026             76,759
  Machinery and equipment                            194,085            174,519
  Construction in progress                            11,577              7,413
-------------------------------------------------------------------------------
TOTAL                                                308,724            269,411

Less accumulated depreciation                       (151,915)          (143,398)
-------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                    156,809            126,013
-------------------------------------------------------------------------------
INTANGIBLE AND OTHER ASSETS:
  Goodwill                                           850,719            491,833
  Other intangible assets, net of
    accumulated amortization
    of $ 7,559  and $ 9,654,
    respectively                                      55,608             14,500
  Other assets                                         4,194              2,627
-------------------------------------------------------------------------------
TOTAL ASSETS                                     $ 1,163,349          $ 693,060
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Current maturities of long-term debt           $         -          $  37,853
  Accounts payable                                    15,920              9,454
  Accrued interest                                     3,158              2,062
  Deferred subscription revenue                       14,848             10,614
  Accrued salaries and vacation                       10,514              6,455
  Fair market value of hedges                            246              2,483
  Other accrued expenses and current
    liabilities                                       36,358             14,564
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             81,044             83,485
-------------------------------------------------------------------------------
Senior debt, less current maturities                 789,100            380,492
Deferred income taxes                                 60,624             47,379
Accrued retiree benefits and other
  liabilities                                         27,279             19,462
Income taxes payable                                  34,488             89,898

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value per share,
        300,000,000 shares authorized,
        48,437,581 issued at September 26, 2004
        and December 28, 2003                            484                484
  Additional paid-in capital                         360,269            359,359
  Unearned compensation                                  (97)                 -
  Accumulated deficit                                (76,331)          (167,426)
-------------------------------------------------------------------------------
                                                     284,325            192,417
-------------------------------------------------------------------------------
  Less treasury stock, 6,482,571 and 6,837,948
    shares, respectively, at cost                    (95,577)          (100,817)
  Accumulated other comprehensive loss,
    net of tax                                       (17,934)           (19,256)
-------------------------------------------------------------------------------
NET STOCKHOLDERS' EQUITY                             170,814             72,344
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,163,349          $ 693,060
===============================================================================

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                     THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                              ---------------------------------   ---------------------------------
IN THOUSANDS, EXCEPT PER SHARE DATA            SEPTEMBER 26,     SEPTEMBER 28,     SEPTEMBER 26,     SEPTEMBER 28,
FISCAL PERIOD ENDED                                2004              2003              2004              2003
--------------------------------------------------------------------------------------------------------------------

REVENUES:
    Advertising                                  $  93,737         $ 73,516          $ 247,873        $ 220,998
    Circulation                                     24,968           22,870             69,576           67,832
------------------------------------------------------------------------------------------------------------------
  Newspaper revenues                               118,705           96,386            317,449          288,830
  Commercial printing and other                      4,347            4,420             12,412           12,768
------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                     123,052          100,806            329,861          301,598
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Salaries and employee benefits                    48,085           38,759            126,772          116,678
  Newsprint, ink and printing charges               10,257            7,872             26,127           23,046
  Selling, general and administrative               17,160           13,356             44,958           39,380
  Depreciation and amortization                      4,745            3,861             12,134           11,625
  Other                                             17,393           15,107             46,877           43,757
------------------------------------------------------------------------------------------------------------------
Total operating expenses                            97,640           78,955            256,868          234,486
------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                    25,412           21,851             72,993           67,112
Net interest expense and other                      (5,307)          (4,442)           (11,770)         (12,171)
Write-off of prior debt issuance costs              (1,211)               -             (1,211)               -
------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes            18,894           17,409             60,012           54,941
Net benefit for income taxes                       (47,194)         (14,455)           (31,083)            (657)
------------------------------------------------------------------------------------------------------------------
NET INCOME                                       $  66,088         $ 31,864          $  91,095        $  55,598
==================================================================================================================

NET INCOME PER COMMON SHARE:
  Basic                                          $    1.58         $   0.77          $    2.17        $    1.35
  Diluted                                        $    1.55         $   0.76          $    2.14        $    1.34

WEIGHTED-AVERAGE SHARES OUTSTANDING:
  Basic                                             41,952           41,139             41,886           41,237
  Diluted                                           42,604           41,717             42,631           41,643

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      THIRTY-NINE WEEKS ENDED
                                                                               -----------------------------------
(DOLLARS IN THOUSANDS)                                                          SEPTEMBER 26,       SEPTEMBER 28,
FISCAL PERIOD ENDED                                                                 2004                2003
==================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   91,095           $  55,598
Adjustments to reconcile net income to net cash provided by
    operating activities:
Provision for losses on accounts receivable                                          2,813               2,851
Depreciation and amortization                                                       12,134              11,625
Increase in deferred income taxes                                                    2,070               6,466
(Increase) decrease in accounts receivable                                          (6,745)              1,054
Increase (decrease) in accounts payable                                                984              (1,674)
Decrease in income taxes payable                                                   (53,675)            (20,710)
Other, net                                                                           9,512               3,130
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           58,188              58,340
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property, plant and equipment                                      (8,426)            (10,102)
Purchases of businesses                                                           (414,741)                  -
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (423,167)            (10,102)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) long-term debt                                         (51,672)            (40,868)
Proceeds from issuance of long-term debt                                           795,000                   -
Extinguishment of prior long-term debt                                            (372,573)                  -
Financing costs                                                                    (11,907)                  -
Exercise of stock options for common stock                                           6,150                 533
Purchase of Company stock                                                                -              (7,905)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                                364,998             (48,240)
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                        19                  (2)
Cash and cash equivalents, beginning of period                                          31                  33
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $       50           $      31
==================================================================================================================

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                    $   10,531           $  11,526
    Income taxes                                                                $   11,919           $  13,542

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Comprehensive income -- mark-to-market hedge
  adjustments, net of tax                                                       $    1,322           $   1,101

==================================================================================================================

                             SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (Unaudited)



1.       ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). The Company primarily publishes daily and non-daily newspapers serving markets in Greater Philadelphia, Michigan, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 194 individual Websites featuring the Company's daily newspapers and non-daily publications.

         The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

         The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 26, 2004 and December 28, 2003, the results of its operations for the thirteen and thirty-nine week periods ended September 26, 2004 and September 28, 2003 and its cash flows for the thirty-nine week periods ended September 26, 2004 and September 28, 2003. These financial statements should be read in conjunction with the Company's December 28, 2003 audited consolidated financial statements and notes thereto. Interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share ("EPS"):

                                                 THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                         -------------------------------------   -----------------------------------
(IN THOUSANDS)                           SEPTEMBER 26,         SEPTEMBER 28,      SEPTEMBER 26,     SEPTEMBER 28,
                                             2004                  2003               2004              2003
--------------------------------------------------------------------------------------------------------------------
Weighted-average shares - basic             41,952                41,139             41,886            41,237
Effect of dilutive securities:
   Employee stock options                      652                   578                745               406
--------------------------------------------------------------------------------------------------------------------
Weighted-average shares - diluted           42,604                41,717             42,631            41,643
====================================================================================================================

         Options to purchase approximately 2.6 million shares of common stock at a range of $19.40 to $22.50 per share and approximately 2.2 million shares at a range of $21.00 to $22.50 per share were outstanding during the thirteen and thirty-nine week periods ended September 26, 2004, but were not included in the computation of diluted EPS in either period because the exercise prices were greater than the average market price of the common shares during such periods. Similarly, options to purchase approximately 2.2 million shares of common stock at a range of $21.00 to $22.50 per share and approximately 2.6 million shares at a range of $17.55 to $22.50 per share were outstanding during the thirteen and thirty-nine week periods ended September 28, 2003, respectively, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares during such periods.

3.       INCOME TAXES

         The provision for income taxes for the thirteen and thirty-nine week periods ended September 26, 2004 and September 28, 2003 reflect the reversal of previously recorded income tax accruals of approximately $54.6 million and $20.9 million, respectively, that were determined to no longer be required.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (Unaudited)



4.       COMMON STOCK

         The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. Based on the terms of the Credit Agreement (defined in Note 6 below), the Company may currently use up to $50 million per year for the repurchase of the Company's Common Stock. Shares under the stock repurchase program are to be purchased at management's discretion, either in the open market or in privately negotiated transactions. Since January 13, 1999, and as of September 26, 2004, the Company has repurchased approximately 7.5 million shares at a total cost of approximately $110.2 million.

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

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows:


                                                     THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                             -------------------------------------   ------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT                    SEPT. 26,            SEPT. 28,           SEPT. 26,        SEPT. 28,
PER SHARE AMOUNTS)                                 2004                 2003                2004             2003
-------------------------------------------------------------------------------------------------------------------------

Net income:
    As reported                                  $ 66,088             $ 31,864            $ 91,095         $ 55,598
     Add: Stock-based employee
        compensation expense included
        in reported net income,  net of
        related tax effects                            22                    -                  29                -
     Deduct: Total stock-based
        employee  compensation
        expense determined under fair
        value based method for all
        awards, net of  related tax effects          (525)                (761)             (1,525)          (2,265)
-------------------------------------------------------------------------------------------------------------------------
     Pro forma                                   $ 65,585             $ 31,103            $ 89,599         $ 53,333
=========================================================================================================================

Net income per common share:
     As reported:
         Basic                                   $   1.58             $   0.77            $   2.17         $   1.35
         Diluted                                 $   1.55             $   0.76            $   2.14         $   1.34
     Pro forma:
         Basic                                   $   1.56             $   0.76            $   2.14         $   1.29
         Diluted                                 $   1.54             $   0.75            $   2.10         $   1.28
=========================================================================================================================

6.       ACQUISITIONS

         The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to the finalization of customary adjustments and closing costs.

         On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a Delaware corporation ("21st Century"), pursuant to an Agreement and Plan of Merger (the "Agreement"), dated July 2, 2004, with 21st Century and Wolverine Acquisition Corp., a Delaware corporation ("Merger Sub") and a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Merger Sub merged with and into 21st Century, with 21st Century surviving as an indirect wholly-owned subsidiary of the Company (the "Merger"). The assets of 21st Century include four daily newspapers and 87 non-daily publications located in Michigan.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (Unaudited)



6.       ACQUISITIONS (CONTINUED)

         In connection with the transactions described in the Agreement, the Company entered into a Credit Agreement, dated August 12, 2004, with JPMorgan Chase Bank as Administrative Agent and Co-Documentation Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York, Key Bank National Association, SunTrust Bank and Wachovia Bank, National Association, as Co-Syndication Agents, and The Royal Bank of Scotland PLC, as Co-Documentation Agent (the "Credit Agreement").

         The purchase price for the acquisition was $415 million and was financed with borrowings under the Credit Agreement. The purchase price has been allocated to the net assets acquired based on the estimated fair value of such assets. The estimated fair values contained herein are preliminary in nature, and may not be indicative of the final purchase price allocation, which will be based on, among other things, an assessment of fair value of such assets performed by an independent appraiser. Accordingly, the final determination of value could result in a significant increase or decrease in amortization expense in future periods from the amounts currently estimated. The preliminary purchase price allocation for 21st Century, as of September 26, 2004, is as follows (DOLLARS IN THOUSANDS):

                  Current assets                           $   23,554
                  Property, plant and equipment, net           33,182
                  Goodwill                                    359,527
                  Intangible and other long-term assets        31,268
                                                              -------
                  Total assets acquired                       447,531

                  Current liabilities                          19,360
                  Non-current liabilities                       4,162
                                                              -------
                  Total liabilities assumed                    23,522
                                                              -------

                  Net assets acquired                         424,009
                     Less: acquisition costs (net of
                     related tax effect)                        9,009
                                                              -------
                  Purchase price                            $ 415,000
                                                              =======

         Acquisition costs noted above include transaction costs and certain costs incurred or expected to be incurred in connection with the integration and consolidation of 21st Century's operations. There is no tax deductible goodwill arising in connection with the Company's acquisition of 21st Century.

         The following table presents the unaudited pro forma consolidated results of operations of the Company as though the 21st Century acquisition occurred on the first day of each period presented:


                                                     THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                             -------------------------------------   ----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT                 SEPTEMBER 26,         SEPTEMBER 28,      SEPTEMBER 26,     SEPTEMBER 28,
 PER SHARE AMOUNTS)                               2004                  2003               2004              2003
-----------------------------------------------------------------------------------------------------------------------
Net revenues                                    $ 141,191            $ 138,436          $ 420,774         $ 416,589
Net income                                      $  66,305            $  32,808          $  92,064         $  58,950
Net income per share:
   Basic                                            $1.58                $0.80              $2.20             $1.43
   Diluted                                          $1.56                $0.79              $2.16             $1.42

The pro forma results are not necessarily indicative of what actually would have occurred if the 21st Century acquisition had been in effect for the entire periods presented and are not intended to be a projection of future results.

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (Unaudited)



6.       ACQUISITIONS (CONTINUED)

         The Company also completed one acquisition during 2003 and three additional acquisitions during the first nine months of 2004. On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper serving North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro. On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities.

7.       DEBT AND INTEREST RATE DERIVATIVES

         The Credit Agreement,  which was executed August 12, 2004, provides for
(i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility.

         Term Loan A and Term Loan B mature on November 12, 2011 and August 12, 2012, respectively, and the Revolving Credit Facility matures on November 12,
2011. The Term Loans are repayable in quarterly installments commencing in December 2006 and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commence in December 2009. In addition, under the terms of the Company's Credit Agreement, under certain circumstances the Company may be required to prepay a portion of the Term Loans and any loans under an Incremental Facility in an amount equal to (i) excess net proceeds from the sale of newspaper properties that are not reinvested within at least 365 days or (ii) 50 percent of excess cash flow, as defined in the Credit Agreement, provided that there will be no prepayment of excess cash flow in any year where the Company's leverage is equal to or less than 5.00 to 1.

         The amounts outstanding under the Credit Agreement bear interest at (i)
1.5 percent to 0.625 percent above LIBOR (as defined in the Credit Agreement) or
(ii) 0.25 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 0.5 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

         An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement).

         In accordance with the requirements of the Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement.

         Pursuant to these requirements, as well as similar requirements contained in the Company's prior credit agreement, the Company entered into certain interest rate hedges ("Collars") that establish a base interest rate ceiling ("CAP") and a base interest rate floor ("floor") at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a two year term and amortizes over its term to the notional amount set

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (Unaudited)



forth below. As of September 26, 2004, the aggregate notional amount of outstanding Collars in effect was $335 million.

7.       DEBT AND INTEREST RATE DERIVATIVES (CONTINUED)

         The following table summarizes the Company's existing Collars and executed contracts for Collars not yet effective, in each case at September 26, 2004:

           Effective Date            Cap (%)     Floor (%)     Notional Amount
           -------------             -------     --------      ---------------

          October 29, 2002             6.0          2.66         $135 million
          January 29, 2003             4.0          1.54         $150 million
          August 20, 2004              4.5          2.05          $50 million
          October 29, 2004             4.5          2.08         $100 million
          January 29, 2005             4.5          2.38          $50 million

         Under Statement of Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and thirty-nine week periods ended September 26, 2004 and the fiscal year ended December 28, 2003. The total deferred loss reported in OCI as of September 26, 2004 and December 28, 2003 was approximately $0.1 million and $1.5 million, respectively (net of $0.1 million and $1.0 million of deferred taxes, respectively). Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

8.       COMPREHENSIVE INCOME

         The components of comprehensive income for the thirteen and thirty-nine week periods ended September 26, 2004 and September 28, 2003 are as follows:

                                                     THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                             ----------------------------------   ----------------------------------
(DOLLARS IN THOUSANDS)                        SEPT. 26, 2004    SEPT. 28, 2003     SEPT. 26, 2004    SEPT. 28, 2003
--------------------------------------------------------------------------------------------------------------------

Net income                                       $ 66,088          $ 31,864           $ 91,095          $ 55,598
Reclassification of unrealized gains on fully
   effective hedges to net income, net of tax         277               467              1,107             1,211
Net change in fair value of fully effective
   hedges, net of tax                                 (78)              (90)               215              (110)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                             $ 66,287          $ 32,241           $ 92,417          $ 56,699
====================================================================================================================

         Accumulated other comprehensive loss, net of tax, as of September 26, 2004 and December 28, 2003, was approximately $17.9 million and $19.3 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

9.       INTANGIBLE AND OTHER ASSETS

         On July 25, 2001, the FASB issued Statement of Financial Accounting Standard No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized. However, goodwill and indefinite-lived intangible assets are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal year 2001, the Company adopted the amortization

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (Unaudited)



provisions of SFAS 142, which currently apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 at the beginning of fiscal year 2002. The Company performs the required annual impairment tests as of the first day of the fourth quarter of each fiscal year. Changes in the carrying amounts of intangible assets are as follows:

                                           AS OF SEPTEMBER 26, 2004                   AS OF DECEMBER 28, 2003
                                  ------------------------------------------   -------------------------------------
                                                 ACCUMULATED                                ACCUMULATED
(DOLLARS IN THOUSANDS)               GROSS       AMORTIZATION       NET           GROSS     AMORTIZATION       NET
--------------------------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS SUBJECT TO
  AMORTIZATION:
  Customer and subscriber lists   $   8,107      $  (5,515)    $   2,592     $   6,743      $  (4,853)    $   1,890
  Non-compete covenants               2,870         (1,762)        1,108         2,870         (1,686)        1,184
  Advertiser accounts                16,100            (78)       16,022             -              -             -
  Debt issuance costs                11,907           (204)       11,703         4,573         (3,023)        1,550
---------------------------------------------------------------------------------------------------------------------
  Total                              38,984         (7,559)       31,425        14,186         (9,562)        4,624
---------------------------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS NOT SUBJECT
TO AMORTIZATION:
  Goodwill                          913,929        (63,210)      850,719       555,043        (63,210)      491,833
  Mastheads                          24,275            (92)       24,183         9,968            (92)        9,876
---------------------------------------------------------------------------------------------------------------------
  Total                             938,204        (63,302)      874,902       565,011        (63,302)      501,709
---------------------------------------------------------------------------------------------------------------------
  Total goodwill and
     other intangible assets      $ 977,188      $ (70,861)    $ 906,327     $ 579,197      $ (72,864)    $ 506,333
=====================================================================================================================


         Identifiable intangible assets include customer and subscriber lists, non-compete covenants, advertiser accounts and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. Mastheads are included in other intangible assets on the balance sheet. The purchase price of the 21st Century acquisition has been allocated to the net assets acquired based on the estimated fair value of such assets. The estimated fair values contained herein are preliminary in nature, and may not be indicative of the final purchase price allocation, which will be based on, among other things, an assessment of fair value of such assets performed by an independent appraiser. Accordingly, the final determination of value could result in a significant increase or decrease in amortization expense in future periods from the amounts currently estimated.

         The change in goodwill reflects the Company's acquisitions during the thirteen and thirty-nine week periods ended September 26, 2004. For the thirteen week periods ended September 26, 2004 and September 28, 2003, amortization expense for intangible assets was $660,000 and $346,000, respectively. For the thirty-nine week periods ended September 26, 2004 and September 28, 2003, amortization expense for intangible assets was $1,353,000 and $1,039,000, respectively. Estimated amortization expense for identifiable intangible assets and other assets is as follows (DOLLARS IN THOUSANDS):

            2004                                          $ 2,237
            2005                                            3,654
            2006                                            3,305
            2007                                            2,977
            2008                                            2,977
            Thereafter                                     16,425

                            JOURNAL REGISTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (Unaudited)



10.      PENSION AND OTHER POST-RETIREMENT BENEFITS

         Net Periodic Benefit Cost for the thirty-nine weeks ended September 26, 2004 and September 28, 2003 included the following components:

                                                                                           OTHER POST-RETIREMENT
                                                             PENSION BENEFITS                    BENEFITS
                                                      -------------------------------   ----------------------------
(DOLLARS IN THOUSANDS)                                      2004            2003            2004             2003
--------------------------------------------------------------------------------------------------------------------
Components of Net Periodic Benefit Cost:
     Service Cost                                         $ 1,678         $ 1,461          $    3           $    6
     Interest Cost                                          4,469           4,293             187              201
     Expected Return on Plan Assets                        (5,446)         (5,139)              -                -
     Amortization of Net:
        Transition Obligation                                   -             (30)              -                -
        Prior Service Cost                                   (267)           (267)            (69)             (69)
        (Gain)/Loss                                         1,470           1,635            (231)            (246)
--------------------------------------------------------------------------------------------------------------------
     Net Periodic Benefit Cost                            $ 1,904         $ 1,953          $ (110)          $ (108)
====================================================================================================================

         The Company currently does not expect to contribute to the Company-sponsored pension plans in fiscal year 2004, other than a contribution of approximately $39,000 during the fourth quarter of 2004 to certain pension plans acquired in connection with the 21st Century acquisition. The Company expects to contribute an amount, in the range of approximately $115,000 to $200,000, to such 21st Century plans during fiscal year 2005. For the post-retirement health and life insurance plans, the Company expects to contribute approximately $400,000 in fiscal year 2004. As of September 26, 2004, approximately $150,000 has been contributed by the Company to post-retirement health and life insurance plans.

         On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"). The Act provides for an expansion of Medicare, primarily adding a prescription drug benefit for Medicare eligible-retirees starting in 2006. The Act also provides a federal subsidy to sponsors that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is currently unable to conclude whether the benefits provided by the plans are actuarially equivalent to Medicare Part D under the legislation. Even if one or more of the plans could satisfy the actuarial equivalence requirement, the Company believes that the effects of the Act on medical obligations and costs would not be significant. Therefore, the Company's retiree medical obligations and costs reported do not reflect any impact associated with the legislation.

11.      SUBSEQUENT EVENTS

         On October 4, 2004, the Company acquired the assets of Berks-Mont Newspapers, Inc., a privately held non-daily newspaper group based in Boyertown, Pennsylvania. The acquisition included ten non-daily publications with combined circulation of approximately 168,000.

         On October 27, 2004, the Company entered into an additional interest rate Collar for a notional amount of $100 million, which is fixed for its two-year term. The CAP on this Collar is 4.5 percent and the floor is 2.47 percent. See Note 7, "Debt and Interest Rate Derivatives."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company's principal business is publishing newspapers in the United States, and its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

         As of September 26, 2004, the Company owned and operated 27 daily newspapers and 337 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company has total paid daily circulation of approximately 635,000, total paid Sunday circulation of approximately 665,000 and total non-daily distribution of approximately 5 million.

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

         The Company's revenues are derived from advertising, paid circulation (including single copy sales and subscription sales) and commercial printing and other activities. Advertising revenues are comprised of three basic categories: retail, classified and national. The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company also seeks to increase overall readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions.

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

         In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues of $4.3 million are included in advertising revenues for the thirty-nine week period ended September 26, 2004 and constituted approximately 1.7 percent of total advertising revenues during the period. The Company's online objective is to make its Websites, all of which are accessible through WWW.JOURNALREGISTER.COM, the local information portal for their respective markets by establishing such Websites as the indispensable source of useful and reliable community news, sports and information in their markets. The Company currently operates 194 Websites, which are affiliated with the Company's daily newspapers and non-daily publications.

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

ACQUISITIONS AND DISPOSITIONS

         On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 132,000 and combined average Sunday net paid circulation of approximately 177,000, and 87 non-daily publications with approximately 1.5 million non-daily distribution. The 21st Century newspaper cluster is the Company's second largest cluster based on revenues, after the Company's Greater Philadelphia cluster. THE OAKLAND PRESS and THE MACOMB DAILY, two of 21st
Century's daily newspapers, are the Company's second and third largest newspapers, respectively, with the NEW HAVEN REGISTER remaining the Company's flagship and largest newspaper.

         The Company also completed one acquisition during 2003 and three other acquisitions during 2004. On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper servicing North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro. On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities. On October 4, 2004, subsequent to the end of the 2004 third quarter, the Company acquired the assets of Berks-Mont Newspapers, Inc., a privately held non-daily newspaper group, based in Boyertown, Pennsylvania, that includes ten non-daily publications with combined circulation of approximately 168,000.

         From September 1993 through October 31, 2004, the Company completed 30 strategic acquisitions, acquiring 18 daily newspapers, 294 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

RESULTS OF OPERATIONS

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 26, 2004 AS COMPARED TO THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 2003

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS COMPLETED IN 2003 AND 2004 FROM THE RESULTS OF THE PERIODS PRESENTED.

         SUMMARY. Net income for the thirteen week period ended September 26, 2004 was $66.1 million, or $1.55 per diluted share, versus $31.9 million, or $0.76 per diluted share, for the thirteen week period ended September 28, 2003.

         REVENUES. For the thirteen week period ended September 26, 2004, the Company's revenues increased $22.2 million, or 22.1 percent, to $123.1 million. This increase resulted from an increase in same-store advertising revenues and from the additional revenues associated with the Company's acquisitions. Total newspaper revenues for the thirteen weeks ended September 26, 2004 as compared to the prior year period increased $22.3 million, or 23.2 percent, to $118.7 million, reflecting an increase in advertising revenues of $20.2 million, or
27.5 percent, and an increase in circulation revenues of $2.1 million, or 9.2 percent, to $25.0 million. Commercial printing and other revenues for the thirteen weeks ended September 26, 2004 decreased approximately $0.1 million, or
1.7 percent, to $4.3 million as compared to the prior year period and represented 3.5 percent of the Company's revenues for the thirteen weeks ended September 26, 2004. Online revenues for the thirteen weeks ended September 26, 2004 were approximately $1.6 million, an increase of approximately 24.2 percent as compared to the prior year period, and constituted approximately 1.8 percent of total advertising revenues during the period.

         The  following  table  sets  forth  the  Company's  total   advertising
revenues, by category, for the thirteen week periods ended September 26, 2004 and September 28, 2003:

                                                         Thirteen Weeks Ended
                                                 ------------------------------------
         (DOLLARS IN THOUSANDS)                   Sept. 26, 2004      Sept. 28, 2003         % Increase
         -------------------------------------------------------------------------------------------------
         Local                                           $49,290             $38,323               28.6%
         Classified                                       39,670              31,723               25.1%
         National                                          4,777               3,470               37.7%
         -------------------------------------------------------------------------------------------------
            Total advertising revenues                   $93,737             $73,516               27.5%
         =================================================================================================

         SAME-STORE NEWSPAPER REVENUES. On a same-store basis, newspaper revenues for the thirteen week period ended September 26, 2004 increased $2.2 million, or 2.2 percent, to $98.6 million from $96.4 million in the prior year period. Same-store advertising revenues increased $2.6 million, or 3.6 percent, with all three categories of advertising revenues showing positive year-over-year trends. Retail advertising revenues increased 3.2 percent, classified advertising revenues increased 2.7 percent and national advertising revenues increased 16.1 percent on a same store basis for the thirteen weeks ended September 26, 2004, as compared to the thirteen weeks ended September 28, 2003. The increase in same-store classified advertising revenues resulted from a
14.6 percent increase in classified real estate advertising revenues and a 4.1 percent increase in classified employment advertising revenues, partially offset by an 8.3 percent decrease in classified automotive advertising revenues. Same-store circulation revenues declined $0.5 million, or 2.1 percent, as compared to the thirteen week period ended September 28, 2003.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 39.1 percent of the Company's revenues for the thirteen week period ended September 26, 2004, as compared to 38.4 percent for the thirteen week period ended September 28, 2003. Salaries and employee benefits increased $9.3 million, or 24.1 percent, to $48.1 million for the thirteen week period ended September 26, 2004, primarily due to the Company's acquisitions. On a same-store basis, salaries and employee benefits increased less than one percent in the thirteen week period of 2004 as compared to the prior year period.

         NEWSPRINT, INK AND PRINTING CHARGES. For the thirteen week period ended September 26, 2004, newsprint, ink and printing charges were 8.3 percent of the Company's revenues, as compared to 7.8 percent for the thirteen week period ended September 28, 2003. Newsprint, ink and printing charges for the thirteen week period ended September 26, 2004 increased approximately $2.4 million, or
30.3 percent, as compared to the thirteen week period ended September 28, 2003. This increase was due to an increase in unit prices of newsprint of approximately nine percent and an increase in consumption related to the Company's acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.9 percent and 13.2 percent of the Company's revenues for the thirteen week periods ended September 26, 2004 and September 28, 2003, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended September 26, 2004 increased $3.8 million, or 28.5 percent, to $17.2 million. On a same-store basis, selling, general and administrative expenses increased 4.4 percent, as compared to the prior year period, primarily due to increased costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 3.9 percent of the Company's revenues for the thirteen week period ended September 26, 2004 as compared to 3.8 percent for the thirteen week period ended September 28, 2003. Depreciation and amortization expenses for the period ended September 26, 2004 increased approximately $0.9 million, or 22.9 percent, to $4.7 million as compared to the prior year period, due to the Company's acquisitions.

         OTHER EXPENSES. Other expenses were 14.1 percent and 15.0 percent of the Company's revenues for the thirteen week periods ended September 26, 2004 and September 28, 2003, respectively. Other expenses increased approximately $2.3 million, or 15.1 percent, to $17.4 million for the thirteen week period ended September 26, 2004, as compared to the prior year period, as a result of the Company's acquisitions.

         OPERATING INCOME. Operating income was $25.4 million, or 20.7 percent of the Company's revenues, for the thirteen week period ended September 26, 2004, as compared to $21.9 million, or 21.7 percent of the Company's revenues, for the thirteen week period ended September 28, 2003.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense increased approximately $0.9 million, or 19.5 percent, for the thirteen week period ended September 26, 2004 as compared to the thirteen week period ended September 28, 2003, due to an increase in interest expense. Interest expense increased due to an increase in the weighted-average debt outstanding during the thirteen week period ended September 26, 2004 as compared to the thirteen week period ended September 28, 2003, as well as an increase in interest rates. During the thirteen weeks ended September 28, 2003, the Company recorded in net interest and other expense a special charge of $850,000 in connection with a potential acquisition that was not consummated.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company reported a net benefit for income taxes of approximately $47.2 million for the thirteen weeks ended September 26, 2004, as compared to a benefit for income taxes of approximately $14.5 million for the thirteen weeks ended September 28, 2003. The 2004 and 2003 amounts reflect the reversal of previously recorded income tax accruals that were determined to no longer be required, which were approximately $54.6 million and $20.9 million, respectively. Excluding the reversals in each period, the Company's effective tax rate for the thirteen weeks ended September 26, 2004 would have been approximately 39.4 percent, as compared to approximately 37 percent for the thirteen weeks ended September 28, 2003.

          OTHER INFORMATION. EBITDA (which the Company defines as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges) was $30.2 million for the thirteen week period ended September 26, 2004, as compared to $25.7 million for the thirteen week period ended September 28, 2003. Free cash flow (which the Company defines as EBITDA minus capital expenditures, interest and cash income taxes) was $20.3 million, or $0.48 per diluted share, for the thirteen week period ended September 26, 2004, as compared to $16.0 million, or $0.38 per diluted share, for the thirteen week period ended September 28, 2003. See "Reconciliation of Certain Non-GAAP Financial Measures" below.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 26, 2004 AS COMPARED TO THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 2003

FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FINANCIAL RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE RESULTS OF THE COMPANY'S ACQUISITIONS COMPLETED IN 2003 AND 2004 FROM THE RESULTS OF THE PERIODS PRESENTED.

         SUMMARY. Net income for the thirty-nine week period ended September 26, 2004 was $91.1 million, or $2.14 per diluted share, as compared to $55.6 million, or $1.34 per diluted share, for the period ended September 28, 2003.

         REVENUES. For the thirty-nine week period ended September 26, 2004, the Company's revenues increased $28.3 million, or 9.4 percent, to $329.9 million. Newspaper revenues for the thirty-nine weeks ended September 26, 2004 as compared to the prior year period increased $28.6 million, or 9.9 percent, to $317.4 million, due to an increase in advertising revenues of $26.9 million, or
12.2 percent, and an increase in circulation revenues of $1.7 million, or 2.6 percent, as compared to the prior year period. Commercial printing and other revenues for the thirty-nine weeks ended September 26, 2004 were relatively flat compared to the prior year period and represented 3.8 percent of the Company's revenues for the thirty-nine weeks ended September 26, 2004 as compared to 4.2 percent for the prior year period. Online revenues for the thirty-nine weeks ended September 26, 2004 were approximately

$4.3 million, an increase of approximately 21.9 percent as compared to the prior year period, and constituted approximately 1.7 percent of total advertising revenues during the period.

         The  following  table  sets  forth  the  Company's  total   advertising
revenues, by category, for the thirty-nine week periods ended September 26, 2004 and September 28, 2003:

                                                             Thirty-Nine Weeks Ended
                                                   -----------------------------------------
         (DOLLARS IN THOUSANDS)                       Sept. 26, 2004        Sept. 28, 2003       % Increase
         -----------------------------------------------------------------------------------------------------
         Local                                              $132,199             $ 119,283             10.8%
         Classified                                          102,750                90,844             13.1%
         National                                             12,924                10,871             18.9%
         -----------------------------------------------------------------------------------------------------
            Total advertising revenues                      $247,873              $220,998             12.2%
         =====================================================================================================

         SAME-STORE NEWSPAPER REVENUES. On a same-store basis, newspaper revenues for the thirty-nine week period ended September 26, 2004 increased $7.8 million, or 2.7 percent, to $296.7 million from $288.8 million in the prior year period. Same-store advertising revenues increased $8.7 million, or 3.9 percent, with all three categories of advertising revenues showing positive year-over-year trends. Classified advertising revenues increased 5.3 percent, retail advertising revenues increased 2.1 percent and national advertising revenues increased 12.0 percent for the thirty-nine weeks ended September 26, 2004, each on a same-store basis and as compared to the thirty-nine weeks ended September 28, 2003. The increase in same-store classified advertising revenues resulted from a 13.0 percent increase in classified real estate advertising revenues and a 9.9 percent increase in classified employment revenues, partially offset by a 6.8 percent decrease in classified automotive advertising revenues. Same-store circulation revenues declined $0.8 million, or 1.2 percent, as compared to the thirty-nine week period ended September 28, 2003.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 38.4 percent of the Company's revenues for the thirty-nine week period ended September 26, 2004, as compared to 38.7 percent for the thirty-nine week period ended September 28, 2003. Salaries and employee benefits increased $10.1 million, or 8.7 percent, for the thirty-nine week period ended September 26, 2004 to $126.8 million, primarily due to the Company's acquisitions. Excluding the Company's acquisitions, salaries and employee benefits increased less than one percent in the thirty-nine week period of 2004 as compared to the prior year period.

         NEWSPRINT, INK AND PRINTING CHARGES. For the thirty-nine week period ended September 26, 2004, newsprint, ink and printing charges were 7.9 percent of the Company's revenues, as compared to 7.6 percent for the thirty-nine week period ended September 28, 2003. Newsprint, ink and printing charges for the thirty-nine week period ended September 26, 2004 increased approximately $3.1 million, or 13.4 percent, as compared to the prior year period. This increase was due to an increase in unit prices of newsprint of approximately nine percent and an increase in consumption related to the Company's acquisitions.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 13.6 percent and 13.1 percent of the Company's revenues for the thirty-nine week periods ended September 26, 2004 and September 28, 2003, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirty-nine week period ended September 26, 2004 increased $5.6 million, or 14.2 percent, to $45.0 million. This increase was largely due to the Company's acquisitions. On a same-store basis, selling, general and administrative expenses increased 5.7 percent, or $2.2 million, primarily due to costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased insurance costs.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the thirty-nine week period ended September 26, 2004 were 3.7 percent of the Company's revenues, as compared to 3.9 percent for the thirty-nine week period ended September 28, 2003. Depreciation and amortization expenses for the thirty-nine week period ended September 26, 2004 increased $0.5 million, or 4.4 percent, to $12.1 million as a result of increased depreciation and amortization expenses related to the Company's acquisitions ($0.9 million), partially offset by a $0.4 million, or 3.3 percent, decrease in same-store depreciation and amortization expenses.

         OTHER EXPENSES. Other expenses were 14.2 percent of the Company's revenues for the thirty-nine week period ended September 26, 2004 as compared to
14.5 percent for the thirty-nine week period ended September 28, 2003. Other expenses increased $3.1 million, or 7.1 percent, to $46.9 million in the thirty-nine week period ended September 26, 2004. This increase was primarily due to the Company's acquisitions. On a same-store basis, other expenses increased $0.6 million, or 1.4 percent.

         OPERATING INCOME. Operating income was $73.0 million, or 22.1 percent of the Company's revenues, for the thirty-nine week period ended September 26, 2004, as compared to $67.1 million, or 22.3 percent of the Company's revenues, for the thirty-nine week period ended September 28, 2003.

         NET INTEREST AND OTHER EXPENSE. Net interest and other expense decreased approximately $0.4 million, or 3.3 percent, for the thirty-nine week period ended September 26, 2004 as compared to the thirty-nine week period ended September 28, 2003, due to a decrease in other expense, partially offset by an increase in interest expense of approximately $400,000. During the thirty-nine weeks ended September 28, 2003, the Company recorded in net interest and other expense a special charge of $850,000 in connection with a potential acquisition that was not consummated.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company reported a net benefit for income taxes of approximately $31.1 million for the thirty-nine weeks ended September 26, 2004 as compared to a benefit for income taxes of approximately $0.7 million for the thirty-nine weeks ended September 28, 2003. The 2004 and 2003 amounts reflect the reversal of previously recorded income tax accruals that were determined to no longer be required, which were approximately $54.6 million and $20.9 million, respectively. Excluding the reversals in each period, the Company's effective tax rate for the thirty-nine week period ended September 26, 2004 would have been approximately 39.3 percent, as compared to approximately 37 percent for the thirty-nine weeks ended September 28, 2003.

         OTHER INFORMATION. EBITDA (which the Company defines as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges) was $85.1 million for the thirty-nine week period ended September 26, 2004 as compared to $78.7 million for the thirty-nine week period ended September 28, 2003. Free cash flow (which the Company defines as EBITDA minus capital expenditures, interest and cash income taxes) was $52.2 million, or $1.23 per diluted share, for the thirty-nine week period ended September 26, 2004, as compared to $42.9 million, $1.03 per diluted share, for the thirty-nine week period ended September 28, 2003. See "Reconciliation of Certain Non-GAAP Financial Measures" below.

LIQUIDITY AND CAPITAL RESOURCES

         On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. The purchase price for the acquisition was $415 million and was paid in cash. The acquisition was financed with a portion of the proceeds of new syndicated senior secured credit facilities. The new facilities, which are in an aggregate amount of up to $1.05 billion, were also used to refinance the Company's then existing indebtedness.

         The Company's operations have historically generated strong positive cash flow. The Company believes that cash flows from operations and the availability of funds from external sources will be sufficient to fund its ongoing operating needs, capital expenditure requirements and long-term debt obligations, and will provide it with flexibility to finance its acquisition strategy and share repurchase program.

         CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities for the thirty-nine week period ended September 26, 2004 was $67.5 million as compared to $58.3 million for the thirty-nine week period ended September 28, 2003. Current assets were $96.0 million and current liabilities, excluding current maturities of long-term debt, were $81.0 million as of September 26, 2004. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability, in accordance with its terms.

         CASH  FLOWS  FROM  INVESTING  ACTIVITIES.  Net cash  used in  investing activities was $432.5 million for the thirty-nine week period ended September 26, 2004. Cash used in investing activities in 2004 was for investments in property, plant and equipment and purchases of businesses. Net cash used in investing activities was $10.1 million for the thirty-nine week period ended
September 28, 2003. The Company has a capital expenditure program of approximately $20 million in place for 2004, including approximately $4 million related to the Company's 21st Century operations. The Company's 2004 capital program includes spending on technology, including prepress and business systems, computer hardware and software; buildings; other machinery and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $365.0 million for the thirty-nine week period ended September 26, 2004, reflecting the financing of the Company's acquisitions, particularly 21st Century, partially offset by the utilization of cash flows from operations to repay debt and proceeds from stock option exercises. Net cash used in financing activities was $48.2 million for the thirty-nine week period ended
September 28, 2003, of which $40.9 million was used to repay debt and $7.9 million was used to repurchase the Company's stock, offset partially by proceeds received from stock option exercises.

         DEBT AND INTEREST RATE DERIVATIVES. The Company entered into a credit agreement on August 12, 2004 with a group of lenders, led by JPMorgan Chase Bank as administrative agent (the "Credit Agreement"). The Credit Agreement provides for (i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions as defined in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility.

         Term Loan A and Term Loan B mature on November 12, 2011 and August 12, 2012, respectively, and the Revolving Credit Facility matures on November 12,
2011. The Term Loans are repayable in quarterly installments commencing in December 2006 and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commence in December 2009. In addition, under the terms of the Company's Credit Agreement, under certain circumstances the Company may be required to prepay a portion of the Term Loans and any loans under an Incremental Facility in an amount equal to (i) excess net proceeds from the sale of newspaper properties that are not reinvested within at least 365 days or (ii) 50 percent of excess cash flow, as defined in the Credit Agreement, provided that there will be no prepayment of excess cash flow in any year where the Company's leverage is equal to or less than 5.00 to 1.

         The amounts outstanding under the Credit Agreement bear interest at (i)
1.5 percent to 0.625 percent above LIBOR (as defined in the Credit Agreement) or
(ii) 0.25 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 0.5 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

         An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement).

         In accordance with the requirements of the Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement.

         Pursuant to these requirements, as well as similar requirements contained in the Company's prior credit agreement, the Company entered into certain interest rate hedges ("Collars") that establish a base interest rate ceiling ("CAP") and a base interest rate floor ("floor") at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a two year term and amortizes over its term to the notional amount set forth below. As of September 26, 2004, the aggregate notional amount of outstanding Collars in effect was $335 million.

         The following table summarizes the Company's existing Collars and executed contracts for Collars not yet effective, in each case at September 26, 2004:

            Effective date        Cap (%)      Floor (%)      Notional Amount
            -------------         ------       --------       ---------------

          October 29, 2002          6.0           2.66          $135 million
          January 29, 2003          4.0           1.54          $150 million
          August 20, 2004           4.5           2.05           $50 million
          October 29, 2004          4.5           2.08          $100 million
          January 29, 2005          4.5           2.38           $50 million

         Under Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and thirty-nine week periods ended September 26, 2004 and the fiscal year ended December 28, 2003. The total deferred loss reported in OCI as of September 26, 2004 and December 28, 2003 was approximately $0.1 million and $1.5 million, respectively (net of $0.1 million and $1.0 million of deferred taxes, respectively).

         Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

         The Company's weighted-average effective interest rate was approximately 3.2 percent for the thirty-nine week period ended September 26, 2004. These interest rates reflect the effect of a $1.9 million pre-tax charge realized and reported as a component of interest expense for the thirty-nine week period ended September 26, 2004 related to the Company's IRPAs in place during 2004.

         CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of September 26, 2004, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2012, of $789.1 million, of which $164.1 million was outstanding under the Revolving Credit Facility and $625.0 million was outstanding under the Term Loans. The aggregate maturities payable under the Term Loans for the following fiscal years are as follows (DOLLARS IN THOUSANDS):

            2006                                       $  7,750
            2007                                         34,438
            2008                                         48,188
            2009                                         61,937
            2010                                         71,562
            2011                                         69,500
            2012                                        331,625

         The Revolving Credit Facility is available until November 12, 2011. Initial availability was $425 million and will be reduced by equal consecutive quarterly reductions, commencing on December 31, 2009, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (DOLLARS IN THOUSANDS):

            December 31, 2009                          $ 21,250
            December 31, 2010                            63,750

         As of September 26, 2004, the maximum availability under the Revolving Credit Facility was $260.9 million, with approximately $170 million available based on the terms of the Credit Agreement.

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

         The Company leases office space and equipment under non-cancelable operating leases. These leases contain several renewal options for periods up to seven years. The Company's future minimum lease payments under non-cancelable operating and capital leases in effect as of December 28, 2003, are as follows (DOLLARS IN THOUSANDS):

                                           Operating             Capital
                                           ---------             -------
         2004                                 $ 4,397              $  980
         2005                                   3,402               1,029
         2006                                   2,548                 536
         2007                                   1,846                 527
         2008                                   1,559                 515
         Thereafter                             3,207               3,218

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

RECONCILIATION OF CERTAIN NON-GAAP FINANCIAL MEASURES.

         Journal Register Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company's results from operations and cash resources generated from its business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company's operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its field operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company's operations and the short period of time it takes to convert new orders to cash. In addition, the Company believes that free cash flow is useful as a supplemental measure of evaluating financial performance because it provides an alternative measure of the cash generated by the Company after payment of expenses, including investments, and therefore available for further investment in the business, including acquisitions, or for other uses such as repayment of indebtedness or repurchases of outstanding equity securities.

         All EBITDA, Free Cash Flow and Adjusted Net Income figures in this report are non-GAAP financial measures. Journal Register Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes. Adjusted Net Income excludes certain special items, described elsewhere in this report, that are unrelated to the Company's current operations. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company's industry to illustrate the percentage of revenue that is converted into EBITDA.

         These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, Journal Register Company's calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between:
(i) net income and EBITDA; (ii) net income and free cash flow; and (iii) net income and adjusted net income, in each case for the thirteen and thirty-nine week periods ended September 26, 2004 and September 28, 2003.

                                                         Thirteen weeks ended            Thirty-nine weeks ended
                                                         --------------------            -----------------------
                                                  Sept. 26, 2004    Sept. 28, 2003   Sept. 26, 2004    Sept. 28, 2003
                                                  --------------    --------------   --------------    --------------
Net income.....................................        $66,088         $31,864            $91,095           $55,598
   Add: Net benefit for income taxes...........        (47,194)        (14,455)           (31,083)             (657)
   Add: Write-off of prior debt issuance costs.          1,211               -              1,211                 -
   Add: Net interest expense and other.........          5,307           4,442             11,770            12,171
                                                         -----           -----             ------            ------
Operating income...............................         25,412          21,851             72,993            67,112
   Add: Depreciation and amortization..........          4,745           3,861             12,134            11,625
                                                         -----           -----             ------            ------
EBITDA.........................................        $30,157         $25,712            $85,127           $78,737
EBITDA margin..................................            25%             26%                26%               26%
   Less: Capital expenditures..................         (3,356)         (1,426)            (8,426)          (10,102)
   Less: Interest expense......................         (5,234)         (3,570)           (11,631)          (11,271)
   Less: Cash income taxes  ...................         (1,282)         (4,740)           (12,836)          (14,434)
                                                       -------         -------           --------          --------
Free Cash Flow.................................        $20,285         $15,976            $52,234           $42,930
   Free Cash Flow per diluted share............          $0.48           $0.38              $1.23             $1.03
Net income, as reported........................        $66,088         $31,864            $91,095           $55,598
   Less: Special items ........................        (53,914)        (20,358)           (53,914)          (20,358)
                                                      --------        --------           --------          --------
Adjusted net income ...........................        $12,174         $11,506            $37,181           $35,240

Cash income taxes represent the application of the Company's expected current year income tax liability rate to the income before provision for income taxes for each period presented, without regard to the actual timing of such payment, and are reduced by the anticipated benefit of the utilization of available net operating loss carry-forwards. Adjusted net income excludes the net effect of:
(i) the reversal of certain tax accruals in the third quarter of 2004 ($54.6 million) and the third quarter of 2003 ($20.9 million); (ii) a special charge of approximately $1.2 million ($738,000 net of tax effect) in the third quarter of 2004 related to the extinguishment of the Company's refinanced credit facility; and (iii) special transaction-related expenses of approximately $850,000 ($553,000 net of tax effect) in the third quarter of 2003.

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

         At September 26, 2004, the Company had in effect collar agreements with respect to an aggregate notional amount of $335 million of the Company's outstanding indebtedness. Assuming a 10 percent increase or reduction in variable interest rates, the annual impact on the Company's pre-tax earnings would be approximately $1.5 million.

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

         Subsequent to the end of fiscal year 2003, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include: (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications; and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company's internal and disclosure controls and its operating efficiencies. Deployment of the financial applications is expected to be completed by the end of fiscal year 2004, and deployment of the advertising and circulation management applications is expected to occur thereafter. Through September 26, 2004, the Company has not experienced any adverse effect on its internal and disclosure controls as a result of this deployment and does not anticipate any adverse effect during the remainder of the deployment phase.

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

         (B)  REPORTS ON FORM 8-K

              The  Company  filed a Current  Report on Form 8-K on July 7, 2004,
              furnishing   pursuant  to  Item  5  and  Item  7  thereof  certain
              information regarding the acquisition of 21st Century.

              The Company filed a Current Report on Form 8-K on July 16, 2004, furnishing pursuant to Item 12 thereof certain information regarding the text of a press release issued by the Company, dated July 16, 2004, titled "Journal Register Company Reports Second Quarter Results".

              The Company filed a Current Report on Form 8-K on August 20, 2004, furnishing pursuant to Item 2 thereof certain information regarding the completion of the acquisition of 21st Century and the execution of the Credit Agreement.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         Date: November 5, 2004                JOURNAL REGISTER COMPANY


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