Form 10-Q/A
period 2004-09-26
JOURNAL REGISTER CO
filed 2004-11-08
CIK 1035815

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE
                                ----------------

Journal Register Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 to correct a clerical error in the "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" section ("MD&A") that affected the disclosure of the amount of cash flows from operating activities and cash flows from investing activities included in MD&A relative to the corresponding amounts set forth in the Statements of Cash Flows. The correction of such clerical error in MD&A does not affect the Statements of Cash Flows or any other portion of the Form 10-Q.

                            JOURNAL REGISTER COMPANY

                              INDEX TO FORM 10-Q/A




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

         CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities for the thirty-nine week period ended September 26, 2004 was $58.2 million as compared to $58.3 million for the thirty-nine week period ended September 28, 2003. Current assets were $96.0 million and current liabilities, excluding current maturities of long-term debt, were $81.0 million as of September 26, 2004. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability, in accordance with its terms.

         CASH  FLOWS  FROM  INVESTING  ACTIVITIES.  Net cash  used in  investing activities was $423.2 million for the thirty-nine week period ended September 26, 2004. Cash used in investing activities in 2004 was for investments in property, plant and equipment and purchases of businesses. Net cash used in investing activities was $10.1 million for the thirty-nine week period ended
September 28, 2003. The Company has a capital expenditure program of approximately $20 million in place for 2004, including approximately $4 million related to the Company's 21st Century operations. The Company's 2004 capital program includes spending on technology, including prepress and business systems, computer hardware and software; buildings; other machinery and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

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


         Date: November 8, 2004                JOURNAL REGISTER COMPANY


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