Form 10-K
period 2004-12-26
JOURNAL REGISTER CO
filed 2005-03-28
CIK 1035815

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)
  |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 26, 2004
                                      OR
   |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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


                                                       NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                               ON WHICH REGISTERED
Common Stock, par value $0.01 per share               New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2004 was $803.9 million.

     As of March 15, 2005, 42,015,728 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

     DOCUMENTS INCORPORATED BY REFERENCE. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 2005 Annual Meeting of Stockholders, which will be filed on or before April 25, 2005.


================================================================================

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS


         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, FORECASTS, PROJECTIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE PLANS AND OBJECTIVES OF THE COMPANY FOR FUTURE OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IN ADDITION, THE WORDS "ANTICIPATES," "PROJECTS," "PLANS," "INTENDS," "ESTIMATES," "EXPECTS," "MAY," "BELIEVES" AND SIMILAR WORDS ARE INTENDED TO IDENTIFY THESE FORWARD-LOOKING
STATEMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS, EXCEPT AS REQUIRED BY LAW. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, THE UNAVAILABILITY OR A MATERIAL INCREASE IN THE PRICE OF NEWSPRINT, THE SUCCESS OF THE COMPANY'S ACQUISITION STRATEGY, INCLUDING THE ACQUISITION OF 21ST CENTURY NEWSPAPERS, INC., DISPOSITIONS, THE ABILITY OF THE COMPANY TO ACHIEVE COST REDUCTIONS AND INTEGRATE ACQUISITIONS, INCLUDING THE ACQUISITION OF 21ST CENTURY NEWSPAPERS, INC., COMPETITIVE PRESSURES, GENERAL OR REGIONAL ECONOMIC CONDITIONS, ADVERTISING TRENDS AND MATERIAL INCREASES IN INTEREST RATES, AMONG OTHER THINGS. THESE AND OTHER FACTORS ARE DISCUSSED IN MORE DETAIL BELOW UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE PERFORMANCE." SUCH FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY FUTURE REVISIONS IT MAY MAKE TO FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Journal  Register  Company (the "Company") is a leading U.S.  newspaper publisher that owns and operates 27 daily newspapers and 338 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia, Michigan, Connecticut, Greater Cleveland, Central New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company's total paid circulation is approximately 653,000 daily and 700,000 Sunday, and total non-daily distribution is approximately 5 million. The Company's mission is for its newspapers to be the number one provider of local information in the markets they serve, both in print and online.

         The Company's newspapers are characterized by their intense focus on the coverage of local news and local sports, their compelling graphic design and their colorful, reader-friendly packages. The Company is also committed to expanding its business through its Internet initiatives, and currently operates 195 Websites that are affiliated with the Company's daily newspapers and non-daily publications.

         The principal elements of the Company's strategy are to: (i) expand advertising revenues and readership; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. The Company's objective is to produce high quality products every day that enable the Company to grow its revenues, cash flows and net income.

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

         From September 1993 through December 2004, the Company successfully completed 30 acquisitions and two dispositions.

         During fiscal year 2004, the Company completed four acquisitions, highlighted by the August 12, 2004 acquisition of 21st Century Newspapers, Inc. ("21st Century"), which operates one of the largest newspaper clusters in the United States. Located in Michigan, the Company's 21st Century subsidiary owns four daily newspapers with combined average daily net paid circulation of approximately 134,000 and combined average Sunday net paid circulation of approximately 176,500. The daily newspapers owned by 21st Century include THE OAKLAND PRESS in Pontiac, THE MACOMB DAILY in Mt. Clemens, THE DAILY TRIBUNE in Royal Oak, and THE MORNING SUN in Mt. Pleasant. The Company's 21st Century subsidiary also owns 85 non-daily publications with approximately 1.5 million non-daily distribution. The purchase price for the acquisition was $415 million and was paid in cash with the proceeds of a new senior credit facility provided by JPMorgan.

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

         The Company's revenues are derived from advertising (76.0 percent of fiscal year 2004 revenues), paid circulation (20.3 percent of fiscal year 2004 revenues), including single copy sales and subscription sales, and commercial printing and other activities (3.7 percent of fiscal year 2004 revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America ("NAA") study. Single copy sales also tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company's circulation base. The Company also publishes numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company's management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

         The Company's advertising revenues in 2004 were derived primarily from a broad group of local retailers (approximately 55 percent) and classified advertisers (approximately 40 percent). No single advertiser accounted for more than one percent of the Company's total fiscal year 2004 revenues. The Company's management believes that its advertising revenues tend to be relatively stable because its newspapers rely primarily on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising that accounts for only approximately five percent of the Company's advertising revenues.

         Substantially all of the Company's operations relate to newspaper publishing. In addition to its daily newspapers and non-daily publications, the Company currently owns three commercial printing operations that complement and enhance its publishing operations.

OVERVIEW OF OPERATIONS

         The Company's operations are clustered in seven geographic areas:

         GREATER PHILADELPHIA. The suburban Philadelphia area is one of the fastest growing and most affluent areas in Pennsylvania. Since 1990, the population of the areas covered by the Company's Greater Philadelphia Cluster has increased approximately 10 percent, and average household income has increased approximately 58 percent.

         The Company owns seven daily newspapers and 123 non-daily publications serving areas surrounding Philadelphia. These publications include, in
Pennsylvania: the DELAWARE COUNTY DAILY AND SUNDAY TIMES (Primos); the DAILY LOCAL NEWS (West Chester); THE MERCURY (Pottstown); THE TIMES HERALD (Norristown); THE REPORTER (Lansdale); THE PHOENIX (Phoenixville); Montgomery Newspapers, a group of 25 non-daily publications; News Gleaner Publications, which includes eight weekly publications serving Northeast Philadelphia and seven monthly publications serving Montgomery County, Pennsylvania; the InterCounty Newspaper Group, a group of 18 weekly newspapers serving suburban Philadelphia and central and southern New Jersey; Chesapeake Publishing, a group of 15 non-daily publications; Town Talk Newspapers (Media), a group of seven non-daily publications; Acme Newspapers, a group of four non-daily newspapers, including the MAIN LINE TIMES, serving Philadelphia's affluent Main Line, and the NEWS OF DELAWARE COUNTY, one of the largest community newspapers in the United States audited by the Audit Bureau of Circulations ("ABC"); and the Penny Pincher Shopper publications (Pottstown). Also, in New Jersey, the Company owns THE TRENTONIAN (Trenton, NJ), a daily newspaper operation. The Company also owns two commercial printing companies in Pennsylvania, one of which prints more than 60 of the Company's non-daily publications in addition to printing for other non-affiliated customers, and the other is a premium quality sheet-fed printing operation.

         The seven Greater Philadelphia Cluster daily newspapers have aggregate daily and aggregate Sunday circulation of approximately 180,000. The Company's aggregate non-daily distribution in the Company's Greater Philadelphia Cluster is approximately 1.3 million.

         In October 2004, the Company purchased Berks-Mont Newspapers, a group of nine non-daily publications serving the western suburbs of Philadelphia. These publications are adjacent to other Company publications, including THE MERCURY (Pottstown) and Montgomery Newspapers. The acquisition expanded the Company's publications into an area with a population of 765,417 which has grown 18 percent since 1990. The population in the area has an average household income of $66,395, which is 5 percent above the national average.

         In October 2003, the Company launched EL LATINO EXPRESO, a weekly Spanish-language publication distributed in the Trenton, New Jersey market. This publication was originally launched as a monthly and the distribution frequency was subsequently increased to twice monthly and, in September 2004, to weekly. In 2003, the Company launched HUNTERDON COUNTY TOWN & Country Living Magazine, a quarterly publication with distribution of approximately 20,000 serving affluent and fast-growing Hunterdon County, New Jersey, as part of the Company's Town and Country Magazine division.

         In 2002, the Company launched the Lansdale edition of THE SUNDAY TIMES HERALD, adding circulation of approximately 15,000 on Sunday in Montgomery County. This edition provides advertisers with a local Sunday newspaper to reach the desirable Lansdale market. The Company also expanded its Greater Philadelphia Cluster with the completion of two strategic acquisitions in 2002, acquiring the News Gleaner publications and the County Press publications.

         The following table sets forth information regarding the Company's publications in Greater Philadelphia:



                                   YEAR          YEAR          PRINCIPAL            DAILY        SUNDAY        NON-DAILY
PUBLICATION                   ORIGINATED(1)    ACQUIRED        LOCATION        CIRCULATION(2) CIRCULATION(2) DISTRIBUTION(3)

DELAWARE COUNTY DAILY AND
 SUNDAY TIMES.............         1876          1998      Primos, PA              45,718         44,105
DAILY LOCAL NEWS..........         1872          1986      West Chester, PA        28,779         29,393
THE MERCURY...............         1930          1998      Pottstown, PA           24,203         26,502
THE TIMES HERALD..........         1799          1993      Norristown, PA          16,501         29,306
THE REPORTER..............         1870          2001      Lansdale, PA            17,872         15,496
THE PHOENIX...............         1888          1986      Phoenixville, PA         3,694
THE TRENTONIAN............         1945          1985      Trenton, NJ             43,925         34,622
Montgomery Newspapers
   25 publications........         1872          2001      Ft. Washington, PA                                   274,382
News Gleaner Publications
   15 publications........         1882          2002      Philadelphia, PA                                     167,946
Berks-Mont Newspapers
   9 publications.........         1857          2004     Quakertown, PA                                        147,950
Chesapeake Publishing
   15 publications........         1869          2001      Kennett Square, PA                                    85,468
Town Talk Newspapers
   7 publications.........         1964          1998      Ridley, PA                                            85,200
InterCounty Newspaper
   Group
   18 publications........         1869          1997      Newtown, PA                                           73,651
Penny Pincher Shoppers
   7 publications.........         1988          1998      Pottstown, PA                                         57,200
Acme Newspapers
   4 publications.........         1930          1998      Ardmore, PA                                           53,907
Suburban Publications
   3 publications.........         1885          1986      Wayne, PA                                             30,007
County Press Publications
   6 publications.........         1931          2002      Newtown Square, PA                                    21,575
TRI-COUNTY RECORD.........         1975          1986      Morgantown, PA                                        40,200
REAL ESTATE TODAY.........         1978          1998      Pottstown, PA                                         35,000
THE HOMES MAGAZINE........         1988          1988(4)   West Chester,PA                                       18,053
CHESTER COUNTY KIDS.......         2001          2001(4)   West Chester, PA                                      18,000
THE VILLAGE NEWS..........         1980          1986      Downingtown, PA                                       18,000
TOWNSHIP VOICE............         1991          1991      Phoenixville, PA                                      15,000
EL LATINO EXPRESO.........         2004          2004(4)   Trenton, NJ                                           14,300
THE TIMES RECORD..........         1980          1986      Kennett Sq., PA                                        9,000
BLUE BELL JOURNAL.........         1999          1999(4)   Blue Bell, PA                                          5,225
Total Market Coverage
("TMC") (5 publications)..                                                                                      103,100
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                                             180,692        179,424      1,273,164
=======================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released Audit Bureau of Circulation ("ABC") Audit Reports.

(3)  Non-daily distribution includes both paid and free distribution.

(4)  Represents the year the Company started the publication.

         The majority of the Company's Pennsylvania publications are located within a 30-mile radius of Philadelphia. The Company's newspapers serve geographic areas with highly desirable demographics. The DELAWARE COUNTY DAILY AND SUNDAY TIMES serves an area that has a population of 588,276. The population grew slightly from 1980 to 2004. The DELAWARE COUNTY DAILY AND SUNDAY TIMES' market area has average household income of $76,477, which is 21 percent above the national average. The DAILY LOCAL NEWS serves an area which has a population of 449,075 and had population growth of approximately 52 percent from 1980 to 2004. The DAILY LOCAL NEWS serves an area that has average household income of $91,966, which is 46 percent above the national average. THE MERCURY, located west of Philadelphia, serves an area that has a population of 487,749 and had population growth of approximately 32 percent from 1980 to 2004. The area THE MERCURY serves has average household income of $76,255, which is 21 percent above the national average. THE TIMES HERALD serves an area that has a population of 191,643 and had population growth of approximately 20 percent from 1980 to 2004. THE TIMES HERALD's market area has average household income of $82,494, which is 31 percent above the national average. The Reporter serves an area that has a population of 416,058 and had population growth of approximately 25 percent from 1990 to 2004. THE REPORTER's market area has an average household income of $89,463, which is 42 percent above the national average. THE PHOENIX serves an area that has a population of 141,570 and had population growth of approximately 54 percent from 1980 to 2004. The Phoenix's market area has average household income of $98,529, which is 56 percent above the national average. The Company's weekly newspaper group, Suburban Publications, which is located on the Main Line in suburban Philadelphia, serves an area that has a population of 347,470 and had population growth of approximately 28 percent from 1980 to 2004. The market area served by Suburban Publications has average household income of $108,316, which is 71 percent above the national average. The MAIN LINE TIMES, the flagship of the Company's Acme Newspapers group, serves an area that has a population of 401,357 and had population growth of approximately three percent from 1980 to 2004. The MAIN LINE TIMES' market area has average household income of $101,472, which is 61 percent above the national average. The majority of the Company's Pennsylvania properties are located within 20 miles of the area's largest retail complex, the King of Prussia Mall, which is the largest shopping center in the United States based on retail square footage.

         THE TRENTONIAN is published in Trenton, the capital of New Jersey, which is located 35 miles northeast of Philadelphia and 65 miles southwest of New York City. THE TRENTONIAN serves an area that has a population of 299,422 and had population growth of approximately 12 percent from 1980 to 2004. This area has average household income of $73,890, which is 17 percent above the national average.

         As a result of the synergies in the Company's Greater Philadelphia Cluster, the Company has been able to cross-sell advertising into multiple publications. The nature of the cluster also allows for the implementation of significant cost savings programs. For example, in December 2001, the Company commenced operations at a new production facility, Journal Register Offset, located in Exton, Pennsylvania. This plant produces five of the Company's seven dailies - the DAILY LOCAL NEWS, THE MERCURY, THE TIMES HERALD, THE REPORTER and THE PHOENIX - and 57 of the Company's 123 non-daily publications in the Company's Greater Philadelphia Cluster. The Exton facility produces award-winning product quality and generates significant cash operating expense savings. In addition, the Company's publications in its Greater Philadelphia Cluster share several news gathering resources.

         MICHIGAN. In August 2004, the Company acquired 21st Century, which publishes four daily newspapers and 85 non-daily publications. The daily newspapers are THE OAKLAND PRESS (Pontiac), THE MACOMB DAILY (Mt. Clemens), THE DAILY TRIBUNE (Royal Oak), and THE MORNING SUN (Mt. Pleasant). The non-daily publications are primarily aggregated in four groups: the Lapeer Group (Lapeer); Morning Star Group (Mt. Pleasant); Independent Newspapers (Mt. Clemens); and Heritage Newspapers (Southgate). The aggregate circulation of the daily newspapers is approximately 134,000 daily and approximately 176,500 Sunday. The non-daily publications have an aggregate distribution of approximately 1.5 million.

         The following table sets forth information regarding the Company's publications in Michigan:


PUBLICATION                          YEAR         YEAR        PRINCIPAL         DAILY         SUNDAY        NON-DAILY
                                ORIGINATED(1)   ACQUIRED      LOCATION     CIRCULATION(2) CIRCULATION(2) DISTRIBUTION(3)

OAKLAND PRESS.................     1844          2004        Pontiac         65,581          81,526
MACOMB DAILY..................     1839          2004        Mt. Clemens     44,076          66,912
DAILY TRIBUNE.................     1902          2004        Royal Oak       12,676          15,120
THE MORNING SUN...............     1879          2004        Mt. Pleasant    11,654          12,866
Morning Star Group
  27 publications.............     1947          2004        Mt. Pleasant                                  400,456
Heritage Group
  21 publications.............     1869          2004        Southgate                                     374,095
Independent Newspapers
  16 publications.............     1902          2004        Mt. Clemens                                   275,176
Lapeer Group
  15 publications.............     1879          2004        Lapeer                                        210,840
HOMES FOR SALE................     1982          2004        Pontiac                                        56,500
METRO DETROIT JOB SEARCH......     2001          2004        Pontiac                                        50,323
TMC (4 publications)..........                                                                             156,014
------------------------------------------------------------------------------------------------------------------
 TOTAL                                                                      133,987         176,424      1,523,404
==================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3)  Non-daily distribution includes both paid and free distribution.

         THE OAKLAND PRESS and THE DAILY TRIBUNE are in Oakland County, located in the northwest suburbs of Detroit and one of the most affluent counties in Michigan. Oakland County has a population of 1,204,736 and had population growth of 11 percent from 1990 to 2004. The county has an average household income of $89,969, which is 42 percent above the national average. THE MACOMB DAILY is in Macomb County, which is in the northern suburbs of Detroit. The county has a population of 820,704 and had population growth of 14 percent from 1990 to 2004. It has an average household income of $66,903, which is approximately six percent above the national average. THE MORNING SUN is in Isabella County, which is located in the central part of the state. Isabella County has a population of 65,334 and had population growth of 20 percent from 1990 to 2004. The county has an average household income of about $49,026. Heritage Newspapers serves an area in the southern and southwestern suburbs of Detroit. The area has a population of 1,016,313 and had population growth of seven percent from 1990 to 2004. The area has an average household income of $65,799, which is four percent above the national average. Independent Newspapers serves an area in the northern part of the Detroit metro area. The area has a population of 610,492 and had population growth of 26 percent from 1990 to 2004. The area has an average household income of $71,720, which is 13 percent above the national average. The Lapeer Group serves an area in the Lake area of the state that includes Lapeer, Sanilac, Huron, Tuscola and Saginaw counties. The area has a population of 563,729 and had population growth of 14 percent from 1990 to 2004. The area has an average household income of $62,313. The Morning Star Group serves a large area in the central and northern part of Michigan. The area has a population of 966,565 and had population growth of 18 percent from 1990 to 2004. The area has an average household income of $52,615.

         CONNECTICUT. In Connecticut, the Company owns the NEW HAVEN REGISTER, a small metropolitan daily newspaper with daily circulation of approximately 94,000 and Sunday circulation of approximately 98,000, four suburban daily newspapers, 74 suburban non-daily publications and one commercial printing company. The suburban daily newspapers in the Connecticut Cluster are THE HERALD (New Britain), THE BRISTOL PRESS, THE REGISTER CITIZEN (Torrington) and THE MIDDLETOWN PRESS. The five daily newspapers have aggregate daily and Sunday circulation of approximately 140,000. The non-daily publications have aggregate distribution of approximately 1.6 million. Included in the non-daily publications is CONNECTICUT MAGAZINE, the state's premier lifestyle magazine that was acquired in September 1999. The Company's Connecticut daily newspapers and non-daily publications serve a statewide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) to Hartford and its suburban areas, to the Greater New Haven area, as well as the Connecticut shoreline from New Haven northeast to New London.

         In March 2004, the NEW HAVEN REGISTER launched PLAY, a weekly entertainment and lifestyle publication targeting readers 18 to 34 years old in the Greater New Haven market. PLAY has a distribution of approximately 24,000. In November 2004, the NEW HAVEN REGISTER launched LUXURY LIVING, a quarterly lifestyle magazine with distribution of 30,000 serving selected affluent markets in the Greater New Haven and the Connecticut Shoreline areas. In 2003, the Company launched PASSPORT, a quarterly regional lifestyle magazine serving the fast-growing and affluent areas of Litchfield and Fairfield counties in Connecticut, Dutchess and Columbia counties in New York, and the Berkshire Mountains region of Massachusetts. PASSPORT has distribution of 18,900 and was launched by the Litchfield County Times Group, which is based in New Milford, Connecticut. In May 2004, the Company launched EL LATINO EXPRESO, a weekly Spanish-language publication distributed in the New Britain market. This publication was originally launched as a monthly and the distribution frequency was subsequently increased to twice monthly and, in September 2004, to weekly.

         The following table sets forth information regarding the Company's publications in Connecticut:



                                      YEAR        YEAR       PRINCIPAL         DAILY         SUNDAY         NON-DAILY
PUBLICATION                       ORIGINATED(1) ACQUIRED      LOCATION    CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)

NEW HAVEN REGISTER...............     1755        1989       New Haven        94,126          98,432
THE HERALD.......................     1881        1995       New Britain      14,479          29,538(5)
THE BRISTOL PRESS................     1871        1994       Bristol          12,091                (5)
THE REGISTER CITIZEN.............     1889        1993       Torrington        9,709           8,972
THE MIDDLETOWN PRESS.............     1884        1995       Middletown        8,273                (5)
CONNECTICUT MAGAZINE
  3 publications.................     1938        1999       Trumbull                                      620,434
Shore Line Newspapers
  10 publications................     1877        1995       Guilford                                      150,678
Imprint Newspapers
  12 publications................     1880        1995       Bristol                                        93,630
Litchfield County Times Group
  3 publications.................     1981        2001       New Milford                                    52,545
Elm City Newspapers
  6 publications.................     1931        1995       Milford                                        47,066
Housatonic Publications
  7 publications.................     1825        1998       New Milford                                    37,321
Minuteman Newspapers
  2 publications.................     1993        1998       Westport                                       35,283
LUXURY LIVING....................     2004        2004(4)    New Haven                                      30,000
PLAY.............................     2004        2004(4)    New Haven                                      24,000
EL LATINO EXPRESO................     2004        2004(4)    New Britain                                    10,000
Gamer Publications
  3 publications.................     1981        1995       Bristol                                        55,000
FOOTHILLS TRADER
  3 publications.................     1965        1995       Torrington                                     49,113
CONNECTICUT COUNTY KIDS
  2 publications.................     1989        1996       Westport                                       40,000
MAIN STREET NEWS
  3 publications.................     1989        2002       Essex                                          24,251
EAST HARTFORD GAZETTE............     1885        1995       East Hartford                                  19,100
HOMEFINDER.......................     1976        1995       New Britain                                    16,065
THOMASTON EXPRESS................     1874        1994       Thomaston                                       1,511
TMC (14 publications)............                                                                          310,257
------------------------------------------------------------------------------------------------------------------
TOTAL                                                                        138,678         136,942     1,616,254
==================================================================================================================


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3) Non-daily distribution includes both paid and free distribution. The CONNECTICUT VACATION GUIDE, one of CONNECTICUT MAGAZINE's publications, which is published annually, has annual distribution of 500,000. Another CONNECTICUT MAGAZINE publication, CONNECTICUT BRIDE, is published twice per year with distribution of 30,000 per issue.

(4)  Represents the year the Company started the publication.

(5) The SUNDAY HERALD PRESS is a combined Sunday newspaper that serves the markets served by THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS with three zoned editions.

         The Company's Connecticut publications serve communities with attractive demographics. The NEW HAVEN REGISTER is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The NEW HAVEN REGISTER serves a primary circulation area comprised of the majority of New Haven County and portions of Fairfield, Middlesex and New London counties. This area (including the portions of Fairfield County, which are also served by related non-daily publications) has a population of 819,364 and had population growth of approximately 18 percent from 1980 to 2004. This area has average household income of $76,909, which is 22 percent above the national average, and a retail environment comprised of approximately 7,200 stores. The NEW HAVEN REGISTER's primary circulation area is home to a number of large and well-established institutions, including Yale University and Yale-New Haven Hospital. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only two locally licensed television stations (which serve a statewide, rather than a local, audience). The radio market in New Haven is also fragmented. Consequently, the Company's management believes that the NEW HAVEN REGISTER is a very powerful local news and advertising franchise for the Greater New Haven area.

         THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS serve contiguous areas between New Haven and Hartford. THE BRISTOL PRESS serves an area that has a population of 340,384 and had population growth of approximately nine percent from 1980 to 2004. The BRISTOL PRESS' market area has average household income of $82,857, which is 31 percent above the national average. THE MIDDLETOWN PRESS serves an area that has a population of 109,201 and had population growth of approximately 28 percent from 1980 to 2004. The area served by THE MIDDLETOWN PRESS has average household income of $76,283, which is 21 percent above the national average. THE HERALD serves an area that has a population of 109,004, and had population growth of approximately six percent from 1980 to 2004. THE HERALD's market area has average household income of $56,502. THE REGISTER CITIZEN serves an area that has a population of 258,188 and had population growth of approximately 18 percent from 1980 to 2004. THE REGISTER CITIZEN'S market area has average household income of $82,489, which is 31 percent above the national average.

         The Company's Connecticut publications benefit from cross-selling of advertising, as well as from editorial, production and back office synergies. For example, the NEW HAVEN REGISTER gathers statewide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; and THE HERALD and THE MIDDLETOWN PRESS are printed at one facility, as are THE REGISTER CITIZEN and THE BRISTOL PRESS. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by THE HERALD, THE BRISTOL PRESS and THE MIDDLETOWN PRESS, the Company launched a combined Sunday newspaper, THE HERALD PRESS, which serves the readers of these three daily newspapers with three zoned editions and has a Sunday circulation of approximately 30,000 as of September 30, 2003, according to the ABC Audit Report.

         GREATER CLEVELAND. The Company owns two Cleveland, Ohio area newspaper operations, THE NEWS-HERALD (Willoughby) and THE MORNING JOURNAL (Lorain). The aggregate daily and aggregate Sunday circulation of the Cleveland-area newspapers is approximately 76,000 and 91,000, respectively. The five non-daily publications in the Greater Cleveland cluster have aggregate distribution of approximately 141,000.

         The following table sets forth information regarding the Company's publications in Greater Cleveland:

                                    YEAR          YEAR        PRINCIPAL       DAILY          SUNDAY         NON-DAILY
PUBLICATION                     ORIGINATED(1)   ACQUIRED       LOCATION    CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)


THE NEWS-HERALD...............      1878          1987        Willoughby       45,571       56,000
THE MORNING JOURNAL...........      1921          1987        Lorain           30,860       35,034
COUNTY KIDS                                                   Willoughby
   2 publications.............      1997          1997(4)     and Lorain                                     33,702

EL LATINO EXPRESO.............      2004          2004(4)     Lorain                                         10,000
TMC (2 publications)..........                                                                               97,011
-------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          76,431       91,034          140,713
===================================================================================================================


(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3)  Non-daily distribution is free distribution.

(4)  Represents the year the Company started the publication.

         In May 2004, the Company launched EL LATINO EXPRESO, a weekly Spanish-language publication distributed in THE MORNING JOURNAL'S market area. This publication was originally launched as a monthly and the distribution frequency was subsequently increased to twice monthly and, in September 2004, to weekly.

         THE NEWS-HERALD and THE MORNING JOURNAL serve areas located directly east and west of Cleveland, respectively. THE NEWS-HERALD, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga counties, two of Ohio's five most affluent counties. Lake and Geauga counties have populations of 229,769 and 94,462, respectively, and had population growth of approximately nine percent and 36 percent, respectively, from 1980 to 2004. Lake and Geauga counties have average household incomes of $63,398 and $87,092, respectively, which are 0.3 percent and 38 percent above the national average. THE MORNING JOURNAL serves an area that has a population of 154,049 with population growth of approximately five percent from 1980 to 2004. Average household income is $62,430 in the area served by THE MORNING JOURNAL. The Greater Cleveland Cluster benefits from a variety of synergies, including advertising cross-sell arrangements and certain news gathering resources.

         CENTRAL NEW ENGLAND. The Company owns five daily and 26 non-daily publications in the central New England area. The Company's publications in this cluster include THE HERALD NEWS (Fall River, MA), the TAUNTON DAILY GAZETTE (Taunton, MA), THE CALL (Woonsocket, RI), THE TIMES (Pawtucket, RI) and the KENT COUNTY DAILY TIMES (West Warwick, RI), each of which is published daily, and two groups of weekly newspapers serving southern Rhode Island, including South County, THE NORTH ATTLEBOROUGH FREE PRESS (North Attleborough, MA), and O JORNAL (Fall River, MA), a Portuguese-language weekly newspaper acquired in January 2004. The five daily newspapers have aggregate daily circulation of approximately 64,000 and aggregate Sunday circulation of approximately 54,000. The non-daily publications in this cluster have total distribution of approximately 313,000.

         The following table sets forth information regarding the Company's publications in Central New England:



PUBLICATION                       YEAR        YEAR         PRINCIPAL           DAILY           SUNDAY       NON-DAILY
                             ORIGINATED(1)  ACQUIRED        LOCATION       CIRCULATION(2) CIRCULATION(2)  DISTRIBUTION(3)

                                 1872         1985      Fall River, MA         22,930          24,401
THE HERALD NEWS...........
TAUNTON DAILY GAZETTE.....       1848         1996      Taunton, MA            10,661          10,073
THE CALL..................       1892         1984      Woonsocket, RI         14,131          19,223
THE TIMES.................       1885         1984      Pawtucket, RI          11,929
KENT COUNTY DAILY TIMES...       1892         1999      West Warwick, RI        4,142
Southern Rhode Island
   Newspapers
    8 publications........       1854         1995      Wakefield, RI                                         38,363
Hometown Newspapers
    6 publications........       1969         1999      West Warwick, RI                                      44,030
                                                        Fall River, MA,
COUNTY KIDS                                             Taunton, MA and
   3 publications.........       1997         1997(4)   Pawtucket, RI                                         49,509
                                                        Pawtucket and
NEIGHBORS.................       1999         1999(4)   Woonsocket, RI                                        22,085

NORTHWEST NEIGHBORS.......       2002         2002      Woonsocket, RI                                         9,000

THE NORTH ATTLEBOROUGH                                  North
   FREE PRESS.............       1987         2003      Attleborough, MA                                      17,300

O JORNAL..................       1975         2004      Fall River, MA                                        14,296

EL LATINO EXPRESO.........       2004         2004(4)   Fall River, MA                                        13,500

HEALTHBEAT................       2004         2004(4)   Fall River, MA                                        22,219

TMC (3 publications)......                                                                                    83,066
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          63,793          53,697        313,368
====================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3) Non-daily distribution includes both free and paid.

(4) Represents the year the Company started the publication.

         THE HERALD NEWS and the TAUNTON DAILY GAZETTE are situated 14 miles apart. Each is less than 40 miles south of Boston, Massachusetts and 25 miles east of Providence, Rhode Island. The region's second largest shopping mall, located in Taunton, contains one million square feet of retail space and approximately 150 stores. THE HERALD NEWS serves an area that has a population of 168,361 and had population growth of approximately four percent from 1980 to 2004. The market area served by THE HERALD NEWS has average household income of $53,552. The TAUNTON DAILY GAZETTE serves an area that has a population of 143,972 and had population growth of approximately 39 percent from 1980 to 2004. The TAUNTON DAILY GAZETTE's market area has average household income of $68,470. THE CALL serves an area that has a population of 193,806 and had population growth of approximately 19 percent from 1980 to 2004. THE CALL'S market area has average household income of $69,402, which is 10 percent above the national average. THE TIMES serves an area that has a population of 204,272 and had population growth of approximately 16 percent from 1980 to 2004. The market area served by THE TIMES has average household income of $58,640. Southern Rhode Island Newspapers serve an area that has a population of 168,731 and had population growth of approximately 38 percent from 1980 to 2004. The market area served by Southern Rhode Island Newspapers has average household income of $79,375, which is 26 percent above the national average.

         In August 2004, the Company launched EL LATINO EXPRESO, a weekly Spanish-language publication distributed in the Fall River market. In January 2004, the Company expanded its reach to the large Portuguese community in Central New England by acquiring O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with distribution of approximately 14,300. O JORNAL serves a Portuguese community in Massachusetts and Rhode Island estimated to have a population of 370,000. In 2003, the Company added to its Central New England cluster with the acquisition of THE NORTH ATTLEBOROUGH FREE PRESS, a weekly newspaper based in North Attleborough, Massachusetts, which has distribution of approximately 17,300.

         No local television stations exist in the communities served by the Company's Central New England newspapers. Furthermore, the Company believes that its Central New England properties benefit from the fragmentation of local radio markets. The Company believes that each of its newspapers is a significant media outlet in its respective community, and is an effective vehicle for area advertisers.

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

         CAPITAL-SARATOGA REGION OF NEW YORK. The Company owns three daily and seven non-daily publications in the Capital-Saratoga Region of New York. The Company's publications in this cluster include THE RECORD (Troy), THE SARATOGIAN (Saratoga Springs), THE ONEIDA DAILY DISPATCH and the weekly COMMUNITY NEWS, serving Clifton Park. In 2004, the Company expanded its Capital-Saratoga cluster with the acquisition of Mohawk Valley Media, a group of three non-daily publications based in Rome, New York, with distribution of approximately 28,600. The daily newspapers have aggregate daily circulation of approximately 37,000 and aggregate Sunday circulation of approximately 34,000. The non-daily publications in this cluster have total distribution of approximately 127,000.

         The following table sets forth information regarding the Company's publications in the Capital-Saratoga Region of New York:

                                    YEAR          YEAR       PRINCIPAL         DAILY          SUNDAY        NON-DAILY
PUBLICATION                      ORIGINATED(1)  ACQUIRED      LOCATION     CIRCULATION(2)  CIRCULATION(2) DISTRIBUTION(3

THE RECORD..................        1896          1987      Troy                 19,776        21,551
                                                            Saratoga
THE SARATOGIAN..............        1855          1998      Springs              10,924        12,303
THE ONEIDA DAILY DISPATCH..         1850          1998      Oneida                6,795
Mohawk Valley Media
   3 publications...........        1993          2004      Rome                                               28,600
COMMUNITY NEWS..............        1969          1998      Clifton Park                                       30,475
Oneida-Chittenango
  Pennysaver................        1957          1998      Oneida                                             23,085

TMC (2 publications)........                                                                                   45,270
---------------------------------------------------------------------------------------------------------------------
TOTAL                                                                            37,495        33,854         127,430
=====================================================================================================================

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2) Circulation averages are according to the most recently released ABC Audit Reports.

(3)  Non-daily distribution includes both paid and free distribution.

         THE RECORD and THE SARATOGIAN are situated approximately 26 miles apart in the Capital-Saratoga region of New York. THE RECORD serves an area that has a population of 175,541, which has remained relatively stable since 1980. THE RECORD's market has average household income of $54,407. THE SARATOGIAN serves an area that has a population of 213,455 and had population growth of approximately 27 percent from 1980 to 2004. THE SARATOGIAN'S market area has average household income of $66,062. THE ONEIDA DAILY DISPATCH serves an area that has a population of 73,526, and had population growth of approximately two percent from 1980 to 2004. THE ONEIDA DAILY DISPATCH's market area has average household income of $57,100. No local television stations exist in the communities that the Company's Capital-Saratoga Region newspapers serve. Furthermore, the Company believes that its Capital-Saratoga Region properties benefit from the fragmentation of local radio markets. As a result, the Company believes that its newspapers in the region are significant media outlets in their respective communities, thereby making these newspapers attractive vehicles for area advertisers. THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS benefit from significant cross-selling of advertising. These newspapers also benefit from significant production and news gathering synergies. For example, THE RECORD, THE SARATOGIAN and the COMMUNITY NEWS are printed at the Company's operating facility in Troy, taking advantage of that facility's excess capacity and achieving significant cost efficiencies.

         MID-HUDSON REGION OF NEW YORK. The Company owns one daily newspaper and 17 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is the DAILY FREEMAN in Kingston. The Company's non-daily publications in this cluster are: the Taconic Press group, a group of 12 non-daily newspapers serving Dutchess and Westchester counties in New York, and THE PUTNAM COUNTY COURIER, serving Putnam County, New York; and Roe Jan Independent Publishing, which includes two non-daily publications. The Mid-Hudson Region cluster has daily circulation of approximately 21,500, Sunday circulation of approximately 27,000 and total non-daily distribution of approximately 690,000.

         The following table sets forth information regarding the Company's publications in the Mid-Hudson Region of New York:


                                       YEAR          YEAR      PRINCIPAL       DAILY           SUNDAY         NON-DAILY
PUBLICATION                         ORIGINATED(1)  ACQUIRED     LOCATION    CIRCULATION(2)  CIRCULATION(2)  DISTRIBUTION(3)


DAILY FREEMAN..................        1871          1998       Kingston      21,492        27,407
Taconic Press
  12 publications..............        1846          1998      Millbrook                                     585,242
Roe Jan Independent Publishing
    2 publications.............        1973          2001      Hillsdale                                      19,431
WHEELS.........................        2001          2001(4)   Kingston                                       38,463
DOORWAYS.......................        1983          1998      Kingston                                       29,244
TMC (1 publication)............                                                                               19,902
--------------------------------------------------------------------------------------------------------------------
TOTAL                                                                         21,492        27,407           692,282
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

         The DAILY FREEMAN and TACONIC PRESS serve markets in the Mid-Hudson region of New York. THE DAILY FREEMAN serves an area that has a population of 283,106 and had population growth of approximately 13 percent from 1980 to 2004. THE DAILY FREEMAN'S market area has average household income of $59,472. The Taconic Press newspaper group based in Dutchess County serves an area that has a population of 103,738 and had population growth of approximately 17 percent from 1980 to 2004. The Taconic Press publications serve markets with average household income of $76,366, which is 21 percent above the national average. THE PUTNAM COUNTY COURIER, the largest Taconic Press non-daily publication, serves an area that has a population of 99,830 and had population growth of approximately 35 percent from 1980 to 2004. THE PUTNAM COUNTY COURIER'S market area has average household income of $99,321, which is 57 percent above the national average. Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York, publishes two non-daily publications. Markets served by Roe Jan have average household income of $67,792, which is seven percent above the national average. Roe Jan's publications serve an area that has a population of 162,311.

         The Company's management believes that its Mid-Hudson Region properties are the leading sources of local information in the markets they serve and provide an attractive vehicle for area advertisers. Only one independent television station (which serves a regional, rather than a local, audience) exists in the communities that the Mid-Hudson Region publications serve, and the local radio markets are fragmented.

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

ONLINE OPERATIONS

         Journal Register Company operates 195 Websites, which are affiliated with the Company's daily newspapers and non-daily publications, as well as portal sites for each of its seven geographic clusters. The Company's online objective is to have its Websites complement its print publications by providing certain content from these publications, as well as unique content and interactive features. The Company's Websites also provide an online marketplace for its advertisers.

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

         The following is a list of the Company's cluster/portal Websites:



GEOGRAPHIC CLUSTER                                   CLUSTER/PORTAL SITE
                                             (number of individual Websites)


Greater Philadelphia................................www.allaroundphilly.com (79)

Michigan............................................www.micentral.com (24)

Connecticut.........................................www.ctcentral.com (46)

Greater Cleveland...................................www.allaroundcleveland.com (6)

Central New England.................................www.ricentral.com (16)

Capital-Saratoga Region of New York.................www.capitalcentral.com (9)

Mid-Hudson Region of New York.......................www.midhudsoncentral.com (14)


         The primary source of online revenue is classified advertising. For the year ended December 26, 2004, the Company's Websites generated approximately $6.2 million of revenue as compared to approximately $4.7 million for the fiscal year ended December 28, 2003, an increase of 31.0 percent.

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

         Advertising revenues accounted for approximately 76 percent of the Company's total revenues for fiscal year 2004. The Company's advertising rate structures vary among its publications and are a function of various factors, including advertising effectiveness, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether display, classified or national). In fiscal year 2004, local and regional display advertising accounted for the largest share of the Company's advertising revenues (approximately 55.0 percent), followed by classified advertising (approximately 39.7 percent) and national advertising (approximately 5.3 percent). The Company's advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including financial institutions, realtors, car dealerships, grocery stores, universities, hospitals and many other local businesses. No single advertiser accounted for more than one percent of the Company's total fiscal year 2004 revenues.

         The Company's corporate management works with its local newspaper management to approve advertising rates and to establish goals for each year during a detailed annual budget process. As a result, local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staffs to develop marketing kits and presentations utilizing the results of third-party research studies and internal marketing resources. A portion of the compensation for the Company's publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables. Compensation of the Company's sales personnel depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications, and the Company's publishers aggressively pursue cross-selling of advertising within their respective geographic areas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Dependence on Local Economies."

CIRCULATION

         The Company's circulation revenues are derived from home delivery sales of publications to subscribers and single copy sales made through retailers and vending racks. Circulation accounted for approximately 20.3 percent of the Company's total revenues in fiscal year 2004. Approximately 62 percent of fiscal year 2004 circulation revenues were derived from subscription sales and approximately 38 percent from single copy sales. Single copy rates range from $0.35 to $0.50 per daily copy and $0.75 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated in an NAA readership study. Single copy sales also tend to generate a higher profit margin than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. As of December 26, 2004, the Company had total daily paid circulation of approximately 653,000, paid Sunday circulation of approximately 700,000 and non-daily distribution of approximately 5 million, most of which is distributed free of charge.

         The Company's corporate management works with its local newspaper management to establish subscription and single copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership through both subscription and single copy sales. The most recent Fall 2004 Scarborough Research studies, which measured all 27 of the Company's daily newspapers and several of its non-daily publications, reported a 2.1 percent average gain in overall daily readership and a 3.1 percent average gain in overall Sunday readership as compared to the results from Scarborough Research's Spring 2004 studies for the Company's publications that were measured.

In recent years, circulation has generally declined throughout the newspaper industry, and the Company's newspapers have generally experienced this trend. The Company believes that recent changes in telemarketing rules and regulations have impacted the ability of the Company to solicit new subscribers, as well as the cost of such solicitation. Other methods to attract and retain subscribers have been, and remain, in use by the Company. The Company seeks to maximize its overall operating performance rather than maximizing circulation of its individual newspapers.

OTHER OPERATIONS

         As of December 26, 2004, the Company owned and operated three commercial printing facilities: Imprint Print in North Haven, Connecticut; Nittany Valley Offset in State College, Pennsylvania; and InterPrint in Bristol, Pennsylvania. Certain of the Company's publications are printed at these facilities, in addition to the products printed for non-affiliated entities. Commercial printing operations and other revenues accounted for approximately
3.7 percent of the Company's total revenues in fiscal year 2004.

EMPLOYEES

         As of December 26, 2004, the Company employed approximately 6,200 full-time and part-time employees, or 5,400 full-time equivalents ("FTEs"). Approximately 20 percent of the Company's employees are employed under collective bargaining agreements. The Company anticipates that collective bargaining agreements at nine newspapers, representing approximately 25 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2005.

RAW MATERIALS

         The basic raw material for newspapers is newsprint. In fiscal year 2004, the Company consumed approximately 56,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2004, 2003 and 2002 was approximately $550, $503 and $465, respectively, as reported by the trade publication, PULP AND PAPER WEEKLY. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company.

         Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company's average price per ton of newsprint for the full fiscal year increased approximately nine percent in 2004, increased approximately eight percent in 2003 and decreased approximately 22 percent in 2002, each as compared to the preceding year. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, inventory management and advertising and circulation price increases. In fiscal year 2004, the Company's newsprint cost (excluding paper consumed in the Company's commercial printing operations) was approximately seven percent of the Company's newspaper revenues.

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

REGULATION

          Paid or requestor circulation newspapers with "periodical" mailing privileges are required to obtain a "periodical" permit from, and file an annual Statement of Ownership, Mailing and Circulation with the United States Postal Service. Recent changes in telemarketing rules and regulations have impacted the ability of the Company to solicit new subscribers, as well as the cost of such solicitation. There is no significant regulation with respect to acquisition of newspapers other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

CORPORATE GOVERNANCE AND AVAILABLE INFORMATION

          The Company's Board of Directors has elected a lead independent director, who will preside over executive sessions of the Board. Currently, seven of the nine members of the Board of Directors, constituting all of the non-management directors, are independent under the listing standards adopted by the New York Stock Exchange, and all directors who serve on the Board's Audit Committee, Compensation Committee and Corporate Governance Committee are independent. Pursuant to the Company's pre-approval policy, the Audit Committee approves in advance the services to be provided by the Company's independent auditors. The Company has filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company's public disclosures, and the Company's Chairman, President and Chief Executive Officer has certified to the New York Stock Exchange that he is not aware, as of the date of such certification, of any violation by the Company of the New York Stock Exchange Corporate Governance Listing Standards.

          The Company makes available a wide variety of information free of charge on its Website at WWW.JOURNALREGISTER.COM. The Company's filings with the U.S. Securities and Exchange Commission (the "SEC") are available on the Company's Website as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company's Website also contains news releases, financial information, Company profiles and certain corporate governance information, including copies of the Company's Corporate Governance Guidelines, the Company's Code of Business Conduct and Ethics, the Company's Code of Ethics for CEO and Other Senior Financial Officers, the Company's Audit Committee Pre-Approval Policy, the charters of each of the Committees of the Board of Directors, and information regarding how interested parties may contact the Board, the lead director or the non-management directors as a group. Mailed copies of such information can be obtained free of charge by writing to the Company at Journal Register Company, Investor Relations, State Street Square, 50 West State Street, Trenton, NJ 08608-1298, Attention: Corporate Secretary. The contents of the Company's Websites are not incorporated into this filing.

ITEM 2.  PROPERTIES.

          As of December 26, 2004, the Company operated approximately 200 facilities in the course of producing and publishing its daily and non-daily publications. Approximately 150 of these facilities are leased for terms ranging from month-to-month to eleven years. These leased facilities range in size from approximately 180 to approximately 60,000 square feet. Except as otherwise noted, the facilities identified below are utilized for office space. The location and approximate size of the principal physical properties used by the Company at December 26, 2004, as well as the expiration date of the leases relating to such properties that the Company leases, are set forth below:




                                                     OWNED                     LEASED                   LEASE
LOCATION                                           SQUARE FEET              SQUARE FEET            EXPIRATION DATE
-----------------------------------------------------------------------------------------------------------------


Ardmore, PA...........................              25,250
Bristol, CT...........................              40,000
Bristol, PA...........................              70,000(1)
Clinton Twp., MI......................              33,550(1)
Exton, PA.............................              86,395(1)
Fall River, MA........................              53,371(1)
Fort Washington, PA...................              23,490                   7,500                   9/30/05
Kingston, NY..........................              25,800(1)
Lansdale, PA..........................              22,400
Lapeer, MI............................              10,000(1)
Lorain, OH............................              68,770(1)
Madison Heights, MI...................                                       41,247                  2/28/07
Middletown, CT........................              30,000
Mt. Clemens, MI.......................                                       30,125                  8/16/14
Mt. Pleasant, MI......................                                       60,000(1)               7/31/15
New Britain, CT.......................              33,977(1)
New Haven, CT.........................             205,000(1)
Norristown, PA........................              40,000
North Haven, CT.......................              24,000(1)                10,000(1)(2)           12/31/04
Oneida, NY............................              24,000(1)
Pawtucket, RI.........................              41,096
Pontiac, MI...........................              79,762(1)
Pottstown, PA.........................              48,000
Primos, PA............................              85,000(1)
State College, PA.....................              23,365(1)                  3,000(2)              7/31/05
Southgate, MI.........................                                        19,735                10/31/09
Taunton, MA...........................              21,100
Torrington, CT........................              41,370(1)
Trenton, NJ...........................              51,489(1)                 22,172                11/30/10
Troy, NY..............................              50,000(1)
West Chester, PA......................              34,000
Willoughby, OH........................              80,400(1)
Woonsocket, RI........................              50,938(1)
-----------------------------------------------------------------------------------------------------------------



(1)      Production facility
(2)      Warehouse



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 15, 2005 with respect to each person who is an executive officer of the Company:


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



         ROBERT M. JELENIC is Chairman, President and Chief Executive Officer of the Company. He has been President and Chief Executive Officer since the inception of the Company, and has been a director of the Company and its predecessors for over ten years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 29 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors, Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the Audit Bureau of Circulations ("ABC") and Lamar Advertising Company. Mr. Jelenic is 54 years old.

         JEAN B. CLIFTON is Executive Vice President and Chief Financial Officer of the Company, positions she has held since the Company's inception. Ms. Clifton has also been a director of the Company and its predecessors for over ten years. Ms. Clifton, a Certified Public Accountant, began her business career at Arthur Young & Co. (a predecessor to Ernst & Young LLP). Ms. Clifton has 19 years of senior management experience in the newspaper industry. Ms. Clifton is a member of the Board of Directors of the NAA, as well as a member of the Board of Directors of the Fresh Air Fund, and the Board of Directors of the Lower Bucks County Chapter of the American Red Cross. Ms. Clifton received a Bachelor of Business Administration in 1983 from the University of Michigan. Ms. Clifton is 44 years old.

         THOMAS E. RICE is Senior Vice President of Operations of the Company, a position he has held since November 2000. From the inception of the Company to November 2000, Mr. Rice was located in St. Louis, Missouri, where he was President and Chief Executive Officer of Suburban Newspapers of Greater St. Louis and THE TELEGRAPH in Alton, Illinois, which the Company sold in 2000. Mr. Rice began his career with Lee Enterprises in 1963 and has held senior management positions with Tribune Company, The Times Mirror Company, MediaNews Group and the Chicago Sun Times. Mr. Rice has 42 years of experience in the newspaper industry. Mr. Rice is a member of the Newsprint Committee of the NAA. Mr. Rice attended the University of Nebraska and Roosevelt University in Chicago. Mr. Rice is 60 years old.

         ALLEN J. MAILMAN is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999, he was Vice President of Technology of the Company. From the Company's inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. Mr. Mailman has 30 years of management experience in the newspaper industry, including 14 years with Advance Publications, Inc. Mr. Mailman received a Bachelor of Arts degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 58 years old.

         MARC S. GOLDFARB is Vice President, General Counsel and Corporate Secretary of the Company. He has been Vice President and General Counsel since January 2003, and was appointed Corporate Secretary of the Company in May 2003. From July 1998 to January 2003, he served as Managing Director and General Counsel of The Vertical Group, an international private equity firm. Prior to that, Mr. Goldfarb was a Partner at Bachner, Tally, Polevoy & Misher LLP. Mr. Goldfarb has 17 years of diverse legal, financial and strategic experience. Mr. Goldfarb earned his Juris Doctor from the University of Pennsylvania and his Bachelor of Science degree from Cornell University. Mr. Goldfarb is 41 years old.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.01 per share (the "Common Stock"), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol "JRC." The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:




                   YEAR        QUARTER        LOW          HIGH
               -----------------------------------------------------
                   2003         First        $14.85       $18.26
                                Second       $15.10       $18.90
                                Third        $17.90       $19.49
                                Fourth       $18.69       $20.40
               -----------------------------------------------------
                   2004         First        $19.60       $21.31
                                Second       $19.08       $22.10
                                Third        $18.50       $20.66
                                Fourth       $17.65       $19.62


         On March 15, 2005, there were approximately 60 stockholders of record of the Company's Common Stock. The Company believes that there are approximately 7,900 beneficial owners of its shares of Common Stock.

         The Company has not historically paid dividends on its Common Stock, although the Company may elect to pay such dividends in the future. The Company's Credit Agreement (as hereinafter defined) places certain limitations on the Company's ability to pay dividends or make any other distributions on the Common Stock. See Note 4 of "Notes to Consolidated Financial Statements." Any future determination as to the payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

         Journal Register Company conducts its operations through direct and indirect subsidiaries. The Company's available cash will depend upon the cash flow of its subsidiaries and the ability of such subsidiaries to make funds available to the Company in the form of loans, dividends or otherwise. The subsidiaries are separate and distinct legal entities and have no legal obligation, contingent or otherwise, except as required by the Credit Agreement, to make funds available to the Company, whether in the form of loans, dividends or otherwise. The Credit Agreement is secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. In addition, the Company's subsidiaries may, subject to limitations contained in the Credit Agreement, become parties to financing arrangements that may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy or similar proceeding of a subsidiary, creditors of such subsidiary would generally be entitled to priority over the Company with respect to assets of the affected subsidiary.

Item 6.  Selected Financial Data.

         The following selected financial data (except number of publications) has been derived from the audited financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included elsewhere in this report:






(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             DEC. 26,      DEC. 28,      DEC. 29,       DEC. 30,      DEC. 31,
FISCAL YEAR ENDED(1)                                        2004          2003          2002           2001          2000
------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF INCOME DATA:
REVENUES:
Advertising                                              $   361,591    $  298,986   $   297,056  $    287,859   $   343,130
Circulation                                                   96,770        90,034        91,123        87,737        96,852
------------------------------------------------------------------------------------------------------------------------------
Newspaper revenues                                           458,361       389,020       388,179       375,596       439,982
Commercial printing and other                                 17,366        16,966        19,575        18,809        23,987
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                        475,727       405,986       407,754       394,405       463,969
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
Salaries and employee benefits                               181,888       155,355       150,614       140,522       155,161
Newsprint, ink and printing charges(2)                        38,678        31,181        32,023        37,741        46,533
Selling, general and administrative(2)                        66,389        51,932        52,976        47,810        47,008
Depreciation and amortization                                 17,153        15,447        14,927        26,317        27,616
Other                                                         66,339        58,334        56,866        53,474        58,395
------------------------------------------------------------------------------------------------------------------------------
                                                             370,447       312,249       307,406       305,864       334,713
------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                             105,280        93,737       100,348        88,541       129,256
------------------------------------------------------------------------------------------------------------------------------
Net interest expense and other                               (19,362)      (15,627)      (23,677)      (30,490)      (48,020)
Gains on sales of newspaper properties                             -             -             -        32,212       180,720
Write-off of debt issuance costs                              (1,211)            -             -             -             -
------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and
   equity interest                                            84,707        78,110        76,671        90,263       261,956
Provision (benefit) for income taxes                         (31,806)        6,120        27,444        10,818        90,951
------------------------------------------------------------------------------------------------------------------------------
Income before equity interest                                116,513        71,990        49,227        79,445       171,005
Equity interest                                                    -             -             -        (1,313)       (1,624)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $   116,513    $   71,990   $    49,227  $     78,132   $    169,381

==============================================================================================================================

Net income per common share:
   Basic                                                 $      2.78    $     1.75   $      1.18   $     1.85    $      3.74
   Diluted                                               $      2.74    $     1.72   $      1.16   $     1.83    $      3.72
==============================================================================================================================

OTHER DATA:
EBITDA(3)                                                $   122,433    $  109,184   $   115,275  $    114,858   $   156,871
EBITDA Margin(3)                                               25.7%         26.9%         28.3%         29.1%         33.8%
Free cash flow, as adjusted(3)                           $    71,388    $   58,916   $    61,631  $     57,136   $    86,701
Free cash flow, as adjusted, per diluted share(3)        $      1.68    $     1.41          1.46          1.34          1.91
Capital expenditures(4)                                  $    14,893    $   15,129   $    13,010  $     34,929   $    21,550

Number of publications, end of period:
   Daily                                                          27            23            23            23            24
   Non-Daily                                                     338           236           233           206           158
==============================================================================================================================

BALANCE SHEET DATA:
Total current assets
                                                         $    94,034    $   58,087   $    65,383         66,573  $     79,359
Property, plant and equipment, net                       $   158,005    $  126,013   $   125,680  $     124,440  $    104,178
Total assets                                             $ 1,183,518    $  693,060   $   701,703  $     711,171  $    657,350
Total current liabilities, less current
    maturities of long-term debt                         $    76,884    $   45,632   $    52,069  $      62,877  $     51,542
Total senior debt, including current maturities          $   778,300    $  418,345   $   483,369  $     522,771  $    494,635
Stockholders' equity (deficit)                           $   200,320    $   72,344   $    (3,879)       (36,198) $    (55,726)

------------------------

(1) The Company has a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. The Company's fiscal year ended December 31, 2000 consisted of 53 weeks. All other fiscal years included above consisted of 52 weeks.

(2) Certain operating expenses related to certain of the Company's acquisitions have been reclassified in 2002 and 2003 to conform to the Company's financial presentation. The reclassification had no impact on total operating expenses, operating income, EBITDA or net income.

(3) EBITDA is defined by the Company as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company's industry to illustrate the percentage of revenue that is converted into EBITDA. These non-GAAP financial measures should not be considered as alternatives to measures of performance calculated in accordance with generally accepted accounting principles in the United States ("GAAP"), such as operating income or net income.

      The Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company's results from operations and cash resources generated from its business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company's operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its field operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company's operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company's Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company believes that free cash flow is useful as a supplemental measure of evaluating financial performance because it provides an alternative measure of the cash generated by the Company after payment of expenses, including investments, and therefore available for further investment in the business, including acquisitions, or for other uses such as repayment of indebtedness or repurchases of outstanding equity securities.

      However, not all companies calculate EBITDA (and EBITDA margin) and free cash flow using the same methods; therefore, the EBITDA and free cash flow figures set forth above may not be comparable to EBITDA and free cash flow reported by other companies. Free cash flow per share is calculated using the weighted-average shares outstanding on a fully diluted basis.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Reconciliation of Certain Non-GAAP Financial Measures" for a reconciliation of non-GAAP financial measures used in this report to the most directly comparable GAAP financial measures.

(4) Capital expenditures, excluding capitalized interest, related to the Company's Philadelphia printing facility (Journal Register Offset) were $22.8 million and $10.8 million in fiscal years 2001 and 2000, respectively. Capitalized interest associated with Journal Register Offset was $1.3 million in fiscal year 2001 and $601,000 in fiscal year 2000. These expenditures have been excluded from the calculation of free cash flow due to the large and non-recurring nature of the Journal Register Offset project. Journal Register Offset began operating in December 2001.

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

         As of December 26, 2004, the Company owned and operated 27 daily newspapers and 338 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company has total paid daily circulation of approximately 653,000, total paid Sunday circulation of approximately 700,000 and total non-daily distribution of approximately 5 million.

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

         The Company's revenues are derived from advertising (76.0 percent of fiscal year 2004 revenues), paid circulation (20.3 percent of fiscal year 2004 revenues), including single copy sales and subscription sales, and commercial printing and other activities (3.7 percent of fiscal year 2004 revenues). Advertising revenues are comprised of three basic categories: retail (approximately 55.0 percent of fiscal year 2004 advertising revenues); classified (approximately 39.7 percent of fiscal year 2004 advertising revenues); and national (approximately 5.3 percent of fiscal year 2004 advertising revenues). The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions.

         The Company's advertising revenues are derived primarily from a broad group of local advertisers. No single advertiser accounted for more than one percent of the Company's total fiscal year 2004 revenues. The Company's management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising. However, the Company's advertising revenues are susceptible to economic swings, particularly those that affect the local economies in the markets in which the Company operates, and can be difficult to predict.

         In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues of $6.2 million are included in advertising revenues for the fiscal year ended December 26, 2004 and constituted approximately 1.7 percent of total advertising revenues during the year. The Company's online objective is to make its Websites, all of which are accessible through WWW.JOURNALREGISTER.COM, the local information portal for their respective markets by establishing such Websites as the indispensable source of useful and reliable community news, sports, information and advertising in their markets. The Company currently operates 195 Websites, which are affiliated with the Company's daily newspapers and non-daily publications.

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

ACQUISITIONS

         On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 132,000 and combined average Sunday net paid circulation of approximately 177,000, and 85 non-daily publications with approximately 1.5 million non-daily distribution. The 21st Century newspaper cluster is the Company's second largest cluster based on annualized revenues, after the Company's Greater Philadelphia cluster. THE OAKLAND PRESS and THE MACOMB DAILY, two of 21st Century's daily newspapers, are the Company's second and third largest newspapers, respectively, with the NEW HAVEN REGISTER remaining the Company's flagship and largest newspaper.

         The Company completed three additional acquisitions during 2004 and one acquisition during 2003. On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities. On October 4, 2004, the Company acquired the assets of Berks-Mont Newspapers, Inc., a privately held non-daily newspaper group, based in Boyertown, Pennsylvania, that includes nine non-daily publications with combined circulation of approximately 148,000. On November 17, 2003, the Company completed the acquisition of the assets of THE NORTH ATTLEBOROUGH FREE PRESS, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper serving North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro.

         From September 1993 through December 2004, the Company completed 30 strategic acquisitions (including those described above), acquiring 18 daily newspapers, 294 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 26, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 28, 2003

         FOR COMPARISON PURPOSES, WHERE NOTED, THE COMPANY'S FISCAL YEAR 2004 AND 2003 RESULTS ARE PRESENTED ON A SAME-STORE BASIS, WHICH EXCLUDES THE COMPANY'S ACQUISITIONS COMPLETED IN 2004 AND 2003.

         SUMMARY. Net income for the fiscal year ended December 26, 2004 ("fiscal year 2004") was $116.5 million, or $2.74 per diluted share, as compared to $72.0 million, or $1.72 per diluted share, for the fiscal year ended December 28, 2003 ("fiscal year 2003"). Excluding the reversal of certain tax accruals in fiscal year 2004 and in fiscal year 2003, which increased net income by $64.9 million in fiscal year 2004 and $22.8 million in fiscal year 2003, as well as a special charge of approximately $0.7 million (net of tax effect) recorded in fiscal year 2004 related to the extinguishment of the Company's refinanced credit facility and a charge of $0.6 million (net of tax effect) recorded in fiscal year 2003 related to a potential acquisition that was not consummated, earnings for fiscal year 2004 were $52.3 million, or $1.23 per diluted share, as compared to $49.8 million, or $1.19 per diluted share, for fiscal year 2003, an increase in net income of 5.1 percent.

         REVENUES. The Company's reported revenues were $475.7 million for fiscal year 2004 as compared to $406.0 million for fiscal year 2003, an increase of 17.2 percent. Newspaper revenues for fiscal year 2004 as compared to the prior year period increased approximately $69.3 million, or 17.8 percent, primarily as a result of an increase in revenues associated with the Company's acquisitions of $60.7 million, an increase in same-store advertising revenues of $10.9 million, or 3.7 percent, and an increase in reported circulation revenues of $6.7 million, or 7.5 percent. The increase in circulation revenues was related to the Company's acquisitions, partially offset by a 1.0 percent decrease in same-store circulation revenues. Online revenues for fiscal year 2004, which are included in advertising revenues, were approximately $6.2 million, an increase of approximately 31.0 percent as compared to the prior year period. Commercial printing and other revenues for fiscal year 2004 increased $0.4 million, or 2.4 percent, to $17.4 million as compared to the prior year period, and represented approximately 3.7 percent of the Company's revenues for fiscal year 2004.

         The  following  table  sets  forth  the  Company's  total   advertising
revenues, by category, for fiscal years 2004 and 2003:


                                                                         FISCAL YEAR ENDED
                                                 -------------------------------------------------------------------
     (IN THOUSANDS)                               DEC. 26, 2004         DEC. 28, 2003              INCREASE
     ---------------------------------------------------------------------------------------------------------------
     Local                                          $ 199,092            $  164,882                  20.7%
     Classified                                       143,441               119,591                  19.9%
     National                                          19,058                14,513                  31.3%
     ---------------------------------------------------------------------------------------------------------------
        Total advertising revenues                  $ 361,591            $  298,986                  20.9%
     ===============================================================================================================

         SAME-STORE NEWSPAPER REVENUES. On a same-store basis, total newspaper revenues for fiscal year 2004 increased 2.6 percent to $399.0 million from $389.0 million in fiscal year 2003. Same-store advertising revenues for fiscal year 2004 were $309.9 million, a 3.7 percent increase over same-store advertising revenues of $298.9 million in fiscal year 2003, primarily as a result of increases in all categories of advertising revenues, including: retail advertising revenues, up 1.7 percent; classified advertising revenues, up 4.9 percent; and national advertising revenues, up 15.8 percent, in each case as compared to fiscal year 2003. The increase in classified advertising revenues during fiscal year 2004 resulted primarily from a 13.4 percent increase in classified real estate advertising revenues and a 10.5 percent increase in classified employment advertising revenues, partially offset by a 7.4 percent decrease in classified automotive advertising revenues. Same-store circulation revenues decreased 1.0 percent in fiscal year 2004 to $89.1 million from $90.0 million in fiscal year 2003.

         SALARIES AND EMPLOYEE BENEFITS. Salaries and employee benefit expenses were 38.2 percent of the Company's total revenues for fiscal year 2004, compared to 38.3 percent for fiscal year 2003. Salaries and employee benefits increased $26.5 million, or 17.1 percent, in fiscal year 2004 to $181.9 million, primarily as a result of the Company's acquisitions. Same-store salaries and employee benefits increased $1.0 million, or 0.7 percent, primarily due to an increase in cash compensation partially offset by a decrease in employee benefit expense.

         NEWSPRINT, INK AND PRINTING CHARGES. For fiscal year 2004, newsprint, ink and printing charges were 8.1 percent of the Company's revenues, as compared to 7.7 percent for fiscal year 2003. Newsprint, ink and printing charges increased $7.5 million, or 24.0 percent, for fiscal year 2004 to $38.7 million as compared to the prior year, due principally to the Company's acquisitions and an increase in the unit cost of newsprint of approximately nine percent. On a same-store basis, newsprint, ink and printing charges increased approximately $1.4 million, or 4.5 percent, primarily due to the increase in newsprint expense. The increase in newsprint expense was due to an increase in newsprint prices of approximately nine percent, partially offset by a decrease in newsprint consumption.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were 14.0 percent and 12.8 percent of the Company's revenues for fiscal years 2004 and 2003, respectively. Selling, general and administrative expenses increased $14.5 million, or 27.8 percent, for fiscal year 2004 to $66.4 million as compared to the prior year, primarily due to the Company's acquisitions and expenses associated with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). On a same-store basis, selling, general and administrative expenses for fiscal year 2004 increased $3.8 million, or 7.4 percent, principally as a result of costs associated with the Company's compliance with Sarbanes-Oxley
Section 404. The Company expects that it will continue to incur expenses associated with ongoing Sarbanes-Oxley compliance and the initial implementation of Sarbanes-Oxley in the Company's Michigan cluster.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were 3.6 percent and 3.8 percent of the Company's revenues for fiscal years 2004 and 2003, respectively. Depreciation and amortization expenses increased $1.7 million, or 11.0 percent, to $17.2 million for fiscal year 2004 as compared to fiscal year 2003. This increase was primarily due to the Company's acquisitions and increased amortization expense related to the new Credit Agreement.

         OTHER EXPENSES. Other expenses were 13.9 percent and 14.4 percent of the Company's revenues for fiscal year 2004 and 2003, respectively. Other expenses increased 13.7 percent to $66.3 million in fiscal year 2004 from $58.3 million in fiscal year 2003, primarily as a result of the Company's acquisitions. On a same-store basis, other expenses increased approximately $0.8 million, or 1.4 percent.

         OPERATING INCOME. Operating income increased $11.5 million, or 12.3 percent, for fiscal year 2004 to $105.3 million as compared to $93.7 million in fiscal year 2003 primarily due to the items described above.

         NET INTEREST EXPENSE AND OTHER. Net interest expense and other increased $3.7 million, or 23.9 percent, from $15.6 million in fiscal year 2003 to $19.4 million in fiscal year 2004. This increase was primarily due to higher interest expense, which resulted from higher prevailing interest rates and an increase in the Company's weighted average debt outstanding during fiscal year 2004 as compared to fiscal year 2003. The increase in the weighted average debt outstanding is a result of the Company's August 2004 acquisition of 21st Century Newspapers, partially offset by a reduction in average debt outstanding funded by the Company's free cash flow.

         PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 39.1 percent for fiscal year 2004 as compared to 37.0 percent for fiscal year 2003, excluding the reversal in each year of certain tax accruals, which were determined to no longer be required.

         OTHER INFORMATION. EBITDA for fiscal year 2004 was $122.4 million as compared to $109.2 million for fiscal year 2003. Free cash flow was $71.4 million, or $1.68 per diluted share, for fiscal year 2004 as compared to $58.9 million, or $1.41 per diluted share, for fiscal year 2003. See "Reconciliation of Certain Non-GAAP Financial Measures" below for more information regarding non-GAAP financial measures and a reconciliation of EBITDA and free cash flow to net income.

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

         The  following  table  sets  forth  the  Company's  total   advertising
revenues, by category, for fiscal years 2003 and 2002:


                                                                         FISCAL YEAR ENDED
                                                 -------------------------------------------------------------------
     (IN THOUSANDS)                                  DEC. 28, 2003         DEC. 29, 2002      INCREASE/(DECREASE)
     ---------------------------------------------------------------------------------------------------------------
     Local                                             $ 164,882             $ 164,012                0.5%
     Classified                                          119,591               117,757                1.6%
     National                                             14,513                15,287               (5.1)%
     ---------------------------------------------------------------------------------------------------------------
        Total advertising revenues                     $ 298,986             $ 297,056                0.6%
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

         The following table sets forth information with respect to the Company's cash flows for fiscal years 2004, 2003 and 2002:


                                                     FISCAL YEAR ENDED
                                        -------------------- -- ------------------ ---------------------
        (IN THOUSANDS)                        DEC. 26, 2004         DEC. 28, 2003         DEC. 29, 2002
        ------------------------------- -------------------- -- ------------------ ---------------------
        Operating activities                   $   86,813               $ 81,411              $ 58,964
        Investing activities                   $ (441,381)              $(15,551)             $(21,322)
        Financing activities                   $  354,588               $(65,862)             $(37,719)
        ------------------------------- -------------------- -- ------------------ ---------------------



         CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided from operating activities was $86.8 million for fiscal year 2004 as compared to $81.4 million in the prior year. Current assets were $94.0 million and current liabilities were $76.9 million as of December 26, 2004. The outstanding balance on the Revolving Credit Facility, in accordance with its terms, is classified as a long-term liability.

         CASH FLOWS FROM INVESTING ACTIVITIES. For fiscal year 2004, net cash used in investing activities was $441.4 million as compared to $15.6 million for fiscal year 2003. Cash used in investing activities in 2004 was for funding the 21st Century acquisition and for investments in property, plant and equipment.

         The Company has a capital expenditure program of approximately $22 million in place for 2005 (excluding any payments related to a press replacement project at The Macomb Daily), which includes spending on buildings; technology, including prepress and business systems, computer hardware and software; machinery; equipment; and vehicles. The Company believes its capital expenditure program is sufficient to maintain or improve its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $354.6 million in fiscal year 2004 as compared to net cash used in financing activities of $65.9 million in fiscal year 2003. Net cash provided by financing activities reflects the $795.0 million of proceeds from the Company's new Credit Agreement, which were used to repay amounts outstanding under the prior credit facility, to finance the 21st Century acquisition and to pay associated debt financing fees. Net cash provided by financing activities also reflects the utilization of cash flows from operations to repay debt and cash flows provided by stock option exercises.

         The Company's Board of Directors has authorized the use of up to $100 million per year for the repurchase of the Company's Common Stock. The Company did not repurchase any shares in fiscal year 2004.

         DEBT AND INTEREST RATE DERIVATIVES. The Company entered into a new credit agreement on August 12, 2004 with a group of lenders, led by JPMorgan Chase Bank as administrative agent (the "Credit Agreement"). The Credit Agreement provides for (i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and
(ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of December 26, 2004, the maximum availability under the Revolving Credit Facility was $266.3 million (including the impact of $5.4 million in outstanding letters of credit issued under the Credit Agreement), with approximately $160 million currently available based on the terms of the Credit Agreement.

         Term Loan A and Term Loan B mature on November 12, 2011 and August 12, 2012, respectively, and the Revolving Credit Facility matures on November 12,
2011. The Term Loans are repayable in quarterly installments commencing in December 2006 and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commence in December 2009.

         The amounts outstanding under the Credit Agreement bear interest at (i)
1.5 percent to 0.625 percent above LIBOR (as defined in the Credit Agreement) or
(ii) 0.25 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 0.5 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of the Company's debt to the Company's trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

         An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent based on the quarterly calculation of the Total Leverage Ratio.

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

         Pursuant to these requirements, the Company entered into certain IRPAs that consist of (i) interest rate collars ("Collars") that establish a base interest rate ceiling ("Cap") and a base interest rate floor ("floor") and (ii) interest rate swaps ("Swaps") in which the Company exchanges a portion of its floating rate debt for fixed rate debt, in each case at no initial cost to the Company. Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of December 26, 2004, the aggregate notional amount of outstanding Collars in effect was $300 million.

         The following table summarizes the Company's existing Collars and contracts for Collars that have an effective date occurring in the future, in each case at December 26, 2004:



               EFFECTIVE DATE          CAP (%)      FLOOR (%)        NOTIONAL AMOUNT            TERM

           January 29, 2003              4.0          1.54             $150 million            2 years
           August 20, 2004               4.5          2.05             $50 million             2 years
           October 29, 2004              4.5          2.08             $100 million            2 years



           January 29, 2005              4.5          2.38             $50 million             2 years
           January 29, 2005              4.5          2.47             $100 million            2 years
           January 29, 2007              6.0          3.39             $100 million         2.75 years


         Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate.

         The following table summarizes the Company's existing Swaps and executed contracts for Swaps not yet effective, in each case at December 26, 2004:



               EFFECTIVE DATE          FIXED RATE (%)          NOTIONAL AMOUNT                TERM

           December 3, 2004                 3.48                 $50 million                 3 years
           April 1, 2005                    4.06                 $100 million             4.75 years
           April 1, 2005                    4.085                $112 million(1)          4.75 years


  (1) Represents the average of an amortizing notional amount.

         Under Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the fiscal years ended December 26, 2004 and December 28, 2003. The total deferred loss reported in OCI as of December 26, 2004 and December 28, 2003 was approximately $26,000 and $1.5 million, respectively (net of $18,000 and $1.0 million of deferred taxes, respectively).

         Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

         The Company's weighted-average effective interest rate was approximately 3.5 percent for the fiscal year ended December 26, 2004. These interest rates reflect the effect of a $2.1 million pre-tax charge realized and reported as a component of interest expense for the period related to the Company's IRPAs in place during 2004.

         CONTRACTUAL OBLIGATIONS AND COMMITMENTS. As of December 26, 2004, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2012, of $778.3 million, of which $153.3 million was outstanding under the Revolving Credit Facility and $625.0 million was outstanding under the Term Loans. The aggregate maturities payable under the Term Loans for the following years are as follows (IN THOUSANDS):

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

         The Revolving Credit Facility is available until November 12, 2011. Initial availability was $425 million and will be reduced by equal consecutive quarterly reductions, commencing on December 31, 2009, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (IN THOUSANDS):

            December 31, 2009                          $ 21,250
            December 31, 2010                            63,750
            November 12, 2011                           340,000

         As of December 26, 2004, the maximum availability under the Revolving Credit Facility was $266.3 million (including the impact of $5.4 million in outstanding letters of credit issued under the Credit Agreement), with approximately $160 million currently available based on the terms of the Credit Agreement.

         The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, which require, among other things, maintenance of certain financial ratios, which may restrict among other things, the Company's ability to declare dividends, purchase treasury stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of December 26, 2004, the Company was in compliance with the financial covenants contained in the Credit Agreement.

         The following table summarizes the Company's significant contractual obligations at December 26, 2004. Information regarding recurring purchases of materials for use in the Company's daily operations is not included, as these amounts are generally consistent from year to year and are not long-term in nature (typically less than three months). See "Liquidity and Capital Resources
- Debt and Interest Rate Derivatives" for a discussion of the Company's interest rate protection agreements.


                                                                    PAYMENTS DUE BY PERIOD
                                            ------------------------------------------------------------------------
   (IN THOUSANDS)                              TOTAL      LESS THAN 1       1 - 3         3 - 5        MORE THAN
                                                              YEAR          YEARS         YEARS         5 YEARS
   ---------------------------------------  ------------ --------------- ------------- ------------ ----------------
   CONTRACTUAL OBLIGATIONS:
   Long-term debt                             $ 778,300         $     -      $ 42,188    $ 110,125       $ 625,987
   Operating lease obligations                   10,934           3,876         3,926        2,189             943
   Capital lease obligations (including
       interest at 4.3% to 17.3%)                 5,688             533         1,055        1,031           3,069
   Purchase obligations                           5,925           2,321         3,514           90               -
   ---------------------------------------- ------------ --------------- ------------- ------------ ----------------
      Total                                   $ 800,847         $ 6,730     $  50,683    $ 113,435      $  629,999
   ---------------------------------------- ------------ --------------- ------------- ------------ ----------------

         OFF-BALANCE SHEET ARRANGEMENTS. At December 26, 2004, except as set forth below, the Company maintained no off-balance sheet financing arrangements.

                                                                    PAYMENTS DUE BY PERIOD
                                            ------------------------------------------------------------------------
   (IN THOUSANDS)                              TOTAL      LESS THAN 1       1 - 3         3 - 5        MORE THAN
                                                              YEAR          YEARS         YEARS         5 YEARS
   ---------------------------------------- ------------ --------------- ------------- ------------ ----------------
   OTHER COMMERCIAL COMMITMENTS:
   Standby letters of credit (1)             $    7,750     $  7,750        $   -       $    -          $   -
   ---------------------------------------- ------------ --------------- ------------- ------------ ----------------


(1) Amounts represent the aggregate contingent liability under standby letters of credit required as security in connection with the Company's insurance program.

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

GOODWILL AND OTHER INTANGIBLES

         Identifiable intangible assets, such as customer lists and covenants not to compete, are amortized using the straight-line method over their estimated useful lives for the years presented in the Company's consolidated financial statements. Under Statement of Financial Accounting Standards No. 142 ("SFAS 142"), goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

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

REVENUE RECOGNITION

         Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency discounts, in the period when advertising is printed in the Company's publications or placed on the Company's Websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard is not expected to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No.25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company will adopt SFAS 123R effective as of the third quarter of fiscal 2005, beginning June 27, 2005. See Note 2 of Notes to Consolidated Financial Statements for the pro forma net income and pro forma net income per share amounts for fiscal years 2002 through 2004, which reflects the pro forma impact on the Company pursuant to a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

CAPITALIZATION

         As of December 26, 2004, the consolidated indebtedness of the Company was $778.3 million, which represents a leverage ratio of approximately 5.4 times the Company's twelve months trailing EBITDA, as calculated pursuant to the Credit Agreement (see "Reconciliation of Certain Non-GAAP Financial Measures"). As of December 26, 2004, the Company had a net stockholders' equity of $200.3 million and total capitalization of $978.6 million and, thus, the percentage of the Company's indebtedness to total capitalization was 79.5 percent. The Company may incur additional indebtedness to, among other things, fund operations, capital expenditures, future acquisitions, share repurchases or dividends. The Company's results of operations will be impacted by fluctuations in interest rates. See "Quantitative and Qualitative Disclosures About Market Risk."

         The Company's management believes that cash provided by operating activities, future borrowings and its ability to issue securities will be sufficient to fund its operations and to meet payment requirements under its Term Loans and the Revolving Credit Facility. However, a decline in cash provided by operating activities, which could result from factors beyond the Company's control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition, could impair the Company's ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

ACQUISITION STRATEGY

         The Company has grown in part through, and anticipates that it will continue to grow in part through, acquisitions of daily and non-daily newspapers and similar publications. On August 12, 2004, the Company completed its largest acquisition to date, the acquisition of 21st Century. Acquisitions, including the 21st Century acquisition, may expose the Company to risks, including, without limitation, diversion of management's attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company's earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, executing acquisitions successfully, achieving anticipated synergies, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, free cash flow, borrowings and sales of non-strategic properties. The Company anticipates that it will finance future acquisitions through these same resources. However, the Company may elect to issue equity securities to finance any acquisition, which would result in dilution to existing shareholders. The Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Credit Agreement, may limit the Company's ability to make acquisitions.

PRICE AND AVAILABILITY OF NEWSPRINT

         The basic raw material for newspapers is newsprint. In fiscal year 2004, the Company consumed approximately 56,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2004, 2003 and 2002 was $550, $503 and $465, respectively, as reported by the trade publication, PULP AND PAPER WEEKLY. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint purchased from each supplier has varied. The Company's management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company's management also believes that it purchases newsprint at price levels lower than those that are generally available to individually-owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company's average price per ton of newsprint for the full fiscal year increased approximately nine percent in 2004, increased approximately eight percent in 2003 and decreased approximately 22 percent in 2002, each as compared to the preceding year. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions; inventory management and advertising and circulation price increases. In fiscal year 2004, the Company's newsprint cost (excluding paper consumed in the Company's commercial printing operations) was approximately seven percent of the Company's newspaper revenues.

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

RECONCILIATION OF CERTAIN NON-GAAP FINANCIAL MEASURES

         Journal Register Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company's results from operations and cash resources generated from its business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company's operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its field operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company's operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company's Credit Agreement. In addition, the Company believes that free cash flow is useful as a supplemental measure of evaluating financial performance because it provides an alternative measure of the cash generated by the Company after payment of expenses, including investments, and therefore available for further investment in the business, including acquisitions, or for other uses such as repayment of indebtedness or repurchases of outstanding equity securities. Adjusted net income has been provided as a supplemental measure of financial performance to enable investors to evaluate and compare the Company's results of operations in a more meaningful manner by excluding the impact of certain special items that may have the effect of distorting the results of a particular period.

         All EBITDA, Free Cash Flow and Adjusted Net Income figures in this report are non-GAAP financial measures. The Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes. Adjusted net income excludes gains on sales of properties and the reversal of certain tax accruals and other one-time charges, while net income as adjusted, and after impact of SFAS 142 further excludes amortization of goodwill and other indefinite-lived intangible assets to reflect the impact of SFAS 142, which eliminates the amortization of goodwill and other indefinite-lived intangibles, as if it had been adopted at the beginning of fiscal year 2001. The Company adopted SFAS No. 142 at the beginning of fiscal year 2002. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company's industry to illustrate the percentage of revenue that is converted into EBITDA.

         These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, the Company's calculations of these measures may not be consistent with the calculations of these measures by other companies.

         The tables below provide reconciliations of the differences between (i) net income and EBITDA, (ii) net income and free cash flow, and (iii) net income and adjusted net income, in each case for fiscal years 2000 through 2004, and the difference between net income and net income, as adjusted, after impact of SFAS 142 for fiscal years 2001 through 2004.


                                                    DEC.  26,   DEC. 28,      DEC. 29,     DEC. 30,     DEC. 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              2004        2003         2002          2001         2000
-------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO EBITDA AND
FREE CASH FLOW:

Net Income                                           $116,513     $ 71,990     $ 49,227     $ 78,132    $ 169,381
Deduct:
          Gains on sales of operations                    --           --            --       32,212      180,720
Add-back:
          Equity interest                                 --           --            --        1,313        1,624
          Provision (benefit) for income taxes        (31,806)       6,120       27,444       10,818       90,951
          Write-off of prior debt issuance costs        1,211           --           --           --           --
          Net interest expense and other               19,362       15,627       23,677       30,490       48,020
                                                   ----------------------------------------------------------------
Operating Income                                      105,280       93,737      100,348       88,541      129,256
                                                   ----------------------------------------------------------------
          Depreciation and amortization                17,153       15,447       14,927       26,317       27,616
                                                   ----------------------------------------------------------------
EBITDA                                               $122,433     $109,184     $115,275     $114,858    $ 156,871
EBITDA MARGIN                                           25.7%        26.9%        28.3%        29.1%        33.8%
Deduct:
          Capital expenditures (1)                     14,893       15,129       13,010       10,857        9,955
          Interest expense                             19,287       14,663       23,568       30,490       48,020
          Cash income taxes (2)                        16,865       20,476       17,066       16,375       12,195
                                                   ----------------------------------------------------------------
Free Cash Flow, as adjusted                          $ 71,388     $ 58,916     $ 61,631     $ 57,136    $  86,701
Free Cash Flow, as adjusted, per diluted share       $   1.68     $   1.41     $   1.46     $   1.34    $    1.91
-------------------------------------------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO ADJUSTED NET
         INCOME:

Net Income                                           $116,513     $ 71,990     $ 49,227     $ 78,132    $ 169,381
Adjustments:
          Reversal of tax accruals                    (64,925)     (22,756)      (1,172)      (1,825)       (7,993)
          Special charge, net of tax                      738          553           --           --            --
          Gains on sale of operations, net of tax          --           --           --      (42,128)     (112,934)
                                                   ----------------------------------------------------------------
Net Income, as adjusted                              $ 52,326     $ 49,787     $ 48,055     $ 34,179    $  48,454
                                                   ----------------------------------------------------------------
Net Income, as adjusted, per diluted share           $   1.23     $   1.19     $   1.14     $   0.80    $    1.07
                                                   ----------------------------------------------------------------
Add-back:
          Impact of SFAS 142, Amortization of
          Goodwill, after-tax                              --          --           --         9,965            --
Net Income, as adjusted, and after impact of SFAS
          142                                        $ 52,326     $ 49,787     $ 48,055     $ 44,143            --
Net Income, as adjusted, and after impact of SFAS
          142, per diluted share                     $   1.23     $   1.19     $   1.14     $   1.03            --
-------------------------------------------------------------------------------------------------------------------

(1) Excludes capital expenditures associated with the Company's printing facility in Exton, Pennsylvania (Journal Register Offset), which were $22.8 million and $10.8 million in fiscal years 2001 and 2000, respectively, and the related capitalized interest of $1.3 million in fiscal year 2001 and $601,000 in fiscal year 2000. Such amounts have been excluded due to the large and non-recurring nature of the Exton project.
(2) Cash income taxes reflect the cash income taxes presented on the Company's Consolidated Statements of Cash Flows, with the following exceptions: (i) in fiscal year 2000, cash income taxes exclude $20.3 million of cash income taxes paid on the gain on sale of properties; (ii) in fiscal year 2001, cash taxes were increased to include $4.4 million of cash income taxes paid in fiscal year 2000, which were applied to cash income taxes payable in fiscal year 2001 (such amount was also included in fiscal year 2000 cash income taxes); (iii) in fiscal year 2002, cash income taxes exclude the effect of the $4.0 million tax benefit related to the Company's pension contribution and excludes approximately $174,000 paid in fiscal year 2002 that related to prior years; (iv) in fiscal year 2003, cash income taxes exclude the effect of the $298,000 tax benefit arising from the special charge related to a potential acquisition, excludes approximately $559,000 paid in fiscal year 2003 that related to prior years and includes approximately $278,000 related to fiscal year 2003 to be paid in fiscal year 2004; and (v) in fiscal year 2004, cash income taxes exclude (a) the effect of a $5.1 million net tax payment related to a state tax settlement, (b) the effect of a $1.5 million tax benefit related to the Company's pension contribution, and (c) approximately $459,000 paid in fiscal year 2004 that related to prior years, and includes approximately $473,000 related to fiscal year 2004 to be paid in fiscal year 2005.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company's long-term debt is at variable interest rates based on the LIBOR, the Prime Rate or the Federal Funds Rate, plus a certain interest rate spread as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates as required by its Credit Agreement, the Company enters into certain IRPAs on a portion of its debt, which hedges the effect of changes in variable interest rates. The Company's objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

         As of December 26, 2004, the Company had Collars in place with respect to an aggregate notional amount of $300 million of the Company's outstanding indebtedness and Swaps with respect to an aggregate notional amount of $50 million of the Company's outstanding indebtedness. In addition, the Company had contracts for Collars and Swaps that have effective dates occurring in the future with respect to additional notional amounts. See Note 2 of Notes to Consolidated Financial Statements. There was no initial cost associated with the Company's existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in interest rates for the year ended December 26, 2004, the effect on the Company's pre-tax earnings would have been approximately $2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Derivative Activity."

         Newsprint, which is the principal raw material for the Company's newspapers, is exposed to commodity price changes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Which May Affect the Company's Future Performance - Price and Availability of Newsprint."

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE
FINANCIAL STATEMENTS:
Reports of Independent Registered Public Accounting Firm........     37
Consolidated Balance Sheets.....................................     40
Consolidated Statements of Income...............................     41
Consolidated Statements of Stockholders' Equity.................     42
Consolidated Statements of Cash Flows...........................     43
Notes to Consolidated Financial Statements......................     44

FINANCIAL STATEMENT SCHEDULE:

Schedule II  - Valuation and Qualifying Accounts................     62

         All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Journal Register Company

We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 26, 2004 and December 28, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company at December 26, 2004 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth within.

As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other indefinite-lived intangible assets.

We have also  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Journal Register Company's internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2005 expressed an unqualified opinion thereon.




                                                           /s/ ERNST & YOUNG LLP




MetroPark, New Jersey
March 25, 2005

                         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Journal Register Company

We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting" that Journal Register Company maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Journal Register Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying "Management's Report on Internal Control Over Financial Reporting", management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 21st Century Newspapers, which is included in the 2004 consolidated financial statements of Journal Register Company and constituted approximately 38% of total assets as of December 26, 2004 and 12% percent of total revenues for the year then ended. Our audit of internal control over financial reporting of Journal Register Company also did not include an evaluation of the internal control over financial reporting of 21st Century Newspapers.

In our opinion, management's assessment that Journal Register Company maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Journal Register Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 26, 2004 and December 28, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 26, 2004 and our report dated March 25, 2005 expressed an unqualified opinion thereon.



                                                           /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
March 25, 2005
                                       39

                                                JOURNAL REGISTER COMPANY
                                               CONSOLIDATED BALANCE SHEETS

IN THOUSANDS
FISCAL YEAR ENDED                                                                    DEC. 26, 2004        DEC. 28, 2003
==========================================================================================================================
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $         51          $       31
Accounts receivable, less allowance for doubtful
     accounts of $8,143 and $5,785, respectively                                            64,116               43,591
Inventories                                                                                  8,244                6,597
Deferred income taxes                                                                       13,097                3,719
Other current assets                                                                         8,526                4,149
--------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        94,034               58,087
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT:
Land                                                                                        14,406               10,720
Buildings and improvements                                                                  93,298               76,759
Machinery and equipment                                                                    187,069              174,519
Construction in progress                                                                     5,225                7,413
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                      299,998              269,411
Less accumulated depreciation                                                             (141,993)            (143,398)
--------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                          158,005              126,013
--------------------------------------------------------------------------------------------------------------------------
INTANGIBLE AND OTHER ASSETS:
Goodwill                                                                                   772,683              491,833
Other intangible assets, net of accumulated amortization
       of $8,417 and $9,654, respectively                                                  155,365               14,500
Other assets                                                                                 3,431                2,627
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 1,183,518           $  693,060
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt                                                     $      --           $   37,853
Accounts payable                                                                            18,513                9,454
Accrued interest                                                                             4,051                2,062
Deferred subscription revenues                                                              14,810               10,614
Accrued salaries and vacation                                                               12,418                6,455
Fair market value of hedges                                                                     44                2,483
Accrued and other current liabilities                                                       27,048               14,564
--------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                   76,884               83,485
--------------------------------------------------------------------------------------------------------------------------

Senior debt, less current maturities                                                       778,300              380,492
Capital lease obligations, net of current maturities                                         3,647                   --
Deferred income taxes                                                                       87,872               47,379
Accrued retiree benefits and other liabilities                                              19,256               19,462
Income taxes payable                                                                        17,239               89,898
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value per share, 300,000,000 shares authorized,
       48,437,581 issued at December 26, 2004 and December 28, 2003                            484                  484
Additional paid-in capital                                                                 361,369              359,359
Accumulated deficit                                                                        (50,913)            (167,426)
--------------------------------------------------------------------------------------------------------------------------
                                                                                           310,940              192,417
--------------------------------------------------------------------------------------------------------------------------
Less treasury stock
    6,422,340 shares and 6,837,948 shares, respectively, at cost                           (94,711)            (100,817)
Accumulated other comprehensive loss, net of tax                                           (15,395)             (19,256)
Unearned compensation                                                                         (514)                  --
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY                                                                       200,320              72,344

--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 1,183,518          $   693,060
==========================================================================================================================

                                                 SEE ACCOMPANYING NOTES.

                                                JOURNAL REGISTER COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME





IN THOUSANDS, EXCEPT PER SHARE DATA
FISCAL YEAR ENDED                                                 DEC. 26, 2004       DEC. 28, 2003        DEC. 29, 2002
=========================================================================================================================
REVENUES:
Advertising                                                           $361,591          $  298,986           $  297,056
Circulation                                                             96,770              90,034               91,123
-------------------------------------------------------------------------------------------------------------------------
Newspaper revenues                                                     458,361             389,020              388,179
Commercial printing and other                                           17,366              16,966               19,575
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                  475,727             405,986              407,754
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Salaries and employee benefits                                         181,888             155,355              150,614
Newsprint, ink and printing charges                                     38,678              31,181               32,023
Selling, general and administrative                                     66,389              51,932               52,976
Depreciation and amortization                                           17,153              15,447               14,927
Other                                                                   66,339              58,334               56,866
-------------------------------------------------------------------------------------------------------------------------
                                                                       370,447             312,249              307,406
-------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                       105,280              93,737              100,348
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Net interest expense and other                                         (19,362)            (15,627)             (23,677)
Write-off of debt issuance costs                                        (1,211)                 --                   --
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              84,707              78,110               76,671
Provision (benefit) for income taxes                                   (31,806)              6,120               27,444
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $116,513           $  71,990           $   49,227
=========================================================================================================================

NET INCOME PER COMMON SHARE:
Basic                                                                    $2.78              $ 1.75               $ 1.18
Diluted                                                                  $2.74              $ 1.72               $ 1.16
-------------------------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic                                                                   41,907              41,245               41,576
Diluted                                                                 42,474              41,834               42,323
-------------------------------------------------------------------------------------------------------------------------

                                                SEE ACCOMPANYING NOTES.




                                               JOURNAL REGISTER COMPANY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



------------------------------------------------------------------------------------------------------------------------------------
                                                    ADDITIONAL     OTHER                                                 TOTAL
                                           COMMON    PAID-IN   COMPREHENSIVE  ACCUMULATED    TREASURY     UNEARNED   STOCKHOLDERS'
IN THOUSANDS                                STOCK    CAPITAL   INCOME (LOSS)    DEFICIT       STOCK     COMPENSATION     EQUITY
====================================================================================================================================


BALANCE AS OF DECEMBER 30, 2001             $ 484    $ 358,263      $ (4,524)   $(288,643)  $(101,778)     $       --    $ (36,198)
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                         49,227                                   49,227
Minimum pension liability adjustment,
    net of tax benefit of $11,486                                    (18,956)                                              (18,956)
Mark to market adjustment of fully
    effective hedges, net of tax expense
    of $189                                                              365                                                   365
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                                                 $30,636
------------------------------------------------------------------------------------------------------------------------------------
Purchase of 5,000 shares of treasury
     stock                                                                                        (85)                         (85)
Exercise of stock options for common
     stock                                                 (21)                                 1,789                        1,768
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 29, 2002              484       358,242       (23,115)    (239,416)   (100,074)            --        (3,879)
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                         71,990                                   71,990
Minimum pension liability adjustment,
     net of tax benefit of $271                                        1,976                                                 1,976
Mark to market adjustment of fully
    effective hedges, net of tax expense
    of $796                                                            1,883                                                 1,883
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                                                 $75,849
------------------------------------------------------------------------------------------------------------------------------------
Purchase of 520,100 shares of treasury
    stock                                                                                      (7,905)                      (7,905)
Exercise of stock options for common
    stock                                                  (95)                                 7,162                        7,067
Tax benefit from stock option exercises                  1,212                                                               1,212
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 28, 2003              484       359,359       (19,256)    (167,426)   (100,817)            --       $72,344

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                        116,513                                  116,513
Minimum pension liability adjustment,
    net of tax benefit of $1,665                                       2,402                                                 2,402
Mark to market adjustment of fully
    effective hedges, net of tax expense
    of $997                                                            1,441                                                 1,441
Mark to market adjustment of investments
    classified as held-for-sale, net of
    tax expense of $12                                                    18                                                    18
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                                                                $120,374
------------------------------------------------------------------------------------------------------------------------------------

Unearned compensation                                    1,111                                                 (514)           597
Exercise of stock options for common
   stock                                                    84                                  6,106                        6,190
Tax benefit from stock option exercises                    815                                                                 815
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 26, 2004             $484      $361,369      $(15,395)   $ (50,913)  $ (94,711)      $  (514)     $ 200,320
====================================================================================================================================


                             SEE ACCOMPANYING NOTES.

                                                 JOURNAL REGISTER COMPANY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS




IN THOUSANDS
FISCAL YEAR ENDED                                                           DEC. 26, 2004    DEC. 28, 2003    DEC. 29, 2002
============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  116,513         $ 71,990         $  49,227
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for losses on accounts receivable                                   4,756            3,830             5,025
    Depreciation expense                                                         15,028           14,062            13,679
    Amortization expense                                                          2,126            1,385             1,248
    Write-off of debt issuance costs                                              1,211               --               --
    Net gain (loss) on disposal of property, plant and equipment                     --               --              (728)
    Accrued retiree benefits and other non-current liabilities                     (253)           1,089           (12,692)
    Provision for deferred income taxes                                          16,482            7,989            14,474
Changes in operating assets and liabilities:
    Increase (decrease) in accounts receivable                                   (8,350)             680            (2,405)
    Decrease in income taxes payable                                            (69,051)         (21,310)           (1,253)
    Increase (decrease) in other assets and liabilities                           8,351            1,696            (7,611)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        86,813           81,411            58,964
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (14,893)         (15,129)          (13,010)
Net proceeds from sale of property, plant and equipment                              --               28               297
Purchases of businesses, net of cash acquired                                  (426,488)            (450)           (8,609)
----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (441,381)         (15,551)          (21,322)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of long-term debt                                        795,000                 -                -
Extinguishment of prior long-term debt                                         (372,573)                -                -
Debt issuance fees                                                              (11,558)                -                -
Payments of long-term debt                                                      (62,471)          (65,024)         (39,402)
Exercise of stock options for common stock                                        6,190             7,067            1,768
Purchase of Company stock                                                            --            (7,905)             (85)
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             354,588           (65,862)         (37,719)
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                     20                (2)             (77)
Cash and cash equivalents, beginning of year                                         31                33              110
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $       51         $      31     $         33
============================================================================================================================

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION:
 Cash paid during the year for:
    Interest                                                                 $   17,299         $  15,047        $  24,431
    Income taxes                                                             $   20,383         $  20,459        $  13,219

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
    Comprehensive income (loss) - minimum pension liability and
      mark to market adjustments, net of tax                                 $    3,861         $   3,859        $ (18,591)
============================================================================================================================



                                                  SEE ACCOMPANYING NOTES.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         The accompanying consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). Journal Register Company primarily publishes daily and non-daily newspapers serving markets in Philadelphia and its surrounding areas, Michigan, Connecticut, the Greater Cleveland area of Ohio, Central New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts receivable consist primarily of amounts due to the Company from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability to collect required payments from customers. The Company uses historical experience as well as current market information in determining this estimate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Credit losses have generally been within management's expectations.

INVENTORIES

         Inventories, consisting of newsprint, ink and supplies, are stated at the lower of cost (primarily first-in, first-out method) or market.

ADVERTISING COSTS

         Advertising costs are expensed as incurred.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK OPTION PLAN

         In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock-based employee compensation. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. See "Recently Issued Accounting Standards" below.

         For purposes of pro forma disclosures, the estimated fair value of the stock-based employee compensation is amortized to expense over the vesting period for such stock-based employee compensation. The Company's fiscal year pro forma information, had compensation costs for the Company's stock incentive plan been determined in accordance with SFAS 123, is as follows:




(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL YEAR ENDED                                               DEC. 26, 2004      DEC. 28, 2003       DEC. 29, 2002
-------------------------------------------------------------- ---------------- -- --------------- --- ---------------

Net income as reported                                              $ 116,513            $ 71,990           $ 49,227
Add: Stock-based employee compensation expense
   included in reported net income, net of related tax effects                                 -                   -
Deduct: Total stock-based employee compensation expense                  596
   determined under fair value based method for all awards,
   net of related tax effects                                         (2,649)             (2,685)             (3,307)

-------------------------------------------------------------- ---------------- -- --------------- --- ---------------
Pro forma net income                                                 $114,460           $ 69,305          $   45,920
============================================================== ================ == =============== === ===============

Net income per share:
     As reported:
         Basic                                                        $  2.78            $  1.75             $  1.18
         Diluted                                                      $  2.74            $  1.72             $  1.16
     Pro forma:
         Basic                                                        $  2.73      $        1.68         $      1.10
         Diluted                                                      $  2.69        $      1.66         $      1.09
============================================================== ================ == =============== === ===============

PROPERTY AND DEPRECIATION

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

                      Buildings and improvements                    5 to 30 years
                      Machinery and equipment                       3 to 30 years



                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

         On December 31, 2001, which was the first day of fiscal year 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." In accordance with SFAS No. 144, the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, remaining useful life and appropriate discount rates. The carrying amount of the long-lived asset is reduced by the difference between the carrying amounts and estimated fair value with a corresponding charge to expense.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible   assets   recorded  in  connection   with  the  acquisition  of
publications or businesses generally consist of the values assigned to subscriber lists, mastheads, non-competition covenants and the excess of cost over the fair value of identifiable net assets of the publications or businesses acquired. These assets are carried at the lower of unamortized cost or the amount expected to be recovered by projected future operations after considering attributable general and administration expense. If, in the opinion of management, impairment in value occurs, any necessary write-downs will be charged to expense in accordance with SFAS No. 142. The balance of intangible assets at December 26, 2004 and December 28, 2003 was comprised principally of debt issuance costs, customer and subscriber lists, non-compete covenants, mastheads and the excess cost over the fair value of identifiable net assets of companies acquired. Intangible assets excluding goodwill and mastheads are being amortized using the straight-line method over a period of their useful life (generally 3 to 15 years). Deferred financing costs associated with the Term Loans and the Revolving Credit Facility (as defined in Note 4, Long-Term Debt) are amortized over the terms of such loans.

INCOME TAXES

         The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets when realization is not considered to be more likely than not.

REVENUE RECOGNITION

         Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency discounts, in the period when advertising is printed in the Company's publications or placed on the Company's Websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

SEGMENT REPORTING

         As of December 26, 2004, the Company published 27 daily newspapers and 338 non-daily publications in the United States. The Company maintains operations and local management in the markets that it serves. Newspapers are distributed through local distribution channels consisting of contract carriers and single copy outlets. The Company conducts business in one operating segment. The operating segment consists of various operations aggregated into one segment because the Company engages in the same essential business activities at each operation and because management believes it helps the reader understand the Company's performance and is consistent with the manner in which the Company's operations are managed. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution systems.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

         In 2004, no single customer accounted for more than one percent of total revenues or two percent of accounts receivable. Approximately 20 percent of the Company's employees are employed under collective bargaining agreements. The Company anticipates that collective bargaining agreements at nine newspapers, representing approximately 25 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2005.

DERIVATIVE RISK MANAGEMENT POLICY AND STRATEGY

         In accordance with the requirements of its Credit Agreement (as defined in Note 4, Long Term Debt), the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt, to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company's Total Leverage Ratio, as defined in the Credit Agreement. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and No. 138, specifies the accounting and disclosure requirements for such instruments. In accordance with these pronouncements, as of January 1, 2001, all effective hedges, as defined, are recorded as an asset or liability with a corresponding offset to Other Comprehensive Income ("OCI") in the equity section of the balance sheet. Any ineffective portion of a hedging instrument or trading derivative would be recorded as an asset or liability with a corresponding charge or credit to the income statement. The information below describes the Company's derivative risk management policy and strategy as required by SFAS 133, as amended.

         Under Statement of Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to OCI. The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the fiscal years ended December 26, 2004 and December 28, 2003. The total deferred loss reported in OCI as of December 26, 2004 and December 28, 2003 was approximately $26 thousand and $1.5 million, respectively (net of $18 thousand and $1.0 million of deferred taxes, respectively). Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

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

         Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges ("Collars") that establish a base interest rate ceiling ("CAP") and a base interest rate floor ("floor") at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount set as forth below. As of December 26, 2004, the aggregate notional amount of outstanding Collars in effect was $300 million.

         The following table summarizes the Company's existing Collars and contracts for Collars that have an effective date occurring in the future, in each case at December 26, 2004:

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      EFFECTIVE DATE              CAP (%)          FLOOR (%)         NOTIONAL AMOUNT          TERM

    January 29, 2003                4.0               1.54             $150 million            2 years
    August 20, 2004                 4.5               2.05             $50 million             2 years
    October 29, 2004                4.5               2.08             $100 million            2 years
    January 29, 2005                4.5               2.38             $50 million             2 years
    January 29, 2005                4.5               2.47             $100 million            2 years
    January 29, 2007                6.0               3.39             $100 million         2.75 years


         Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate.

         The following table summarizes the Company's existing Swaps and executed contracts for Swaps not yet effective, in each case at December 26, 2004:




         EFFECTIVE DATE            FIXED RATE (%)            NOTIONAL AMOUNT                TERM

       December 3, 2004                 3.48                  $50 million                  3.0 years
       April 1, 2005                    4.06                  $100  million               4.75 years
       April 1, 2005                    4.085                 $112 million (1)            4.75 years

         (1) Represents the average of an amortizing notional amount.

SELF-INSURANCE

         The Company is self-insured  for a portion of its insurable  risks. The
Company  analyzes  its  claims   experience  and  consults  with  actuaries  and
administrators to determine an adequate liability for self-insured claims.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company will adopt SFAS 123R effective as of the third quarter of fiscal 2005, beginning June 27, 2005. See "Accounting for Stock Option Plan" above in this Note 2 of Notes to Consolidated Financial Statements for the pro forma net income and pro forma net income per share amounts for fiscal years 2002 through 2004, which reflects the pro forma impact on the Company pursuant to a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

         In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard is not expected to have a material impact on the Company's financial statements.

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

3.       INTANGIBLE AND OTHER ASSETS

         Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized; however, they are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During fiscal year 2001, the Company adopted the amortization provisions of SFAS No. 142, which apply to goodwill and intangible assets, acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS No. 142 at the beginning of fiscal year 2002. The required transitional analysis of the Company's goodwill and indefinite-lived intangible assets was completed as of June 30, 2002. The Company has also performed the annual impairment tests as of the first day of the fourth quarter of each of fiscal years 2003 and 2004, and a determination was made that such assets were not impaired.

         Changes in the carrying amounts of intangible assets are as follows:



                                                AS OF DEC. 26, 2004                 AS OF DEC. 28, 2003
                                  --------------------------------------------------------------------------------
                                                ACCUMULATED                            ACCUMULATED
IN THOUSANDS                         GROSS     AMORTIZATION       NET       GROSS      AMORTIZATION      NET
------------------------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS SUBJECT TO
  AMORTIZATION:
Customer and subscriber lists        $  9,657      $  (5,934)     $ 3,723    $ 6,743    $    (4,853)  $   1,890
Non-compete covenants                   4,317         (1,832)       2,485      2,870         (1,686)      1,184
Debt issuance costs                    11,908           (559)      11,349      4,573         (3,023)      1,550
-------------------------------------------------------------------------------------------------------------------

Total                                $ 25,882      $  (8,325) $    17,557   $ 14,186       $ (9,562)  $   4,624
-------------------------------------------------------------------------------------------------------------------

INTANGIBLE ASSETS NOT SUBJECT
  TO AMORTIZATION:
Goodwill                            $ 835,893      $ (63,210)   $ 772,683   $ 555,043       $(63,210) $ 491,833
Mastheads                             137,900            (92)     137,808       9,968            (92)     9,876
-------------------------------------------------------------------------------------------------------------------

Total                               $ 973,793      $ (63,302)   $ 910,491   $ 565,011       $(63,302) $ 501,709
-------------------------------------------------------------------------------------------------------------------

Total Goodwill and
  other intangible assets            $999,675     $  (71,627)  $ 928,048    $ 579,197       $(72,864)  $506,333
===================================================================================================================

         Identifiable intangible assets include customer and subscriber lists, non-compete covenants and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads. Mastheads are included in other intangible assets on the balance sheet. For fiscal years 2004, 2003 and 2002, amortization expense for intangible assets was approximately $2.1 million, $1.4 million, and $1.3 million, respectively.

         Estimated amortization expense for each of the five succeeding fiscal years for identifiable intangible assets and other assets is as follows (IN THOUSANDS):

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INTANGIBLE AND OTHER ASSETS (CONTINUED)



            2005..........................                  $ 3,447
            2006..........................                    3,080
            2007..........................                    2,404
            2008..........................                    1,895
            2009..........................                    1,856
            Thereafter....................                    4,875


         The changes in the carrying amount of goodwill during fiscal years 2004 and 2003 are as follows:

         (IN THOUSANDS)
          Balance as of December 29, 2002                        $491,385
          Goodwill acquired during year                               448
                                                        ------------------
          Balance as of December 28, 2003                         491,833
          Goodwill acquired during year                           284,111
          Adjustments, principally tax benefits                   (3,261)
                                                        ------------------
          Balance as of December 26, 2004                        $772,683
                                                        ==================

         Included in other assets is the Company's cost basis investment, in the amount of $2,078 and $2,168 in 2004 and 2003, respectively, in PowerOne Media, Inc. ("PowerOne"), a provider of classified advertising on the Internet. PowerOne was created as a result of the merger in November 2001 between PowerAdz, LLC ("PowerAdz") and AdOne, LLC ("AdOne"). The Company was an investor in AdOne prior to the merger. In the ordinary course of business, the Company has related party sales with PowerOne, which amounted to approximately $3.4 million, $4.0 million, and $4.5 million for fiscal years 2004, 2003 and 2002, respectively.

4.       LONG-TERM DEBT

         DEBT AND INTEREST RATE DERIVATIVES. The Company entered into a credit agreement on August 12, 2004 with a group of lenders, led by JPMorgan Chase Bank as administrative agent (the "Credit Agreement"). The Credit Agreement provides for (i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of December 26, 2004, the maximum availability under the Revolving Credit Facility was $266.3 million (including the impact of $5.4 million in outstanding letters of credit issued under the Credit Agreement), with approximately $160 million currently available based on the terms of the Credit Agreement.

         Term Loan A and Term Loan B mature on November 12, 2011 and August 12, 2012, respectively, and the Revolving Credit Facility matures on November 12,
2011. The Term Loans are repayable in quarterly installments commencing in December 2006 and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commence in December 2009.

         The amounts outstanding under the Credit Agreement bear interest at (i)
1.5 percent to 0.625 percent above LIBOR (as defined in the Credit Agreement) or
(ii) 0.25 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 0.5 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads ("the applicable margins") are dependent upon the ratio of the Company's debt to trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. LONG-TERM DEBT (CONTINUED)

         An annual commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent based on the quarterly calculation of the Company's Total Leverage Ratio (as defined in the Credit Agreement). At December 26, 2004, the Company's commitment fee was 0.375 percent.

         In accordance with the requirements of the Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio. See
Note 2 of Notes to Consolidated Financial Statements.

         The Company's long-term debt as of December 26, 2004 and December 28, 2003 was comprised of the following:


       (IN THOUSANDS)                                         2004         2003
        -----------------------------------------------------------------------------

        Term Loan A                                           $275,000     $106,246
        Term Loan B                                            350,000      194,899
        Revolving Credit Facility                              153,300      117,200
        -----------------------------------------------------------------------------
        Total Long-term debt                                   778,300      418,345
        Less: current portion                                        -      (37,853)
        -----------------------------------------------------------------------------
        Total Long-term debt, less current portion            $778,300     $380,492
=====================================================================================




        The aggregate maturities payable under the Term Loans for the following years are as follows (IN THOUSANDS):

                   2006                                 $7,750
                   2007                                 34,438
                   2008                                 48,188
                   2009                                 61,937
                   2010                                 71,562
                   2011                                 69,500
                   2012                                331,625

         The Revolving Credit Facility is available until November 12, 2011. Initial availability was $425 million and will be reduced by equal consecutive quarterly reductions, commencing on December 31, 2009, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (IN THOUSANDS):

                    December 31, 2009                    $ 21,250
                    December 31, 2010                      63,750
                    November 12, 2011                     340,000

         The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, including the maintenance of certain financial ratios, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of December 26, 2004, the Company was in compliance with the financial covenants contained in the Credit Agreement.

5.       STOCK PLANS

         STOCK INCENTIVE PLAN

         During 1997, the Company's Board of Directors (the "Board") adopted and the stockholders approved the Company's 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan, as amended, authorizes grants of up to 7,383,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) stock units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate.

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

         The following table summarizes the Company's stock option activity for the fiscal years presented:



                                          DEC. 26, 2004                  DEC. 28, 2003                 DEC. 29, 2002
-----------------------------------------------------------------------------------------------------------------------------------

                                       NUMBER    WEIGHTED-AVERAGE              WEIGHTED-AVERAGE      NUMBER    WEIGHTED-AVERAGE
                                         OF         EXERCISE        NUMBER OF      EXERCISE            OF          EXERCISE
                                      OPTIONS        PRICE           OPTIONS         PRICE           OPTIONS        PRICE
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding-beginning of year         5,199,412      $18.13         5,068,454        $17.82         4,555,673      $17.06
Granted                                 435,038       19.41           743,275         17.63           773,875       21.67
Exercised                               414,150       14.95           497,349         14.21           121,853       14.47
Forfeited                               210,015       19.92           114,968         18.10           139,241       17.47
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding-end of year               5,010,285      $18.43         5,199,412        $18.13         5,068,454      $17.82
===================================================================================================================================

Exercisable at end of year            3,300,755      $18.37         3,111,879        $18.34         2,873,411      $17.77
Weighted-average fair value of
  options granted during the
  year                                    $6.41                         $5.62                           $7.86


         Further information about stock options outstanding at December 26, 2004 is as follows:



                                         WEIGHTED-AVERAGE
                                             REMAINING           WEIGHTED-                              WEIGHTED-
 RANGE OF EXERCISE         NUMBER         CONTRACTUAL LIFE   AVERAGE EXERCISE                       AVERAGE EXERCISE
       PRICES            OUTSTANDING          (YEARS)              PRICE        NUMBER EXERCISABLE        PRICE
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
$14.00 - 16.00           1,880,206               5.2                $14.99         1,532,974             $14.90
$16.01 - 18.00             686,075               8.3                 17.53           154,015              17.49
$18.01 - 20.00             426,387               9.4                 19.38             1,800              18.51
$20.01 - 22.50           2,017,617               4.4                 21.73         1,611,966              21.75
--------------------- ------------------ ------------------- ------------------ ------------------- ------------------
                         5,010,285               5.7                $18.43         3,300,755             $18.37
===================== ================== =================== ================== =================== ==================


                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       STOCK PLANS (CONTINUED)

         In 2004, the Company issued an aggregate of 58,220 restricted stock units pursuant to the 1997 Plan. These restricted stock units were issued in lieu of all or a portion of the stock options that would have been granted to the recipients. Of these restricted stock units, 7,500 were issued to directors of the Company and vest monthly over a twelve month period, and the remainder were issued to employees and vest based on the achievement of performance-based milestones.

         The Company adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148. Accordingly, the Company discloses pro forma net income and earnings per share determined as if the Company had accounted for its stock-based employee compensation under the fair value method of that statement. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 4.58 percent, 3.02 percent and 4.86 percent, and expected common stock market price volatility factors of 0.18, 0.22 and 0.21 for the years 2004, 2003 and 2002, respectively. A seven-year weighted average expected life of each option granted and no dividend yield was assumed.

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

         STOCK RIGHTS PLAN

         Effective July 17, 2001, the Company adopted a Stockholder Rights Plan (the "Plan") and declared a dividend of one preferred share purchase right (the "Rights") on each outstanding share of the Company's common stock held by stockholders of record on July 27, 2001. The rights are exercisable if a person or group acquires 15 percent or more of the Company's common stock, or commences a tender or exchange offer with that goal. The rights will expire July 27, 2011.

6.       EARNINGS PER COMMON SHARE

         The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:



(IN THOUSANDS)
FISCAL YEAR ENDED                                         DEC. 26, 2004    DEC. 28, 2003   DEC. 29, 2002
----------------------------------------------------------------------------------------------------------
Weighted-average shares - basic                                41,907           41,245        41,576
Effect of dilutive securities:
    Employee stock options                                        567              589         747
----------------------------------------------------------------------------------------------------------
Weighted-average shares - diluted                              42,474           41,834        42,323
==========================================================================================================

         Options to purchase the Company's common stock that were not included in the computation of the diluted earnings per share because the options' exercise price per share was greater than the average market price of the common shares during each of the periods presented below (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

   FISCAL YEAR         OPTIONS          EXERCISE PRICE RANGE
      2004              2,018             $20.00 to $22.50
      2003              2,176             $18.00 to $22.50
      2002              2,199             $21.00 to $22.50

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

         The Company and its subsidiaries maintain certain defined benefit pension plans. The benefits are based on years of service and employee compensation, primarily on career average pay. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using assumptions that differ from those used for financial reporting. Assets of the plans consist principally of short-term investments, annuity contracts, equity securities and corporate and U.S. Government obligations. The Company uses information as of September 30 to measure the value of pension plan assets and obligations. Certain of the Company's subsidiaries also provide retiree health and life insurance benefits.

         The fair value of the pension plan assets at the end of year was approximately $97.3 million. The asset allocation for Company-sponsored pension plans at the end of the 2004 and 2003 plan years, by asset category, is presented in the table below.


                                      Allocation of Plan Assets
                                       2004               2003
     ---------------------------------------------------------------------------
     Equity securities                  71%                73%
     Fixed income securities            27%                23%
     Cash                               2%                 4%
                               -------------------------------------------------
     Total                            100%               100%


         The equity investments are diversified across U.S. and non-U.S. stocks. The Company employs a total return investment approach in its investment strategy whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and the Company's financial condition. The long-term rate of return for plan assets is determined by consideration of the current asset mix, historical returns and peer data analysis.

         In December 2004, although not required under applicable pension law, the Company made a $4.0 million tax-deductible cash contribution to its qualified pension plans. The tax benefit related to this contribution was approximately $1.5 million. At this time, the Company expects to contribute an aggregate of approximately $200,000 to its pension plans in the 2005 fiscal year. For the post-retirement health and life insurance plans, the Company contributed $463,000 in fiscal year 2004 and expects to contribute approximately $431,000 in fiscal year 2005.

         The following table sets forth the plans' funded status and the amount recognized in the Company's consolidated balance sheet:


-------------------------------------------------------------------------------------------------------------------------
                                                                  PENSION BENEFITS                  OTHER BENEFITS
                                                             ---------------------------      ---------------------------
(IN THOUSANDS)                                                  2004           2003              2004            2003
------------------------------------------------------------ ----------- -- ------------ ---- ----------- --- -----------
CHANGE IN BENEFIT OBLIGATION
      Benefit obligation at beginning of year                  $ 97,181        $ 87,275          $ 4,117         $ 4,210
      Service cost                                                2,251           1,947                8               7
      Interest cost                                               6,016           5,726              257             268
      Actuarial loss                                              2,143           7,312              163              38
      Benefits paid                                             (5,201)         (5,079)            (463)           (406)
      Business combinations                                       4,664               0              583               0
                                                             -----------    ------------      -----------     -----------
      Benefit obligation at end of year                       $ 107,054        $ 97,181          $ 4,665         $ 4,117
                                                             -----------    ------------      -----------     -----------



                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)


--------------------------------------------------------------------------------------------------------------------------
                                                                  PENSION BENEFITS                  OTHER BENEFITS
                                                             ---------------------------      ----------------------------
(IN THOUSANDS)                                                  2004           2003              2004            2003
--------------------------------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
      Fair value of trust assets at beginning of year         $  87,490        $ 78,646         $      0        $      0
      Actual return on plan assets                               11,691          13,819                0               0
      Employer contributions                                          0             104              463             406
      Benefits paid                                             (5,201)         (5,079)            (463)           (406)
      Business combinations                                       3,306               0                0               0
                                                             -----------    ------------      -----------     -----------
      Fair value of trust assets at end of year               $  97,286        $ 87,490         $      0        $      0
                                                             -----------    ------------      -----------     -----------
RECONCILIATION OF FUNDED STATUS
      Funded status                                           $ (9,768)        $(9,691)         $(4,665)        $(4,117)
      Unrecognized net
         Transition (asset)/obligation                                0             (2)                0               0
         Prior service cost                                       (747)         (1,103)             (67)           (159)
         (Gain)/loss                                             29,057          33,252          (4,146)         (2,526)
      Contributions after measurement date                        4,039               0                0               0
                                                             -----------    ------------      -----------     -----------
      Net amount recognized                                   $  22,581        $ 22,456         $(8,878)        $(6,802)
                                                             ===========    ============      ===========     ===========
AMOUNTS RECOGNIZED IN STATEMENT
OF FINANCIAL POSITION
      Prepaid benefit cost                                    $       0        $      0         $      0        $      0
      (Accrued) benefit liability                               (3,470)         (7,662)          (8,878)         (6,802)
      Accumulated other comprehensive expense                    26,051          30,118              N/A             N/A
                                                             -----------    ------------      -----------     -----------
      Net amount recognized                                   $  22,581        $ 22,456         $(8,878)        $(6,802)
                                                             ===========    ============      ===========     ===========
SEPARATE DISCLOSURES FOR PENSION PLANS WITH
ACCUMULATED BENEFIT OBLIGATION IN EXCESS
OF PLAN ASSETS
      Projected benefit obligation at end of year             $ 107,054        $ 97,181              N/A             N/A
      Accumulated benefit obligation at end of year             104,763          95,152              N/A             N/A
      Fair value of assets at end of year                        97,286          87,490              N/A             N/A
COMPONENTS OF NET PERIODIC BENEFIT COST
      Service cost                                            $   2,251        $  1,947         $      8        $      7
      Interest cost                                               6,016           5,726              257             268
      Expected return on plan assets                            (7,315)         (6,853)                0               0
      Amortization of net
         Transition obligation                                      (2)            (39)                0               0
         Prior service cost                                       (356)           (356)             (93)            (93)
         (Gain)/loss                                              1,961           2,180            (307)           (326)
                                                             -----------    ------------      -----------     -----------
      Net periodic benefit cost                               $   2,555        $  2,605         $  (135)        $  (144)
                                                             ===========    ============      ===========     ===========
COMPONENTS OF OTHER COMPREHENSIVE (INCOME) / EXPENSE
      Decrease in intangible asset                            $       0        $      0              N/A             N/A
      (Decrease)/increase in additional minimum liability       (4,067)         (1,705)              N/A             N/A
                                                             -----------    ------------      -----------     -----------
OTHER COMPREHENSIVE (INCOME) / EXPENSE                        $ (4,067)        $(1,705)              N/A             N/A
                                                             ===========    ============      ===========     ===========



                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)



-------------------------------------------------------------------------------------------------------------------------
                                                                  PENSION BENEFITS                  OTHER BENEFITS
                                                             ---------------------------      ---------------------------
(IN THOUSANDS)                                                  2004           2003              2004            2003
-------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
OBLIGATIONS AT SEPTEMBER 30
      Discount rate                                               6.00%           6.25%            6.00%           6.25%
      Rate of compensation increase                               3.00%           3.00%            3.00%           3.00%

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET
PERIODIC BENEFIT COST FOR YEARS ENDED DECEMBER 26
      Discount rate                                               6.25%           6.75%            6.25%           6.75%
      Expected return on plan assets                              8.50%           9.00%              N/A             N/A
      Rate of compensation increase                               3.00%           3.00%            3.00%           3.00%

=========================================================================================================================
ASSUMED HEALTH CARE COST TREND RATES AT DECEMBER 26
      Health care cost trend rate assumed for next year
      (initial rate)                                                N/A             N/A            9.00%          10.00%
      Rate to which the cost trend rate is assumed to decline
      (ultimate rate)                                               N/A             N/A            5.25%           5.25%
      Year that the rate reaches the ultimate rate                  N/A             N/A             2009            2009

EFFECT OF A CHANGE IN THE ASSUMED RATE OF INCREASE IN HEALTH BENEFIT COSTS
         Effect of a one percent increase on
            Total of service cost and interest cost                 N/A             N/A          $    73         $    26
            Postretirement benefit obligation                       N/A             N/A          $   928         $   317
         Effect of a one percent decrease on
            Total of service cost and interest cost                 N/A             N/A          $  (67)         $  (22)
            Postretirement benefit obligation                       N/A             N/A          $ (850)         $ (279)

ESTIMATED FUTURE BENEFIT PAYMENTS
            Fiscal 2005                                        $  5,654             N/A          $   431             N/A
            Fiscal 2006                                        $  5,864             N/A          $   429             N/A
            Fiscal 2007                                        $  6,178             N/A          $   427             N/A
            Fiscal 2008                                        $  6,480             N/A          $   422             N/A
            Fiscal 2009                                        $  6,721             N/A          $   418             N/A
            Fiscal years 2010-2014                             $ 37,267             N/A          $ 2,001             N/A



         The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants' salaries and amounted to approximately $677,600, $636,300 and
$632,700 in fiscal years 2004, 2003 and 2002, respectively. The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $317,000, $116,000 and $148,000 in fiscal years 2004, 2003 and 2002, respectively.

         On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act provides for an expansion of Medicare, primarily adding a prescription drug benefit for Medicare eligible-retirees starting in 2006. The Act also provides a federal subsidy to sponsors that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is currently unable to conclude whether the benefits provided by the plans are actuarially equivalent to Medicare Part D under the legislation. Even if one or more of the plans could satisfy the actuarial equivalence requirement, the Company believes that the effects of the Act on medical obligations and costs would not be significant. Therefore, the Company's retiree medical obligations and costs reported do not reflect any impact associated with the legislation.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

         The annual provision (benefit) for taxes on income, in thousands, is as follows:



FISCAL YEAR ENDED                                                DEC. 26, 2004     DEC. 28, 2003     DEC. 29, 2002
---------------------------------------------------------------------------------------------------------------------
Current tax expense (benefit):
   Federal                                                         $ (50,712)         $ (3,775)           $ 11,757
   State                                                                2,424
                                                                                          1,906              1,213
---------------------------------------------------------------------------------------------------------------------
Total current tax expense (benefit)                                  (48,288)           (1,869)             12,970
---------------------------------------------------------------------------------------------------------------------
Deferred tax expense:
   Federal                                                             14,098             5,946             13,472
   State                                                                2,384             2,043              1,002
---------------------------------------------------------------------------------------------------------------------
Total deferred tax expense                                             16,482             7,989             14,474
---------------------------------------------------------------------------------------------------------------------
Total provision (benefit) for income taxes                         $ (31,806)         $   6,120           $ 27,444
=====================================================================================================================

         The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense, in thousands for the years presented, is as follows:

 FISCAL YEAR ENDED                                                 DEC. 26, 2004     DEC. 28, 2003       DEC. 29, 2002
 ----------------------------------------------------------------------------------------------------------------------
 Tax at U.S. statutory rates                                       $    29,647        $  27,339           $ 26,835
 State taxes, net of federal tax benefit                                 3,125            2,566              1,439
 Reversal of excess tax accruals                                      (64,925)         (22,756)            (1,172)
 Other                                                                     347          (1,029)                342
 ----------------------------------------------------------------------------------------------------------------------
 Total                                                             $  (31,806)        $  6,120            $ 27,444
 ======================================================================================================================



         At the date of its acquisition by the Company, 21st Century had federal net operating loss carry-forwards of approximately $61.7 million available to offset the Company's future consolidated taxable income. Such carry-forwards expire in the years 2017 through 2023. In the 2004 post-acquisition period, approximately $10.3 million was utilized. Approximately $27.5 million is anticipated to be utilized in 2005 and has been recorded as a current deferred tax asset. The remaining portion has been recorded as an asset in the deferred tax liability account. Due to the likelihood of future utilization of these carry-forwards, the Company has not reduced the anticipated benefits by a valuation allowance.

         The Company realized state tax benefits in connection with the utilization of state net operating loss carry-forwards as follows: $1.4 million in 2004; and $1.9 million in 2003. Based upon current state statutory rates, the Company may have $7.0 million of future tax benefits. However, based upon an assessment of the likelihood of the future utilization of such losses, the Company's tax benefits were reduced by a valuation allowance of approximately $4.0 million at December 26, 2004. The state net operating loss carry-forwards expire in various years through 2024.

         Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets, in thousands, are as follows:

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       INCOME TAXES (CONTINUED)



FISCAL YEAR ENDED                                  DEC. 26, 2004       DEC. 28, 2003
--------------------------------------------------------------------------------------
Deferred tax liabilities:
     Property, plant and equipment                     $ 21,475             $ 16,628
     Intangibles                                         88,140               43,166
     Retiree benefits                                     5,236                5,721
--------------------------------------------------------------------------------------
Total deferred tax liabilities                          114,851               65,515
--------------------------------------------------------------------------------------

Deferred tax assets:
     Federal net operating loss carry-forwards           17,987                    -
     State net operating loss carry-forwards              6,959                6,678
     Other comprehensive income                          10,669               13,344
     Other                                                8,468                5,580
--------------------------------------------------------------------------------------
Total deferred tax assets                                44,083               25,602
Valuation allowance                                     (4,007)               (3,747)
--------------------------------------------------------------------------------------
Net deferred tax assets                                  40,076               21,855
--------------------------------------------------------------------------------------
Net deferred tax liabilities                           $ 74,775             $ 43,660
======================================================================================

         The Company's valuation allowances for deferred tax assets increased by $260,000 in fiscal year 2004. The Company's federal income tax returns have not been examined by the Internal Revenue Service.

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases office space, production facilities, warehouse space, and equipment under noncancellable operating leases. These leases contain several renewal options for periods of up to five years. The Company's future minimum lease payments under noncancellable operating leases and future minimum payments under capital lease agreements at December 26, 2004 are as follows (IN THOUSANDS):


                                                                 Capital Leases   Operating Leases
2005.....................................................           $   533         $  3,876
2006.....................................................               529            2,362
2007.....................................................               526            1,564
2008.....................................................               527            1,185
2009.....................................................               504            1,004
Thereafter...............................................             3,069              943
                                                               ------------------------------------
                                                                    $ 5,688          $10,934
                                                                                  =================
Less:  Amount representing interest (4.3% to 17.3%)......             1,798
                                                               ------------------
Present value of capital lease obligations...............             3,890
Less:  Current portion...................................               243
                                                               ------------------
Non-current portion......................................           $ 3,647
                                                               ==================

         Total rent expense was approximately $4.0 million, $2.9 million, and $3.0 million for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

         At December 26, 2004 the Company had unused outstanding letters of credit in the amount of approximately $7.8 million.

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

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      ACQUISITIONS

         The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to closing costs and may be subject to the finalization of customary adjustments.

         On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a Delaware corporation ("21st Century"), pursuant to an Agreement and Plan of Merger (the "Agreement"), dated July 2, 2004, with 21st Century and Wolverine Acquisition Corp., a Delaware corporation ("Merger Sub") and a wholly-owned subsidiary of the Company. Pursuant to the Agreement, Merger Sub merged with and into 21st Century, with 21st Century surviving as an indirect wholly-owned subsidiary of the Company (the "Merger"). The assets of 21st Century include four daily newspapers and 85 non-daily publications located in Michigan.

         In connection with the transactions described in the Agreement, the Company entered into a Credit Agreement, dated August 12, 2004, with JPMorgan Chase Bank as Administrative Agent and Co-Documentation Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York, Key Bank National Association, SunTrust Bank and Wachovia Bank, National Association, as Co-Syndication Agents, and The Royal Bank of Scotland PLC, as Co-Documentation Agent (the "Credit Agreement"). See Note 4 of Notes to Consolidated Financial Statements.

         The purchase price for the acquisition, including transaction costs, was approximately $425 million, including the $415 million purchase price negotiated with and payable to the seller. The purchase price was financed with borrowings under the Credit Agreement. The portion of the purchase price in excess of $415 million consisted of direct acquisition costs and certain costs incurred or expected to be incurred in connection with the integration and consolidation of 21st Century's operations.

         The Company is in the process of finalizing the valuation of the business, and the allocation of the purchase price is therefore subject to potential adjustment. There is no tax deductible goodwill resulting from the Company's acquisition of 21st Century. The purchase price allocation for 21st Century, as of December 26, 2004, is as follows (IN THOUSANDS):

     Current assets, net of cash acquired of $1,901              $   20,552
     Property, plant and equipment, net                              32,163
     Goodwill                                                       282,322
     Intangible and other long-term assets                          129,421
     Other assets                                                       163
                                                                    -------
     Total assets acquired                                          464,621
                                                                    -------
     Current liabilities                                             19,580
     Non-current liabilities                                         19,683
                                                                    -------
     Total liabilities assumed                                       39,263
                                                                    -------
     Net assets acquired                                          $ 425,358
                                                                    =======

         Intangible   assets  acquired  in  connection  with  the  21st  Century acquisition consist of the following (IN THOUSANDS, EXCEPT YEARS):



                                                                           WEIGHTED AVERAGE
                                                        AMOUNT       AMORTIZATION PERIOD (YEARS)
           Amortizable intangible assets:
              Customer and subscriber lists             $ 2,500                   3
              Non-compete covenants                     $ 1,420                   7

           Non-amortized intangible assets:
              Goodwill                                 $ 282,322                  -
              Mastheads                                $ 125,500                  -




                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACQUISITIONS (CONTINUED)

         The following table presents the unaudited pro forma consolidated results of operations of the Company as though the 21st Century acquisition occurred on the first day of each period presented (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                   FISCAL YEAR ENDED
                                              -----------------------------------------------------------
                                                    DECEMBER 26, 2004              DECEMBER 28, 2003
        ----------------------------------    ---------------------------    ----------------------------
        Net revenues                                   $  566,640                      $  558,665
        Net income                                     $  118,320                      $   78,178
        Net income per share:
           Basic                                       $     2.82                      $     1.90
           Diluted                                     $     2.79                      $     1.87


         The pro forma results are not necessarily indicative of what actually would have occurred if the 21st Century acquisition had been in effect for the entire periods presented and are not intended to be a projection of future results.

         The Company completed three additional acquisitions during fiscal year 2004. On January 28, 2004, the Company completed the acquisition of O JORNAL, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities. On October 4, 2004, the Company completed the acquisition of the assets of Berks-Mont Newspapers, Inc., a group of non-daily publications based in Boyertown, Pennsylvania.

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

         Results of operations of each of the Company's acquisitions are included in the Company's results of operations from the dates of their respective acquisition.

                            JOURNAL REGISTER COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for years ended December 26, 2004 and December 28, 2003:


                                                 FIRST             SECOND              THIRD             FOURTH
(IN THOUSANDS, EXCEPT PER SHARE DATA)           QUARTER            QUARTER            QUARTER            QUARTER
-------------------------------------------------------------------------------------------------------------------

2004(1)
Revenues                                     $     99,158       $   107,651        $   123,052       $     145,866
Operating income                             $     20,175       $    27,406        $    25,412       $      32,287
Net income                                   $     10,247       $    14,760        $    66,088       $      25,418

Net income per common share:
     Basic                                   $       0.25       $      0.35        $      1.58       $        0.61
     Diluted                                 $       0.24       $      0.35        $      1.55       $        0.60


2003(1)
Revenues                                     $     96,632       $   104,160        $   100,806       $     104,388
Operating income                             $     19,348       $    25,913        $    21,851       $      26,625
Net income                                   $      9,803       $    13,931        $    31,864       $      16,392

Net income per common share:
     Basic                                   $       0.24       $      0.34        $      0.77       $        0.40
     Diluted                                 $       0.24       $      0.34        $      0.76       $        0.39

-------------------------------------------------------------------------------------------------------------------


(1)  The amounts  reported above include  operating  results of acquisitions for the  period  the  operations  were owned  by the  Company.  See  Note  10, Acquisitions.

                            JOURNAL REGISTER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                        BALANCE AT                            CHARGED/                        BALANCE AT
                                        BEGINNING                           (CREDITED) TO                       END OF
            DESCRIPTION                 OF PERIOD        ADJUSTMENTS(1)        INCOME        DEDUCTIONS(2)      PERIOD
--------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 26, 2004
Allowance for doubtful accounts            $ 5,785            $ 1,867           $ 4,756          $ 4,265        $ 8,143
Valuation allowance for deferred
   tax assets                                3,747                  -               260                -          4,007

YEAR ENDED DECEMBER 28, 2003
Allowance for doubtful accounts            $ 6,388             $   13           $ 3,830          $ 4,446        $ 5,785
Valuation allowance for deferred
   tax assets                                5,239                  -           (1,492)    (3)         -          3,747


YEAR ENDED DECEMBER 29, 2002
Allowance for doubtful accounts            $ 6,365             $  315           $ 5,025          $ 5,317        $ 6,388
Valuation allowance for deferred
tax assets                                   4,995                  -               244                -          5,239
--------------------------------------------------------------------------------------------------------------------------

(1) Allowance for doubtful account adjustments related to acquisitions in the respective periods presented. See Note 10 of Notes to Consolidated Financial Statements for a discussion of acquisitions.

(2) Includes the write-off of uncollectible accounts in the respective periods presented.

(3) Reflects a reversal of a valuation allowance for state net operating loss carry-forwards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation as of December 26, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 26, 2004. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company's businesses except for 21st Century Newspapers, Inc., a material acquisition consummated on August 12, 2004 that was not required to be assessed in 2004. The Company's consolidated revenues for the year ended December 26, 2004 were $475.7 million, of which 21st Century represented $58.4 million. The Company's total assets as of December 26, 2004 were $1.2 billion, of which 21st Century represented $464.2 million. Management's report on internal control over financial reporting for fiscal year 2005 will include 21st Century.

         Ernst & Young LLP, the Company's independent registered public accounting firm, audited management's assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report that is included herein.

         CHANGES IN INTERNAL CONTROLS. During fiscal year 2004, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting, (ii) circulation management applications and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the

Company's internal and disclosure controls and its operating efficiencies. As of December 26, 2004, the implementation of the financial applications was in process, and deployment of the advertising and circulation management applications is expected to occur beginning in fiscal year 2005. The implementation of the financial applications has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. The Company has reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems were implemented. The Company believes that the controls as modified are appropriate and functioning effectively.

ITEM 9B.  OTHER INFORMATION

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to executive officers of the Company is presented in Part I of this Report under the caption "Executive Officers of the Registrant."

         The information appearing under the captions "Proposal 1 - Election of Directors", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information appearing under the caption "Executive Compensation" in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information   appearing  under  the  caption  "Security   Ownership  of
Beneficial Owners and Management and Related Stockholder Matters" in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information appearing under the caption "Certain Transactions" in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information appearing under the caption "Ratification of the Selection of Independent Auditors" in the 2005 Proxy Statement is incorporated herein by reference.

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

(b) REPORTS ON FORM 8-K.

         The Company filed a Current Report on Form 8-K on October 26, 2004, furnishing pursuant to Item 2.02 thereof certain information regarding the text of a press release issued by the Company, dated October 26, 2004, titled "Journal Register Company Reports Third Quarter Results."

         The Company filed a Current Report on Form 8-K/A on November 16, 2004, furnishing pursuant to Item 9.01 thereof certain financial information regarding the acquisition of 21st Century.

         The Company filed a Current Report on Form 8-K on December 21, 2004, furnishing pursuant to Item 5.02 thereof certain information regarding the election of a member of the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

(c) INDEX TO EXHIBITS.

         The following is a list of all Exhibits filed as part of this Report:

   EXHIBIT NO.                     DESCRIPTION OF EXHIBIT

      *2.1 Master Agreement, dated as of May 17, 1998, by and among each of the persons listed on Annex A and Annex B thereto, Richard G. Schneidman, as Designated Stockholder, and the
                    Company  (filed as  Exhibit  99.2 to the  Company's  Current
                    Report  on  Form  8-K/A,  dated  June  30,  1998,  File  No.
                    1-12955).
      *3.1          Amended and Restated  Certificate of Incorporation (filed as
                    Exhibit 3(i) to the  Company's  Form 10-Q/A  Amendment No. 1
                    for the fiscal quarter ended June 30, 1997, File No. 1-12955
                    (the "June 1997 Form 10-Q")).
      *3.2          Amended and Restated  By-laws (filed as Exhibit 3(ii) to the
                    Company's Form 10-Q for the fiscal  quarter ended  September
                    30, 1999, File No. 1-12955 (the "September 1999 Form 10-Q)).
      *4.1          Company Common Stock Certificate  (filed as Exhibit 4.1 the
                    Company's  Registration  Statement on Form S-1, Registration
                    No. 333-23425 (the "Form S-1")).
      *4.2          Rights  Agreement  dated as of July  17,  2001  between  the
                    Company and the Bank of New York,  as Rights Agent (filed as
                    Exhibit 4.1 to the  Company's  Report on Form 8-K dated July
                    18, 2001, File No. 1-12955).
     *10.1(a)       Amended and  Restated  1997 Stock  Incentive  Plan (filed as
                    Annex B to the Company's  Proxy  Statement for the Company's
                    2004 Annual Meeting of Stockholders). +
     *10.1(b)       Amendment  to the  1997  Stock  Incentive  Plan.  (filed  as
                    Exhibit  10.1(b) to the Company's  Form 10-K for fiscal year
                    2001, File No. 1-12955 (the "2001 Form 10-K). +
     *10.2          Management  Bonus Plan (filed as Exhibit  10.3 to the June
                    1997 Form 10-Q). +
     *10.3          Supplemental 401(k) Plan (filed as Exhibit 10.4 to the Form
                    S-1). +
     *10.4          Registration  Rights Agreement by and among Journal Register
                    Company,  Warburg,  Pincus Capital Company,  L.P.,  Warburg,
                    Pincus Capital Partners, L.P. and Warburg, Pincus Investors,
                    L.P. (filed as Exhibit 10.6 to the June 1997 Form 10-Q).
     *10.5 Executive Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Form 10-K for fiscal year 2001, File
                    No. 1-12955). +

     *10.6          Employment  Agreement by and between Journal  Register Company and Robert M. Jelenic dated March 5, 2003. +
     *10.7          Employment  Agreement by and between Journal  Register Company and Jean B. Clifton dated March 5, 2003. +
     *10.8          Agreement  and Plan of Merger,  dated as of July 2, 2004, by and among Journal Register Company, a Delaware  corporation,
                    Wolverine  Acquisition  Corp., a Delaware  corporation and a wholly-owned  subsidiary of Journal  Register  Company,  and
                    21st Century Newspapers, Inc., a Delaware corporation (filed as Exhibit 2.1 to the July 7, 2004 Form 8-K).
     *10.9          Credit  Agreement  dated August 12, 2004 with JPMorgan Chase
                    Bank as  Administrative  Agent and  Co-Documentation  Agent,
                    J.P. Morgan  Securities Inc., as Sole Lead Arranger and Sole
                    Bookrunner,   The  Bank  of  New  York,  Key  Bank  National
                    Association,   SunTrust  Bank,   Wachovia   Bank,   National
                    Association,  as Co-Syndication Agents and The Royal Bank of
                    Scotland  PLC, as  Co-Documentation  Agent (filed as Exhibit
                    10.1 to the August 20, 2004 Form 8-K).
    **21.1          Subsidiaries of Journal Register Company.
    **23.1          Consent of Ernst & Young LLP.
    **24            Power of Attorney (appears on signature page).
    **31.1          Certification  of Principal  Executive  Officer  pursuant to
                    18 U.S.C.  Section 1350, as adopted  pursuant to Section 302 of the Sarbanes-Oxley  Act of 2002.
    **31.2          Certification of Principal  Financial  Officer pursuant to
                    18 U.S.C.  Section 1350, as adopted  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    **32            Certification of Principal Executive Officer and Principal
                    Financial  Officer,  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.

__________________
   +    Management contract or compensatory plan or arrangement.
   *    Incorporated by reference.
   **   Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 25th day of March 2005.

                             JOURNAL REGISTER COMPANY

                             By:  /s/ Robert M. Jelenic
                                  _______________________________
                                 Robert M. Jelenic
                                 Chairman, President and Chief Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 2005.


        SIGNATURE                                                   TITLE(S)

/s/ Robert M. Jelenic                    Chairman, President, Chief Executive Officer and Director
_____________________________            (Principal Executive Officer)
Robert M. Jelenic


/s/ Jean B. Clifton                      Executive Vice President, Chief Financial Officer and
_____________________________            Director (Principal Financial and Accounting Officer)
/s/ Jean B. Clifton


/s/ John L. Vogelstein                   Director
_____________________________
John L. Vogelstein


/s/ Errol M. Cook                        Director
_____________________________
Errol M. Cook


/s/ James W. Hall                        Director
_____________________________
James W. Hall


/s/ Joseph A. Lawrence                   Director
_____________________________
Joseph A. Lawrence


/s/ Stephen P. Mumblow                   Director
_____________________________
Stephen P. Mumblow


/s/ Gary D. Nusbaum                      Director
_____________________________
Gary D. Nusbaum


/s/ Burton B. Staniar                    Director
_____________________________
Burton B. Staniar
