Form 10-Q
period 2005-03-27
JOURNAL REGISTER CO
filed 2005-05-06
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 27, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number: 1-12955

Journal Register Company
(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3498615
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
50 West State Street, Trenton, New Jersey	08608-1298
(Address of Principal Executive Offices)	(Zip Code)

(609) 396-2200
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act,    Yes       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 41,724,657 shares outstanding (exclusive of treasury shares) as of May 5, 2005.

JOURNAL REGISTER COMPANY
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands Fiscal period ended	March 27, 2005	December 26, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$53	$51
Accounts receivable, less allowance for doubtful accounts of $8,152 and $8,143, respectively	59,186	64,116
Inventories	7,985	8,244
Deferred income taxes	10,550	13,097
Other current assets	8,732	8,526
Total current assets	86,506	94,034
Property, plant and equipment:
Land	14,386	14,406
Buildings and improvements	93,533	93,298
Machinery and equipment	188,099	187,069
Construction in progress	5,236	5,225
Total property, plant and equipment	301,254	299,998
Less accumulated depreciation	(146,218)	(141,993)
Net property, plant and equipment	155,036	158,005
Intangible and other assets:
Goodwill	770,964	772,683
Other intangible assets, net of accumulated amortization of $9,375 and $8,417, respectively	154,407	155,365
Fair market value of hedges	7,632	—
Other assets	2,942	3,431
Total assets	$1,177,487	$1,183,518
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$17,049	$18,513
Accrued interest	4,240	4,051
Deferred subscription revenue	15,123	14,810
Accrued salaries and vacation	13,043	12,418
Fair market value of hedges	—	44
Other accrued expenses and current liabilities	21,876	27,048
Total current liabilities	71,331	76,884
Senior debt	761,700	778,300
Capital lease obligations, net of current maturities	3,595	3,647
Deferred income taxes	91,686	87,872
Accrued retiree benefits and other liabilities	19,217	19,256
Income taxes payable	17,218	17,239
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued at March 27, 2005 and December 26, 2004	484	484
Additional paid-in capital	361,256	361,369
Accumulated deficit	(43,414)	(50,913)
	318,326	310,940
Less treasury stock 6,419,773 shares and 6,422,340 shares, respectively, at cost	(94,683)	(94,711)
Accumulated other comprehensive loss, net of tax	(10,879)	(15,395)
Unearned compensation	(24)	(514)
Stockholders' equity	212,740	200,320
Total liabilities and stockholders' equity	$1,177,487	$1,183,518

See accompanying notes.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share data	Thirteen weeks ended
Fiscal period ended	March 27, 2005	March 28, 2004
Revenues:
Advertising	$102,240	$72,677
Circulation	27,070	22,501
Newspaper revenues	129,310	95,178
Commercial printing and other	4,599	3,980
Total revenues	133,909	99,158
Operating expenses:
Salaries and employee benefits	56,014	39,249
Newsprint, ink and printing charges	11,173	7,708
Selling, general and administrative	21,708	13,474
Depreciation and amortization	5,238	3,711
Other	18,949	14,841
Total operating expenses	113,082	78,983
Operating income	20,827	20,175
Net interest expense and other	(8,493)	(3,335)
Income before provision for income taxes	12,334	16,840
Provision for income taxes	4,835	6,593
Net income	$7,499	$10,247
Net income per common share:
Basic	$0.18	$0.25
Diluted	$0.18	$0.24
Weighted-average shares outstanding:
Basic	42,017	41,767
Diluted	42,425	42,571

See accompanying notes.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands	Thirteen weeks ended
Fiscal period ended	March 27, 2005	March 28, 2004
Cash flows from operating activities:
Net income	$7,499	$10,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,026	843
Depreciation and amortization	5,238	3,711
Increase in deferred income taxes	3,231	1,694
Decrease in accounts receivable	3,917	417
(Decrease) increase in accounts payable	(1,464)	146
Other, net	(1,181)	3,394
Net cash provided by operating activities	18,266	20,452
Cash flows from investing activities:
Net additions to property, plant and equipment	(1,612)	(2,053)
Purchases of businesses	—	(507)
Net cash used in investing activities	(1,612)	(2,560)
Cash flows from financing activities:
Payments of long-term debt	(16,600)	(22,945)
Payments on capital lease obligations	(52)	—
Proceeds from exercise of stock options	—	5,053
Net cash used in financing activities	(16,652)	(17,892)
Increase in cash and cash equivalents	2	—
Cash and cash equivalents, beginning of period	51	31
Cash and cash equivalents, end of period	$53	$31
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,805	$3,438
Income taxes	$1,251	$551
Supplemental disclosures of non-cash activities:
Comprehensive income – mark-to-market adjustments, net of tax	$4,516	$220

See accompanying notes.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). The Company publishes daily and non-daily newspapers serving markets in Greater Philadelphia, Michigan, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 195 individual Web sites featuring the Company's daily newspapers and non-daily publications.

The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 27, 2005 and December 26, 2004 and the results of its operations and cash flows for the thirteen week periods ended March 27, 2005 and March 28, 2004. These financial statements should be read in conjunction with the December 26, 2004 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

	Thirteen weeks ended
(In thousands)	March 27, 2005	March 28, 2004
Weighted-average shares – basic	42,017	41,767
Effect of dilutive securities:
Employee stock options	408	804
Weighted-average shares – diluted	42,425	42,571

Options to purchase approximately 2.4 million shares of common stock at a range of $18.51 to $22.50 per share were outstanding during the thirteen week period ended March 27, 2005, but were not included in the computation of diluted earnings per share for such period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase 2.2 million shares of common stock at a range of $21.00 to $22.50 were outstanding during the thirteen week period ended March 28, 2004, but were not included in the computation of the diluted earnings per share for such period because the exercise prices of those options were greater than the average market price of the common shares during such period.

3.    Stock-Based Compensation Costs

In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure," to provide alternative methods of transition for a voluntary change to the fair

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows:

(In thousands, except per share amounts)	Thirteen weeks ended
Fiscal period ended	March 27, 2005	March 28, 2004
Net income:
As reported	$7,499	$10,247
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	227	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(732)	(481)
Pro forma net income	$6,994	$9,766
Net income per share:
As reported:
Basic	$0.18	$0.25
Diluted	$0.18	$0.24
Pro forma:
Basic	$0.17	$0.23
Diluted	$0.16	$0.23

4.    Acquisitions

The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to closing costs and may be subject to the finalization of customary adjustments. Results of operations of the Company's acquisitions are included in the Company's results of operations from the date of acquisition.

From September 1993 through March 27, 2005, the Company completed 30 strategic acquisitions (including those described below), acquiring 18 daily newspapers, 294 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 132,000 and combined average Sunday net paid circulation of approximately 177,000, and 85 non-daily publications with approximately 1.5 million non-daily distribution. The 21st Century newspaper

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

cluster is the Company's second largest cluster based on revenues, with the largest being the Company's Greater Philadelphia cluster. The Oakland Press and The Macomb Daily, two of 21st Century's daily newspapers, are the Company's second and third largest newspapers, respectively, with the New Haven Register remaining the Company's flagship and largest newspaper.

The purchase price for the acquisition, including transaction costs, was approximately $424 million, including the $415 million purchase price negotiated with and payable to the seller. The purchase price was financed with borrowings under a Credit Agreement, dated as of August 12, 2004, between the Company, the lenders party thereto and JPMorgan Chase Bank, as administrative agent (the "Credit Agreement"). The portion of the purchase price in excess of $415 million consisted of direct acquisition costs and certain costs incurred or expected to be incurred in connection with the integration and consolidation of 21st Century's operations.

The Company is in the process of finalizing the valuation of the business, and the allocation of the purchase price is therefore subject to potential adjustment. There is no tax deductible goodwill resulting from the Company's acquisition of 21st Century. The purchase price allocation for 21st Century, as of March 27, 2005, is as follows (in thousands):

Current assets, net of cash acquired of $1,901	$20,552
Property, plant and equipment, net	32,163
Goodwill	280,617
Intangible and other long-term assets	129,421
Other assets	163
Total assets acquired	462,916
Current liabilities	19,580
Non-current liabilities	19,683
Total liabilities assumed	39,263
Net assets acquired	$423,653

The following table presents (i) the unaudited consolidated results of operations of the Company for the thirteen weeks ended March 27, 2005 and (ii) the unaudited pro forma consolidated results of operations of the Company for the thirteen weeks ended March 28, 2004 as though the 21st Century acquisition occurred on the first day of such period:

(In thousands, except per share amounts)
	Thirteen Weeks ended
	March 27, 2005	March 28, 2004
		(Pro forma)
Net revenues	$133,909	$132,980
Net income	$7,499	$9,912
Net income per share:
Basic	$0.18	$0.24
Diluted	$0.18	$0.24

The pro forma results are not necessarily indicative of what actually would have occurred if the 21st Century acquisition had occurred on December 29, 2003 and are not intended to be a projection of future results.

The Company completed three other acquisitions during 2004. On January 28, 2004, the Company completed the acquisition of O Jornal, a weekly Portuguese-language newspaper based in Fall River,

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities. On October 4, 2004, the Company acquired the assets of Berks-Mont Newspapers, Inc., a privately held non-daily newspaper group, based in Boyertown, Pennsylvania. These three acquisitions were not material either individually or in the aggregate.

During the quarter ended March 27, 2005 the Company incurred expenses of approximately $315,000, net of a tax effect of approximately $203,000, related to a potential acquisition that the Company did not consummate. These expenses are included under the caption "Net interest expense and other" on the Condensed Consolidated Statements of Income.

5.    Debt and Interest Rate Derivatives

The Credit Agreement provides for (i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of March 27, 2005, the maximum availability under the Revolving Credit Facility was $283 million (including the impact of $5.4 million in outstanding letters of credit issued under the Credit Agreement), with approximately $170 million currently available based on the terms of the Credit Agreement.

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

A commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent per annum based on the quarterly calculation of the Company's Total Leverage Ratio (as defined in the Credit Agreement). At March 27, 2005, the Company's commitment fee was 0.375 percent.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

The Company's long-term debt as of March 27, 2005 and December 26, 2004 was comprised of the following:

(In thousands)	March 27, 2005	December 26, 2004
Term Loan A	$275,000	$275,000
Term Loan B	350,000	350,000
Revolving Credit Facility	136,700	153,300
Total Long-Term Debt	761,700	778,300
Less: Current Portion	—	—
Total Long-term debt, less current portion	$761,700	$778,300

The aggregate maturities payable under the Term Loans for the following years are as follows (in thousands):

2006	$7,750
2007	34,438
2008	48,188
2009	61,937
2010	71,562
2011	69,500
2012	331,625

The Revolving Credit Facility is available until November 12, 2011. Initial availability was $425 million and will be reduced by equal consecutive quarterly reductions, commencing on December 31, 2009, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (in thousands):

December 31, 2009	$21,250
December 31, 2010	63,750
November 12, 2011	340,000

The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, including the maintenance of certain financial ratios, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of March 27, 2005, the Company was in compliance with the financial covenants contained in the Credit Agreement.

In addition, under the terms of the Company's Credit Agreement, under certain circumstances the Company may be required to prepay a portion of the Term Loans and any loans under an Incremental Facility in an amount equal to (i) excess net proceeds from the sale of newspaper properties that are not reinvested within at least 365 days or (ii) 50 percent of excess cash flow, as defined in the Credit Agreement, provided that there will be no prepayment of excess cash flow required in any year where the Company's leverage is equal to or less than 5.00 to 1.

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

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

Pursuant to these requirements, the Company entered into certain IRPAs that consist of (i) interest rate collars ("Collars") that establish a base interest rate ceiling ("Cap") and a base interest rate floor ("floor") and (ii) interest rate swaps ("Swaps") in which the Company exchanges a portion of its floating rate debt for fixed rate debt, in each case at no initial cost to the Company.

Interest Rate Collars.    Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of March 27, 2005, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company's existing Collars and contracts for Collars that have an effective date occurring in the future, in each case at March 27, 2005:

Effective Date	CAP (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps.    Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of March 27, 2005 the aggregate notional amount of existing Swaps in effect was $50 million.

The following table summarizes the Company's existing Swaps and executed contracts for Swaps not yet effective, in each case at March 27, 2005:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$50 million	3.0 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$112 million (1)	4.75 years

(1) Represents the average of an amortizing notional amount.

6.    Comprehensive Income

The components of comprehensive income for the thirteen weeks ended March 27, 2005 and March 28, 2004 are as follows:

	Thirteen weeks ended
(In thousands)	March 27, 2005	March 28, 2004
Net income	$7,499	$10,247
Reclassification of unrealized gains on fully effective hedges to net income, net of tax	69	423
Net change in fair value of fully effective hedges, net of tax	4,465	(203)
Mark to market adjustment of investments, net of tax	(18)	—
Comprehensive income	$12,015	$10,467

Accumulated other comprehensive loss, net of tax, as of March 27, 2005 and December 26, 2004 was approximately $10.9 million and $15.4 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

7.    Intangible and Other Assets

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

Changes in the carrying amounts of intangible assets are as follows:

	As of March 27, 2005			As of December 26, 2004
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer and subscriber lists	$9,657	$(6,352)	$3,305	$9,657	$(5,934)	$3,723
Non-compete covenants	4,317	(2,001)	2,316	4,317	(1,832)	2,485
Debt issuance costs	11,908	(930)	10,978	11,908	(559)	11,349
Total	25,882	(9,283)	16,599	25,882	(8,325)	17,557
Intangible assets not subject to amortization:
Goodwill	834,174	(63,210)	770,964	835,893	(63,210)	772,683
Mastheads	137,900	(92)	137,808	137,900	(92)	137,808
Total	972,074	(63,302)	908,772	973,793	(63,302)	910,491
Total Goodwill and other intangible assets	$997,956	$(72,585)	$925,371	$999,675	$(71,627)	$928,048

Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. Mastheads are included in other intangible assets on the balance sheet. For the thirteen weeks ended March 27, 2005 and March 28, 2004, amortization expense for intangible assets was approximately $958,000 and $346,000, respectively. Estimated amortization expense for identifiable intangible assets and other assets is as follows (in thousands):

2005	$3,570
2006	3,124
2007	2,447
2008	1,938
2009	1,900
Thereafter	4,578

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

The changes in the carrying amount of goodwill during the thirteen weeks ended March 27, 2005 and the fiscal year ended December 26, 2004 are as follows:

(In thousands)	March 27, 2005	December 26, 2004
Beginning balance	$772,683	$491,833
Goodwill acquired during the period	—	284,111
Adjustments	(1,719)	(3,261)
Ending balance	$770,964	$772,683

8.    Pension and Other Post-retirement Benefits

Net Periodic Benefit Cost for the thirteen week periods ended March 27, 2005 and March 28, 2004 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(In thousands)	2005	2004	2005	2004
Components of Net Periodic Benefit Cost:
Service Cost	$699	$557	$5	$—
Interest Cost	1,565	1,478	66	61
Expected Return on Plan Assets	(2,066)	(1,804)	—	—
Amortization of:
Prior Service Cost	(88)	(89)	(17)	(23)
(Gain)/Loss	387	490	(121)	(77)
Net Periodic Benefit Cost	$497	$632	$(67)	$(39)

The Company currently expects to contribute an aggregate of approximately $200,000 to its defined benefit pension plans in 2005. For the post retirement health and life insurance plans, the Company currently expects to contribute approximately $431,000 in fiscal year 2005. During the thirteen weeks ended March 27, 2005, approximately $52,000 and $60,000 had been contributed by the Company to the Company sponsored defined benefit pension plans and post-retirement health and life insurance plans, respectively.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act provides for an expansion of Medicare, primarily adding a prescription drug benefit for Medicare eligible-retirees starting in 2006. The Act also provides a federal subsidy to sponsors that provide a benefit that is at least actuarial equivalent to Medicare Part D. Final regulations that define actuarial equivalency were not issued until January 2005. However, the Company has made a preliminary determination that the effects of the Act on medical obligations and costs reported would be immaterial. Therefore, the Company's retiree medical obligations and costs reported do not reflect any impact associated with the legislation.

9.    Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2005
(Unaudited)

to financial statement recognition. In April 2005, the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of FAS 123(R) until the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. See "Stock-Based Compensation Costs" above in Note 3 of Notes to Condensed Consolidated Financial Statements for the pro forma net income and pro forma net income per share amounts for the thirteen week periods ended March 27, 2005 and March 28, 2004, which reflects the pro forma impact on the Company pursuant to a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

10.    Subsequent Events

On April 19, 2005, the Company announced that, pursuant to a previous Board authorization, it is recommencing its share repurchase program. Repurchases of the Company's Common Stock, in an aggregate amount of up to $30 million, may be made from time to time in open market or private transactions as market conditions dictate.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal business is publishing newspapers in the United States, and its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

As of March 27, 2005, the Company owned and operated 27 daily newspapers and 338 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company has total paid daily circulation of approximately 653,000, total paid Sunday circulation of approximately 700,000 and total non-daily distribution of approximately 5 million.

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

The Company's revenues are derived from advertising, paid circulation (including subscription sales and single copy sales) and commercial printing and other activities. Advertising revenues are comprised of three basic categories: retail, classified and national. The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company also seeks to increase overall readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions.

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

In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues of $2.0 million are included in advertising revenues for the thirteen week period ended March 27, 2005 and constituted approximately 1.9 percent of total advertising revenues during the period. The Company's online objective is to make its Websites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Websites as the indispensable source of useful and reliable community news, sports and information in their markets. The Company currently operates 195 Websites, which are affiliated with the Company's daily newspapers and non-daily publications.

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

Acquisitions

On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 132,000 and combined average Sunday net paid circulation of approximately 177,000, and 85 non-daily publications with approximately 1.5 million non-daily distribution. The 21st Century newspaper cluster is the Company's second largest cluster based on revenues, with the largest being the Company's Greater Philadelphia cluster. The Oakland Press and The Macomb Daily, two of 21st Century's daily newspapers, are the Company's second and third largest newspapers, respectively, with the New Haven Register remaining the Company's flagship and largest newspaper. (See Note 4 to Condensed Consolidated Financial Statements).

The Company completed three other acquisitions during 2004. On January 28, 2004, the Company completed the acquisition of O Jornal, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities. On October 4, 2004, subsequent to the end of the 2004 third quarter, the Company acquired the assets of Berks-Mont Newspapers, Inc., a privately held non-daily newspaper group, based in Boyertown, Pennsylvania.

From September 1993 through March 27, 2005, the Company completed 30 strategic acquisitions (including those described above), acquiring 18 daily newspapers, 294 non-daily publications and four commercial print companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

Results of Operations

Thirteen Week Period Ended March 27, 2005 as Compared to the Thirteen Week Period Ended March 28, 2004

For comparison purposes, where noted, the Company's revenues are presented on a pro forma basis, which assumes that all properties currently owned were owned in both the current and prior year periods. Certain operating expenses are presented, where noted, on a same-store basis, which excludes the results of the Company's acquisitions from the current and prior year periods.

Summary.    Net income for the thirteen week period ended March 27, 2005 was $7.5 million, or $0.18 per diluted share, versus $10.2 million, or $0.24 per diluted share, for the thirteen week period ended March 28, 2004.

Revenues.    For the thirteen week period ended March 27, 2005, the Company's total revenues increased $34.8 million, or 35.0 percent, to $133.9 million. Newspaper revenues for the thirteen weeks ended March 27, 2005 as compared to the prior year period increased $34.1 million, or 35.9 percent, to $129.3 million, principally due to the Company's 2004 acquisitions. Advertising revenues increased 40.7 percent to $102.2 million, as compared to $72.7 million for the first quarter of 2004. Circulation revenues for the thirteen week period ended March 27, 2005 increased approximately $4.6 million, or 20.3 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended March 27, 2005 increased by approximately $0.6 million, or 15.6 percent, to $4.6 million as compared to the prior year period and represented 3.4 percent of the Company's revenues for the thirteen weeks ended March 27, 2005. Online revenues for the thirteen weeks ended March 27, 2005 were approximately $2.0 million, an increase of approximately 60.1 percent as compared to the prior year period.

The following table sets forth the Company's total advertising revenues, by category, for the thirteen weeks ended March 27, 2005 and March 28, 2004:

	Thirteen Weeks Ended
(In thousands)	March 27, 2005	March 28, 2004	% Increase
Local	$53,840	$38,732	39.0%
Classified	42,755	30,031	42.4%
National	5,645	3,914	44.2%
Total advertising revenues	$102,240	$72,677	40.7%

Pro forma newspaper revenues.    On a pro forma basis, total newspaper revenues for the thirteen week period ended March 27, 2005 increased to $129.3 million from $128.9 million in the prior year period. Pro forma advertising revenues increased $1.0 million, or 1.0 percent, as a result of an increase in classified advertising revenues of 2.4 percent and an increase in national advertising revenues of 10.5 percent, partially offset by a decrease in retail advertising revenues of 1.0 percent, in each case for the thirteen weeks ended March 27, 2005 as compared to the thirteen weeks ended March 28, 2004. The increase in classified advertising revenues resulted primarily from an 11.2 percent increase in classified employment advertising revenues and a 0.1 percent increase in classified real estate advertising revenues, partially offset by a 6.6 percent decrease in classified automotive advertising revenues, each on a pro forma basis. Pro forma circulation revenues declined $0.6 million, or 2.3 percent, as compared to the thirteen week period ended March 28, 2004. Circulation revenues were impacted by difficult weather conditions in the northeast during the first quarter of 2005.

Salaries and employee benefits.    Salaries and employee benefit expenses were 41.8 percent of the Company's revenues for the thirteen week period ended March 27, 2005, as compared to 39.6 percent for the thirteen week period ended March 28, 2004. Salaries and employee benefits increased $16.8 million, or 42.7 percent, for the thirteen week period ended March 27, 2005 to $56.0 million, as compared to $39.2 million in the prior year period. The increase in salaries and benefits is primarily due to the Company's 2004 acquisitions. On a same-store basis, salaries and benefits increased $0.3 million, or 0.7 percent, for the thirteen weeks ended March 27, 2005 as compared to the prior year period.

Newsprint, ink and printing charges.    For the thirteen week period ended March 27, 2005, newsprint, ink and printing charges were 8.3 percent of the Company's revenues, as compared to 7.8 percent for the thirteen week period ended March 28, 2004. Newsprint, ink and printing charges for the thirteen week period ended March 27, 2005 increased approximately $3.5 million, or 45.0 percent, to $11.2 million as compared to $7.7 million for the thirteen week period ended March 28, 2004. This increase is principally due to the Company's 2004 acquisitions. The Company's newsprint expense increased approximately 1.3 percent for the thirteen week period ended March 27, 2005 as compared to the prior year period, on a same-store basis, reflecting an increase in unit cost of approximately eight percent on a comparable basis, partially offset by a decrease in consumption.

Selling, general and administrative.    Selling, general and administrative expenses were 16.2 percent and 13.6 percent of the Company's revenues for the thirteen week periods ended March 27, 2005 and March 28, 2004, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended March 27, 2005 increased $8.2 million, or 61.1 percent, to $21.7 million. This increase was primarily due to the Company's 2004 acquisitions and costs of approximately $2.5 million associated with the successful completion of the internal control assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley 404"). On a same-store basis, selling, general and administrative expenses for the thirteen week period ended March 27, 2005 increased $1.8 million, or 13.4 percent, as a result of the Sarbanes-Oxley 404 expenses, partially offset by reductions in other selling, general and administrative expenses.

Depreciation and amortization.    Depreciation and amortization expenses were 3.9 percent of the Company's revenues for the thirteen week period ended March 27, 2005 as compared to 3.7 percent for the thirteen week period ended March 28, 2004. Depreciation and amortization expenses for the period ended March 27, 2005 increased approximately $1.5 million, or 41.1 percent, to $5.2 million, primarily as a result of the Company's 2004 acquisitions and the Company's new credit agreement.

Other expenses.    Other expenses were 14.2 percent and 15.0 percent of the Company's revenues for the thirteen week periods ended March 27, 2005 and March 28, 2004, respectively. Other expenses increased approximately $4.1 million, or 27.7 percent, to $18.9 million for the thirteen week period ended March 27, 2005, principally as a result of the Company's 2004 acquisitions. On a same-store basis, other expenses decreased $0.2 million or 1.3 percent.

Operating income.    Operating income was $20.8 million, or 15.6 percent of the Company's revenues, for the thirteen week period ended March 27, 2005 as compared to $20.2 million, or 20.3 percent of the Company's revenues, for the thirteen week period ended March 28, 2004 due to the items described above.

Net interest and other expense.    Net interest and other expense increased approximately $5.2 million, or 154.6 percent, for the thirteen week period ended March 27, 2005 as compared to the thirteen week period ended March 28, 2004. This increase was primarily due to higher interest expense, which resulted from higher prevailing interest rates and an increase in the Company's weighted-average debt outstanding during fiscal year 2004 as compared to fiscal year 2003. The increase in the weighted average debt outstanding is a result of the Company's August 2004 acquisition of 21st Century Newspapers, partially offset by a reduction in average debt outstanding that was funded by the Company's free cash flow.

Provision for income taxes.    The provision for income taxes decreased by approximately $1.8 million for the thirteen week period ended March 27, 2005 as compared to the thirteen week period ended March 28, 2004, reflecting a decrease in pretax income.

Other information.    EBITDA (which the Company defines as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges) was $26.1 million for the thirteen week period ended March 27, 2005 as compared to $23.9 million for the thirteen week period ended March 28, 2004. Free cash flow (which the Company defines as EBITDA minus capital expenditures, interest expense and cash income taxes) was $14.1 million, or $0.33 per diluted share, for the thirteen week period ended March 27, 2005, as compared to $14.0 million, or $0.33 per diluted share, for the thirteen week period ended March 28, 2004.

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

Cash flows from operating activities.    Net cash provided by operating activities for the thirteen week period ended March 27, 2005 was $18.3 million as compared to $20.5 million for the thirteen week period ended March 28, 2004. Current assets were $86.5 million and current liabilities were $71.3 million as of March 27, 2005 as compared to current assets of $94.0 million and current liabilities of $76.9 million as of December 26, 2004. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability, in accordance with its terms.

Cash flows from investing activities.    Net cash used in investing activities was $1.6 million, net of proceeds from the sale of fixed assets of $0.2 million for the thirteen week period ended March 27, 2005. Cash used in investing activities in 2005 was for investments in property, plant and equipment. Net cash used in investing activities was $2.6 million for the thirteen week period ended March 28, 2004. The Company has a capital expenditure program of approximately $22 million in place for 2005, including approximately $6 million related to the Company's 21st Century operations. The Company's 2005 capital program includes: spending on technology, including prepress and business systems, computer hardware and software; buildings; other machinery and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

Cash flows from financing activities.    Net cash used in financing activities was $16.7 million for the thirteen week period ended March 27, 2005, reflecting the utilization of free cash flow to repay debt. Net cash used in financing activities was $17.9 million for the thirteen week period ended March 28, 2004, of which $22.9 million was used to repay debt, partially offset by $5.1 million of proceeds received from stock option exercises.

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

Term Loan A and Term Loan B mature on November 12, 2011 and August 12, 2012, respectively, and the Revolving Credit Facility matures on November 12, 2011. The Term Loans are repayable in quarterly installments commencing in December 2006 and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commence in December 2009. In addition, under the terms of the Company's Credit Agreement, under certain circumstances the Company may be required to prepay a portion of the Term Loans and any loans under an Incremental Facility in an amount equal to (i) excess net proceeds from the sale of newspaper properties that are not reinvested within at least 365 days or (ii) 50 percent of excess cash flow, as defined in the Credit Agreement, provided that there will be no prepayment of excess cash flow required in any year where the Company's leverage is equal to or less than 5.00 to 1.

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

A commitment fee is incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent per annum based on the quarterly calculation of the Total Leverage Ratio (as defined in the Credit Agreement). At March 27, 2005, the Company's commitment fee was 0.375 percent.

In accordance with the requirements of the Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio, (as defined in the Credit Agreement).

Pursuant to these requirements, the Company entered into certain IRPAs that consist of (i) interest rate collars ("Collars") that establish a base interest rate ceiling ("Cap") and a base interest rate floor ("floor") and (ii) interest rate swaps ("Swaps") in which the Company exchanges a portion of its floating rate debt for fixed rate debt, in each case at no initial cost to the Company.

Interest Rate Collars.    Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of March 27, 2005, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company's existing Collars and contracts for Collars that have an effective date occurring in the future, in each case at March 27, 2005:

Effective Date	CAP (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rates Swaps. Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of March 27, 2005 the aggregate notional amount of existing Swaps in effect was $50 million.

The following table summarizes the Company's existing Swaps and executed contracts for Swaps not yet effective, in each case at March 27, 2005:

Effective Date	Fixed Rate (%)	Notional Amount		Term
December 3, 2004	3.48	$50 million		3.0 years
April 1, 2005	4.06	$100 million		4.75 years
April 1, 2005	4.085	$112 million	(1)	4.75 years

(1)	Represents the average of an amortizing notional amount.

Under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen week periods ended March 27, 2005 and the fiscal year ended December 26, 2004. The Company reported a deferred gain in OCI as of March 27, 2005 of approximately $4.5 million compared to a total deferred loss of $26 thousand at December 26, 2004 (net of $3.1 million and $18 thousand of deferred taxes, respectively).

Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

The Company's weighted-average effective interest rate was approximately 4.2 percent for the thirteen week period ended March 27, 2005 and approximately 3.2 percent for the thirteen week period ended March 28, 2004. The interest rate for the thirteen week period ended March 27, 2005 reflects a $0.1 million pre-tax charge realized and reported as a component of interest expense related to the Company's IRPAs in place during the period.

Contractual Obligations and Commitments.    As of March 27, 2005, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2012, of $761.7 million, of which $136.7 million was outstanding under the Revolving Credit Facility and $625.0 million was outstanding under the Term Loans.

The aggregate maturities payable under the Term Loans for the following fiscal years are as follows (in thousands):

2006	$7,750
2007	34,438
2008	48,188
2009	61,937
2010	71,562
2011	69,500
2012	331,625

The Revolving Credit Facility is available until November 12, 2011. Initial availability was $425 million and will be reduced by equal consecutive quarterly reductions, commencing on December 31, 2009, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (in thousands):

December 31, 2009	$21,250
December 31, 2010	63,750
November 12, 2011	340,000

As of March 27, 2005, the maximum availability under the Revolving Credit Facility was $283 million, with approximately $170 million available based on the terms of the Credit Agreement.

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

The Company leases office space and equipment under non-cancelable operating leases. These leases contain several renewal options for periods up to seven years. The Company's future minimum lease payments under non-cancelable operating and capital leases in effect as of December 26, 2004 are as follows (in thousands):

	Operating	Capital
2005	$3,876	$533
2006	2,362	529
2007	1,564	526
2008	1,185	527
2009	1,004	504
Thereafter	943	3,069

Inflation

The Company's results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

Critical Accounting Policies and Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated interim financial statements, which have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and actuarial studies and on other assumptions that are believed to be reasonable and applicable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees. " SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of FAS 123(R) until the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. See "Stock-Based Compensation Costs" above in Note 3 of Notes to Condensed Consolidated Financial Statements for the pro forma net income and pro forma net income per share amounts for the thirteen week periods ended March 27, 2005 and March 28, 2004, which reflects the pro forma impact on the Company pursuant to a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Goodwill and Other Intangible Assets

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

Revenue Recognition

Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of discounts, in the period when advertising is printed in the Company's publications or placed on the Company's Websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

Reconciliation of Certain Non-GAAP Financial Measures.

Journal Register Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company's results from operations and cash resources generated from its business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company's operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company's operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company's Credit Agreement In addition, the Company believes that free cash flow is useful as a supplemental measure of evaluating financial performance because it provides an alternative measure of the cash generated by the Company after payment of expenses, including capital expenditures, and therefore available for further investment in the business, including acquisitions, or for other uses such as repayment of indebtedness or repurchases of outstanding equity securities.

All EBITDA and Free Cash Flow figures in this report are non-GAAP financial measures. Journal Register Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, Journal Register Company's calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between: (i) net income and EBITDA; and (ii) net income and free cash flow, in each case for the thirteen week periods ended March 27, 2005 and March 28, 2004.

	Thirteen weeks ended
(In thousands, except per share amounts)	March 27, 2005	March 28, 2004
Net Income	$7,499	$10,247
Add: Provision for income taxes	4,835	6,593
Add: Net interest expense and other	8,493	3,335
Operating income	20,827	20,175
Add: Depreciation and amortization	5,238	3,711
EBITDA	$26,065	$23,886
Less: Capital expenditures	(1,783)	(2,053)
Less: Interest expense and other	(8,493)	(3,309)
Less: Cash income taxes	(1,723)	(4,546)
Free Cash Flow	$14,066	$13,978
Free Cash Flow Per Diluted Share	$0.33	$0.33

Cautionary Note Regarding Forward-Looking Statements

Statements in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include the plans and objectives of the Company for future operations and trends affecting the Company's financial condition and results of operations. In addition, the words "anticipates," "projects," "plans," "intends," "estimates," "expects," "may," "believes" and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission ("SEC"), and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the unavailability or a material increase in the price of newsprint, the success of the Company's acquisition strategy, including the acquisition of 21st Century Newspapers, Inc., dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, including the acquisition of 21st Century Newspapers, Inc., competitive pressures, general or regional economic conditions, advertising trends and increases in interest rates, among other things. These and other factors are discussed in more detail in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended December 26, 2004. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

At March 27, 2005, the Company had Collars in place with respect to an aggregate notional amount of $300 million of the Company's outstanding indebtedness and Swaps with respect to an aggregate notional amount of $50 million of the Company's outstanding indebtedness. In addition, the Company had contracts for Collars and Swaps that have effective dates occurring in the future with respect to additional notional amounts. See Note 5 of Notes to Condensed Consolidated Financial Statements. There was no initial cost associated with the Company's existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in variable interest rates, the annual impact on the Company's pre-tax earnings would be approximately $2.4 million.

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

During fiscal year 2004, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include: (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications; and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company's internal and disclosure controls and its operating efficiencies. As of March 27, 2005, the implementation of the financial applications was in process and deployment of the advertising and circulation management applications is expected to begin in fiscal year 2005. The implementation of the financial applications has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. The Company has reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems were implemented. The Company believes that the controls as modified are appropriate and functioning effectively.

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

The Company filed a Current Report on Form 8-K on February 18, 2005, furnishing pursuant to Item 9.01 thereof certain information regarding the text of a press release issued by the Company, dated February 18, 2005, titled "Journal Register Company Announces Record Fourth Quarter and Full Year 2004 Results."

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 6, 2005	JOURNAL REGISTER COMPANY
	By:	/s/ Jean B. Clifton Jean B. Clifton Executive Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)