Form 10-Q
period 2005-06-26
JOURNAL REGISTER CO
filed 2005-08-05
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 26, 2005

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

____________________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 41,308,322 shares outstanding (exclusive of treasury shares) as of August 1, 2005.

JOURNAL REGISTER COMPANY

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands Fiscal period ended	June 26, 2005	December 26, 2004
ASSETS:
Current assets:
Cash	$53	$51
Accounts receivable, less allowance for doubtful accounts of $8,746 and $8,143, respectively	62,203	64,116
Inventories	8,103	8,244
Deferred income taxes	13,950	13,097
Other current assets	7,379	8,526
Total current assets	91,688	94,034
Property, plant and equipment:
Land	14,386	14,406
Buildings and improvements	94,373	93,298
Machinery and equipment	189,604	187,069
Construction in progress	5,772	5,225
Total	304,135	299,998
Less accumulated depreciation	(150,441)	(141,993)
Net property, plant and equipment	153,694	158,005
Intangible and other assets:
Goodwill	770,637	772,683
Other intangible assets, net of accumulated amortizationof $10,252 and $8,417, respectively	153,530	155,365
Other assets	3,203	3,431
Total assets	$1,172,752	$1,183,518
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$14,785	$18,513
Accrued interest	6,388	4,051
Deferred subscription revenue	14,809	14,810
Accrued salaries and vacation	11,339	12,418
Fair market value of hedges	838	44
Other accrued expenses and current liabilities	19,031	27,048
Total current liabilities	67,190	76,884
Senior debt	755,800	778,300
Capital lease obligations, net of current maturities	3,533	3,647
Deferred income taxes	98,651	87,872
Accrued retiree benefits and other liabilities	19,566	19,256
Income taxes payable	17,247	17,239
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued at June 26, 2005 and December 26, 2004	484	484
Additional paid-in capital	361,435	361,369
Accumulated deficit	(28,042)	(50,913)
	333,877	310,940
Less treasury stock, 7,131,713 and 6,422,340 shares respectively, at cost	(107,069)	(94,711)
Accumulated other comprehensive loss, net of tax	(15,882)	(15,395)
Unearned compensation	(161)	(514)
Net stockholders' equity	210,765	200,320
Total liabilities and stockholders' equity	$1,172,752	$1,183,518

See accompanying notes.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
In thousands, except per share data Fiscal period ended	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Revenues:
Advertising	$115,011	$81,459	$217,251	$154,136
Circulation	26,850	22,107	53,920	44,608
Newspaper revenues	141,861	103,566	271,171	198,744
Commercial printing and other	4,872	4,085	9,471	8,065
Total revenues	146,733	107,651	280,642	206,809
Operating expenses:
Salaries and employee benefits	55,385	39,418	111,399	78,667
Newsprint, ink and printing charges	12,956	8,520	24,129	16,228
Selling, general and administrative	19,602	14,258	41,310	27,732
Depreciation and amortization	5,114	3,678	10,352	7,389
Other	19,018	14,371	37,967	29,212
Total operating expenses	112,075	80,245	225,157	159,228
Operating income	34,658	27,406	55,485	47,581
Net interest expense and other	(9,350)	(3,128)	(17,843)	(6,463)
Income before provision for income taxes	25,308	24,278	37,642	41,118
Provision for income taxes	9,936	9,518	14,771	16,111
Net income	$15,372	$14,760	$22,871	$25,007
Net income per common share:
Basic	$0.37	$0.35	$0.55	$0.60
Diluted	$0.37	$0.35	$0.54	$0.59
Weighted-average shares outstanding:
Basic	41,717	41,938	41,867	41,852
Diluted	41,943	42,693	42,179	42,635

See accompanying notes.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands	Twenty-six weeks ended
Fiscal period ended	June 26, 2005	June 27, 2004
Cash flows from operating activities:
Net income	$22,871	$25,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	2,456	1,728
Depreciation and amortization	10,352	7,389
Increase in deferred income taxes	10,264	4,078
Increase in accounts receivable	(543)	(2,381)
(Increase)/decrease in accounts payable	(3,728)	2,930
Other, net	(2,456)	916
Net cash provided by operating activities	39,216	39,667
Cash flows from investing activities:
Net additions to property, plant and equipment	(4,216)	(5,070)
Purchases of businesses, net of cash acquired	—	(1,036)
Net cash used in investing activities	(4,216)	(6,106)
Cash flows from financing activities:
Net repayments of long-term debt and capital lease obligations	(22,614)	(39,491)
Exercise of stock options for common stock	54	5,936
Purchase of Company stock	(12,438)	—
Net cash used in financing activities	(34,998)	(33,555)
Increase in cash and cash equivalents	2	6
Cash and cash equivalents, beginning of period	51	31
Cash, end of period	$53	$37
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,996	$6,557
Income taxes	$5,476	$10,671
Supplemental disclosures of non-cash activities:
Comprehensive income (loss) – mark-to-market hedge adjustments, net of tax	$(487)	$1,123

See accompanying notes.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). The Company owns 27 daily and 338 non-daily publications serving markets in Greater Philadelphia, Michigan, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 201 individual Web sites featuring the Company's daily newspapers and non-daily publications.

The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 26, 2005 and December 26, 2004, the results of its operations for the thirteen and twenty-six week periods ended June 26, 2005 and June 27, 2004 and its cash flows for the twenty-six week periods ended June 26, 2005 and June 27, 2004. These financial statements should be read in conjunction with the December 26, 2004 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year. Certain operating expenses in the thirteen and twenty-six week periods ended June 27, 2004 have been reclassified to conform to the Company's current presentation. The reclassification had no impact on total operating expenses, operating income or net income.

2.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share ("EPS"):

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Weighted-average shares – basic	41,717	41,938	41,867	41,852
Effect of dilutive securities:
Employee stock options	226	755	312	783
Weighted-average shares – diluted	41,943	42,693	42,179	42,635

Options with exercise prices greater than the average market price of the common shares during any relevant period have not been included in the computation of diluted EPS for such period.

3.    Common Stock

On April 19, 2005, the Company announced that, pursuant to previous board authorization, it was recommencing its share repurchase program and that repurchases of the Company's common stock, in an aggregate amount of up to $30 million, may be made from time to time in open market or private transactions as market conditions dictate. Since the announcement, and as of June 26, 2005, the Company has repurchased 764,800 shares at a total cost of approximately $12.4 million.

4.    Stock-Based Compensation Costs

In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation –

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

4.    Stock-Based Compensation Costs (continued)

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

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share amounts)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income:
As reported	$15,372	$14,760	$22,871	$25,007
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	23	7	251	7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(577)	(520)	(1,310)	(1,000)
Pro forma	$14,818	$14,247	$21,812	$24,014
Net income per common share:
As reported:
Basic	$0.37	$0.35	$0.55	$0.60
Diluted	$0.37	$0.35	$0.54	$0.59
Pro forma:
Basic	$0.36	$0.34	$0.52	$0.57
Diluted	$0.35	$0.33	$0.52	$0.56

5.    Acquisitions

The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to closing costs and may be subject to the finalization of customary adjustments. Results of operations of the Company's acquisitions are included in the Company's results of operations from the date of acquisition.

From September 1993 through June 26, 2005, the Company completed 30 strategic acquisitions (including those described below), acquiring 18 daily newspapers, 294 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

5.    Acquisitions (continued)

On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 132,000 and combined average Sunday net paid circulation of approximately 177,000, and 85 non-daily publications with approximately 1.5 million non-daily distribution. The Company's Michigan cluster, which is comprised of the 21st Century newspaper operations, is the Company's second largest cluster based on revenues, with the largest being the Company's Greater Philadelphia cluster. The Oakland Press and The Macomb Daily, two of 21st Century's daily newspapers, are the Company's second and third largest newspapers, respectively, with the New Haven Register remaining the Company's flagship and largest newspaper.

The total amount expended for the acquisition, including transaction costs, was approximately $423 million, including the $415 million purchase price. The purchase price was financed with borrowings under a Credit Agreement, dated as of August 12, 2004, between the Company, the lenders party thereto and JPMorgan Chase Bank, as administrative agent (the "Credit Agreement"). The portion of the purchase price in excess of $415 million consisted of direct acquisition costs and certain costs incurred or expected to be incurred in connection with the integration and consolidation of 21st Century's operations.

The Company is in the process of finalizing the valuation of the business, and the allocation of the purchase price is, therefore, subject to potential adjustment. There is no tax deductible goodwill resulting directly from the Company's acquisition of 21st Century. The purchase price allocation for 21st Century, as of June 26, 2005, is as follows (in thousands):

Current assets, net of cash acquired of $1,901	$20,552
Property, plant and equipment	32,163
Goodwill	280,290
Intangible and other long-term assets	129,421
Other assets	163
Total assets acquired	462,589
Current liabilities	19,580
Non-current liabilities	19,683
Total liabilities assumed	39,263
Net assets acquired	$423,326

The following table presents (i) the unaudited consolidated results of operations of the Company for the thirteen and twenty six weeks ended June 26, 2005, respectively, and (ii) the unaudited pro forma consolidated results of operations of the Company for the thirteen and twenty six weeks ended June 27, 2004, respectively, as though the 21st Century acquisition occurred on the first day of such period:

(In thousands, except per share amounts)
	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2005	June 27, 2004	June 26, 2005		June 27, 2004
		(Pro forma)			(Pro forma)
Net revenues	$146,733	$146,603		$280,642	$279,583
Net income	$15,372	$15,847		$22,871	$25,759
Net income per share:
Basic	$0.37	$0.38	$	..55	$ ..62
Diluted	$0.37	$0.37	$	..54	$.60

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

5.    Acquisitions (continued)

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

During the twenty six weeks ended June 26, 2005, the Company incurred expenses of approximately $315,000, net of related taxes, in connection with a potential acquisition that the Company did not consummate. These expenses are included under the caption "Net interest expense and other" on the Condensed Consolidated Statements of Income.

6.    Debt and Interest Rate Derivatives

The Credit Agreement provides for (i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of June 26, 2005, the maximum availability under the Revolving Credit Facility was $289 million (including the impact of $5.4 million in outstanding letters of credit issued under the Credit Agreement), with approximately $164 million available based on the terms of the Credit Agreement.

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

A commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent per annum based on the quarterly calculation of the Company's Total Leverage Ratio (as defined in the Credit Agreement). At June 26, 2005, the Company's commitment fee was 0.375 percent.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

6.    Debt and Interest Rate Derivatives (continued)

The Company's long-term debt as of June 26, 2005 and December 26, 2004 was comprised of the following:

(In thousands)	June 26, 2005	December 26, 2004
Term Loan A	$275,000	$275,000
Term Loan B	350,000	350,000
Revolving Credit Facility	130,800	153,300
Total Long-Term Debt	755,800	778,300
Less: Current Portion	—	—
Total Long-term debt, less current portion	$755,800	$778,300

The aggregate maturities payable under the Term Loans for the following years are as follows (in thousands):

2006	$7,750
2007	$34,438
2008	$48,188
2009	$61,937
2010	$71,562
2011	$69,500
2012	$331,625

The Revolving Credit Facility is available until November 12, 2011. Initial availability was $425 million and will be reduced by equal consecutive quarterly reductions, commencing on December 31, 2009, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (in thousands):

December 31, 2009	$21,250
December 31, 2010	$63,750
November 12, 2011	$340,000

The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, including the maintenance of certain financial ratios, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of June 26, 2005, the Company was in compliance with the financial covenants contained in the Credit Agreement.

In addition, under the terms of the Company's Credit Agreement, under certain circumstances the Company may be required to prepay a portion of the Term Loans and any loans under an Incremental Facility in an amount equal to (i) excess net proceeds from the sale of newspaper properties that are not reinvested within at least 365 days or (ii) 50 percent of excess cash flow, as defined in the Credit Agreement, provided that there will be no prepayment of excess cash flow required in any year where the Company's Total Leverage Ratio (as defined in the Credit Agreement) is equal to or less than 5.00 to 1.

In accordance with the requirements of the Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements ("IRPAs") on a portion of its debt to reduce the potential exposure of the Company's future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company's Total Leverage Ratio.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

6.    Debt and Interest Rate Derivatives (continued)

Pursuant to these requirements, the Company entered into certain IRPAs that consist of (i) interest rate collars ("Collars") that establish a base interest rate ceiling ("Cap") and a base interest rate floor ("floor") and (ii) interest rate swaps ("Swaps") in which the Company exchanges a portion of its floating rate debt for fixed rate debt, in each case at no initial cost to the Company.

Interest Rate Collars.    Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of June 26, 2005, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company's existing Collars and contracts for Collars that have an effective date occurring in the future, in each case at June 26, 2005:

Effective Date	CAP (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$ 50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29 2005	4.5	2.38	$ 50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps.    Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of June 26, 2005, the aggregate notional amount of existing Swaps in effect was approximately $260 million.

The following table summarizes the Company's existing Swaps and executed contracts for Swaps not yet effective, if any, in each case at June 26, 2005:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$ 50 million	3.0 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$112 million (1)	4.75 years

(1)	Represents the average of an amortizing notional amount.

7.    Comprehensive Income

The components of comprehensive income for the thirteen and twenty-six week periods ended June 26, 2005 and June 27, 2004 are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income	$15,372	$14,760	$22,871	$25,007
Reclassification of unrealized gains on fully effective hedges to net income, net of tax	324	407	393	830
Net change in fair value of fully effective hedges, net of tax	(5,327)	496	(862)	293
Mark to market adjustment of investments, net of tax	—	—	(18)	—
Comprehensive income	$10,369	$15,663	$22,384	$26,130

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

7.    Comprehensive Income (continued)

Accumulated other comprehensive loss, net of tax, as of June 26, 2005 and December 26, 2004, was approximately $15.9 million and $15.4 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

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

	As of June 26, 2005			As of December 26, 2004
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer and subscriber lists	$9,657	$(6,768)	$2,889	$9,657	$(5,934)	$3,723
Non-compete covenants	4,317	(2,090)	2,227	4,317	(1,832)	2,485
Debt issuance costs	11,908	(1,302)	10,606	11,908	(559)	11,349
Total	25,882	(10,160)	15,722	25,882	(8,325)	17,557
Intangible assets not subject to amortization:
Goodwill	833,847	(63,210)	770,637	835,893	(63,210)	772,683
Mastheads	137,900	(92)	137,808	137,900	(92)	137,808
Total	971,747	(63,302)	908,445	973,793	(63,302)	910,491
Total goodwill and other intangible assets	$997,629	$(73,462)	$924,167	$999,675	$(71,627)	$928,048

Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. Mastheads are included in other intangible assets on the consolidated balance sheet. The change in goodwill reflects an adjustment to the Company's 2004 acquisitions (see note 5). For the thirteen weeks periods ended June 26, 2005 and June 27, 2004, amortization expense for intangible assets was $879,000 and $346,000, respectively. For the twenty-six weeks ended June 26, 2005 and June 27, 2004, amortization expense for intangible assets was $1,835,000 and $692,000, respectively. Estimated future amortization expense for identifiable intangible assets and other assets is as follows (in thousands):

2005	$3,570
2006	$3,124
2007	$2,447
2008	$1,938
2009	$1,900
Thereafter	$4,578

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

8.    Intangible and Other Assets (continued)

The changes in the carrying amount of goodwill during the twenty-six weeks ended June 26, 2005 and the fiscal year ended December 26, 2004 are as follows:

(In thousands)	June 26, 2005	December 26, 2004
Beginning balance	$772,683	$491,833
Goodwill acquired during the period	—	284,111
Adjustments	(2,046)	(3,261)
Ending balance	$770,637	$772,683

9.    Pension and Other Post-retirement Benefits

Net Periodic Benefit Cost for the thirteen and twenty-six week periods ended June 26, 2005 and June 27, 2004 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(In thousands) Thirteen weeks ended:	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Components of Net Periodic Benefit Cost:
Service Cost	$699	$557	$5	$—
Interest Cost	1,565	1,478	66	61
Expected Return on Plan Assets	(2,066)	(1,804)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(88)	(89)	(17)	(23)
Loss/(Gain)	387	490	(121)	(77)
Net Periodic Benefit Cost	$497	$632	$(67)	$(39)

	Pension Benefits		Other Post-Retirement Benefits
(In thousands) Twenty-six weeks ended:	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Components of Net Periodic Benefit Cost:
Service Cost	$1,398	$1,114	$10	$—
Interest Cost	3,130	2,956	132	122
Expected Return on Plan Assets	(4,132)	(3,608)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(176)	(178)	(34)	(46)
Loss/(Gain)	774	980	(242)	(154)
Net Periodic Benefit Cost	$994	$1,264	$(134)	$(78)

The Company currently expects to contribute an aggregate of approximately $200,000 to its defined benefit pension plans in fiscal year 2005. For the post-retirement health and life insurance plans, the Company expects to contribute approximately $431,000 in fiscal year 2005. During the thirteen weeks ended June 26, 2005, approximately $46,000 and $101,200 was contributed by the Company to the Company-sponsored defined benefit pension plans and the Company-sponsored post-retirement health and life insurance plans, respectively. During the twenty-six weeks ended June 26, 2005, approximately

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
(Unaudited)

9.    Pension and Other Post-retirement Benefits (continued)

$98,100 and $160,900 was contributed by the Company to the Company-sponsored defined benefit pension plans and the Company-sponsored post-retirement health and life insurance plans, respectively.

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

10.    Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces SFAS No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of SFAS 123(R) until the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. SFAS 123(R) will become effective for the Company beginning in the first fiscal quarter of 2006. The Company is evaluating the requirements of SFAS 123(R) and has not yet determined the method of adoption, nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 provided in Note 4 above.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154")." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

11.    Subsequent Events

On July 27, 2005, the Company announced that its Board of Directors had approved the initiation of a cash dividend policy and declared the Company's first quarterly cash dividend of $0.02 per share of Common Stock. The dividend will be payable on October 3, 2005 to stockholders of record on September 7, 2005.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal business is publishing newspapers in the United States, and its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

As of June 26, 2005, the Company owned and operated 27 daily newspapers and 338 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; Central New England; the Capital-Saratoga and Mid-Hudson regions of New York. The Company has total paid daily circulation of approximately 653,000, total paid Sunday circulation of approximately 700,000 and total non-daily distribution of over 5 million.

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

The Company's revenues are derived from advertising, paid circulation (including single copy sales and subscription sales) commercial printing and other activities. Advertising revenues are comprised of three basic categories: retail, classified and national. The Company's advertiser base is predominantly local. The Company's newspapers seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and often proprietary local content and creative and interactive promotions.

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

In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues of $4.3 million are included in advertising revenues and constituted approximately 2.0 percent of total advertising revenues for the twenty-six week period ended June 26, 2005. The Company's online objective is to make its Websites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Websites as the indispensable source of useful and reliable community news, sports and information in their markets. The Company currently operates 201 Websites, which are affiliated with the Company's daily newspapers and non-daily publications.

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

The Company also publishes numerous special sections, niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company's management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

Acquisitions

On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately-held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 132,000 and combined average Sunday net paid circulation of approximately 177,000, and 85 non-daily publications with approximately 1.5 million non-daily distribution. The Company's Michigan cluster, which is comprised of the 21st Century newspaper operations, is the Company's second largest cluster based on revenues, with the largest being the Company's Greater Philadelphia cluster. The Oakland Press and The Macomb Daily, two of 21st Century's daily newspapers, are the Company's second and third largest newspapers, respectively, with the New Haven Register remaining the Company's flagship and largest newspaper.

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

From September 1993 through June 26, 2005, the Company completed 30 strategic acquisitions (including those described above), acquiring 18 daily newspapers, 294 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

Results of Operations

Thirteen Week Period Ended June 26, 2005 as Compared to the Thirteen Week Period Ended
June 27, 2004

For comparison purposes, where noted, the Company's revenues are presented on a pro forma basis, which assumes that all properties currently owned were owned in both the current and prior year periods. Certain operating expenses are presented, where noted, on a same-store basis, which excludes the results of the Company's acquisitions from the current and prior year periods.

Summary.    Net income for the thirteen week period ended June 26, 2005 was $15.4 million, or $0.37 per diluted share, versus $14.8 million, or $0.35 per diluted share, for the thirteen week period ended June 27, 2004, which reflects a diligent focus on cost controls throughout the Company, results from the Company's recently-acquired Michigan cluster and strong online revenue performance, which offset an otherwise challenging advertising environment.

Revenues.    For the thirteen week period ended June 26, 2005, the Company's revenues increased $39.1 million, or 36.3 percent, to $146.7 million, as a result of the Company's acquisitions. Newspaper revenues for the thirteen weeks ended June 26, 2005 as compared to the prior year period increased $38.3 million, or 37.0 percent, to $141.9 million. Advertising revenues increased 41.2 percent to $115.0 million, as compared to $81.5 million for the second quarter of 2004. Circulation revenues for the thirteen week period ended June 26, 2005 increased $4.7 million, or 21.5 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended June 26, 2005 increased by $0.8 million, or 19.3 percent, to $4.9 million as compared to the prior year period, and represented 3.3 percent of the Company's revenues for the thirteen weeks ended June 26, 2005. Online revenues for the thirteen weeks ended June 26, 2005 increased 64.4 percent to $2.4 million as compared to the prior year period.

The following table sets forth the Company's total advertising revenues, by category, for the thirteen week periods ended June 26, 2005 and June 27, 2004:

	Thirteen Weeks Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Increase
Local	$62,214	$44,177	40.8%
Classified	47,534	33,049	43.8%
National	5,263	4,233	24.3%
Total advertising revenues	$115,011	$81,459	41.2%

Pro forma newspaper revenues.    On a pro forma basis, total newspaper revenues for the thirteen week period ended June 26, 2005 decreased $1.6 million, or 1.1 percent, to $141.9 million from $143.5 million in the prior year period. Pro forma advertising revenues decreased $1.0 million, or 0.9 percent. Classified advertising revenues increased 1.0 percent, retail advertising revenues decreased 2.0 percent and national advertising revenues decreased 4.8 percent, each on a pro forma basis for the thirteen weeks ended June 26, 2005, as compared to the thirteen weeks ended June 27, 2004. The increase in classified advertising revenues resulted from a 7.6 percent increase in pro forma classified employment advertising revenues and a 5.9 percent increase in pro forma classified real estate advertising revenues, partially offset by a 10.4 percent decrease in pro forma classified automotive advertising revenues. Pro forma circulation revenues declined $0.6 million, or 2.1 percent, as compared to the thirteen week period ended June 27, 2004.

Salaries and employee benefits.    Salaries and employee benefit expenses were 37.7 percent of the Company's revenues for the thirteen week period ended June 26, 2005, as compared to 36.6 percent for the thirteen week period ended June 27, 2004. Salaries and employee benefits increased $16.0 million, or 40.5 percent, to $55.4 million for the thirteen week period ended June 26, 2005. The increase in salaries and benefits is due to the Company's 2004 acquisitions. On a same-store basis, salaries and benefits decreased $0.5 million, or 1.2 percent, for the thirteen weeks ended June 26, 2005 as compared to the prior year period.

Newsprint, ink and printing charges.    For the thirteen week period ended June 26, 2005, newsprint, ink and printing charges were 8.8 percent of the Company's revenues, as compared to 7.9 percent for the thirteen week period ended June 27, 2004. Newsprint, ink and printing charges for the thirteen week period ended June 26, 2005 increased $4.4 million, or 52.1 percent, as compared to the thirteen week period ended June 27, 2004. This increase is principally due to the Company's 2004 acquisitions. The Company's newsprint expense increased 1.2 percent for the thirteen week period ended June 26, 2005 as compared to the prior year period, on a same-store basis, reflecting an increase in unit cost of approximately nine percent, partially offset by a decrease in consumption, each on a comparable basis.

Selling, general and administrative.    Selling, general and administrative expenses were 13.4 percent and 13.2 percent of the Company's revenues for the thirteen week periods ended June 26, 2005 and June 27, 2004, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended June 26, 2005 increased $5.3 million, or 37.5 percent, to $19.6 million. This increase was primarily due to the Company's 2004 acquisitions, offset partially by savings in same-store selling, general and administrative expenses. On a same-store basis, selling, general and administrative expenses for the thirteen week period ended June 26, 2005 decreased $0.5 million, or 3.3 percent.

Depreciation and amortization.    Depreciation and amortization expense was 3.5 percent of the Company's revenues for the thirteen week period ended June 26, 2005 as compared to 3.4 percent for the thirteen week period ended June 27, 2004. Depreciation and amortization expense for the thirteen week period ended June 26, 2005 increased $1.4 million, or 39.0 percent, to $5.1 million as compared to the prior year period, primarily due to depreciation and amortization expense associated with the Company's 2004 acquisitions and the Company's new Credit Agreement.

Other expenses.    Other expenses were 13.0 percent and 13.3 percent of the Company's revenues for the thirteen week periods ended June 26, 2005 and June 27, 2004, respectively. Other expenses increased $4.6 million, or 32.3 percent, to $19.0 million for the thirteen week period ended June 26, 2005, as compared to the prior year period, principally as a result of the Company's 2004 acquisitions. On a same-store basis, other expenses decreased 0.3 percent.

Operating income.    Operating income was $34.7 million, or 23.6 percent of the Company's revenues, for the thirteen week period ended June 26, 2005 as compared to $27.4 million, or 25.5 percent of the Company's revenues, for the thirteen week period ended June 27, 2004.

Net interest and other expense.    Net interest and other expense increased $6.2 million, or 199.0 percent, for the thirteen week period ended June 26, 2005 as compared to the thirteen week period ended June 27, 2004. This increase was primarily due to higher interest expense, which resulted from higher prevailing interest rates and an increase in the Company's weighted-average debt outstanding during the second quarter of 2005 as compared to the second quarter of 2004. The increase in the weighted-average debt outstanding is a result of the Company's August 2004 acquisition of 21st Century Newspapers, partially offset by the reduction in debt outstanding funded by the Company's free cash flow.

Provision for income taxes.    The provision for income taxes increased $0.4 million, or 4.4 percent, for the thirteen week period ended June 26, 2005 as compared to the thirteen week period ended June 27, 2004, due to an increase in pretax income and an increase in the Company's effective tax rate to 39.26 percent from 39.20 percent.

Other information.    EBITDA (which the Company defines as net income plus net interest expense, provision for income taxes, depreciation, amortization, and other non-cash, special or non-recurring charges) was $39.8 million for the thirteen week period ended June 26, 2005 as compared to $31.1 million for the thirteen week period ended June 27, 2004. Free cash flow (which the Company defines as EBITDA minus capital expenditures, net interest expense and cash income taxes) was $24.2 million, or $0.58 per diluted share, for the thirteen week period ended June 26, 2005, as compared to $18.0 million, or $0.42 per diluted share, for the thirteen week period ended June 27, 2004, reflecting free cash flow from operations and the utilization of the net operating loss carry-forwards acquired in connection with the 21st Century acquisition. See "– Reconciliation of Certain Non-GAAP Financial Measures."

Twenty-Six Week Period Ended June 26, 2005 as Compared to the Twenty-Six Week Period Ended June 27, 2004

For comparison purposes, where noted, the Company's revenues are presented on a pro forma basis, which assumes that all properties currently owned were owned in both the current and prior year periods. Certain operating expenses are presented, where noted, on a same-store basis, which excludes the results of the Company's acquisitions from the current and prior year periods.

Summary.    Net income for the twenty-six week period ended June 26, 2005 was $22.9 million, or $0.54 per diluted share, versus $25.0 million, or $0.59 per diluted share, for the period ended June 27, 2004.

Revenues.    For the twenty-six week period ended June 26, 2005, the Company's revenues increased $73.8 million, or 35.7 percent, to $280.6 million, as a result of the Company's acquisitions. Newspaper revenues for the twenty-six weeks ended June 26, 2005 as compared to the prior year period increased $72.4 million, or 36.4 percent, to $271.2 million. Advertising revenues for the twenty-six week period ended June 26, 2005 increased $63.1 million, or 41.0 percent, to $217.3 million as compared to $154.1 million for the twenty-six week period ended June 27, 2004. Circulation revenues for the twenty-six week period ended June 26, 2005 increased $9.3 million, or 20.9 percent, as compared to the prior year period. Commercial printing and other revenues for the twenty-six weeks ended June 26, 2005 increased by $1.4 million, or 17.4 percent, to $9.5 million as compared to the prior year period and represented 3.4 percent of the Company's revenues for the twenty-six weeks ended June 26, 2005. Online revenues for the twenty-six weeks ended June 26, 2005 were $4.3 million, an increase of 62.4 percent as compared to the prior year period.

The following table sets forth the Company's total advertising revenues, by category, for the twenty-six week periods ended June 26, 2005 and June 27, 2004:

	Twenty-Six Weeks Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Increase
Local	$116,392	$82,909	40.4%
Classified	90,289	63,080	43.1%
National	10,570	8,147	29.7%
Total advertising revenues	$217,251	$154,136	40.9%

Pro forma newspaper revenues.    On a pro forma basis, total newspaper revenues for the twenty-six week period ended June 26, 2005 decreased $1.2 million, or 0.5 percent, to $271.2 million from $272.4 million in the prior year period. Advertising revenues on a pro forma basis were even with the prior year period. Classified advertising revenues increased 1.7 percent, retail advertising revenues decreased 1.2 percent and national advertising decreased 0.7 percent for the twenty-six weeks ended June 26, 2005, each on a pro forma basis and as compared to the twenty-six weeks ended June 27, 2004. The increase in classified advertising revenues resulted from an 8.8 percent increase in pro forma classified employment advertising revenues and a 3.1 percent increase in pro forma classified real estate advertising revenues, partially offset by an 8.6 percent decrease in pro forma classified automotive advertising revenues. Pro forma circulation revenues declined $1.2 million, or 2.2 percent, as compared to the twenty-six week period ended June 27, 2004.

Salaries and employee benefits.    Salaries and employee benefit expenses were 39.7 percent of the Company's revenues for the twenty-six week period ended June 26, 2005, as compared to 38.0 percent for the twenty-six week period ended June 27, 2004. Salaries and employee benefits increased $32.7 million, or 41.6 percent, for the twenty-six week period ended June 26, 2005 to $111.4 million. The increase in salaries and benefits is due to the Company's 2004 acquisitions. On a same-store basis, salaries and employee benefits decreased $0.2 million, or 0.2 percent, for the twenty-six weeks ended June 26, 2005 as compared to the prior year period.

Newsprint, ink and printing charges.    For the twenty-six week period ended June 26, 2005, newsprint, ink and printing charges were 8.6 percent of the Company's revenues, as compared to 7.8 percent for the twenty-six week period ended June 27, 2004. Newsprint, ink and printing charges for the twenty-six week period ended June 26, 2005 increased $7.9 million, or 48.7 percent, as compared to the twenty-six week period ended June 27, 2004. This increase is primarily due to the Company's 2004 acquisitions. The Company's newsprint expense increased 1.2 percent for the twenty-six week period ended June 26, 2005 as compared to the prior year period on a same-store basis. The increase in same-store newsprint expense is due to an increase in unit costs of approximately nine percent, partially offset by a decline in consumption, each on a comparable basis.

Selling, general and administrative.    Selling, general and administrative expenses were 14.7 percent and 13.4 percent of the Company's revenues for the twenty-six week periods ended June 26, 2005 and June 27, 2004, respectively. As compared to the prior year period, selling, general and administrative expenses for the twenty-six week period ended June 26, 2005 increased $13.6 million, or 49.0 percent, to $41.3 million. This increase was primarily due to the Company's 2004 acquisitions and costs associated with the successful completion of the internal control assessment for fiscal year 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley 404"). On a same-store basis, selling, general and administrative expenses for the twenty-six week period ended June 26, 2005 increased $1.3 million, or 4.8 percent, as a result of the increase in costs associated with Sarbanes-Oxley 404, partially offset by reductions in certain other selling, general and administrative expenses.

Depreciation and amortization.    Depreciation and amortization expense for the twenty-six period ended June 26, 2005 was 3.7 percent of the Company's revenues, as compared to 3.6 percent for the twenty-six week period ended June 27, 2004. Depreciation and amortization expense for the twenty-six week period ended June 26, 2005 increased $3.0 million, or 40.1 percent, to $10.4 million as compared to the prior year period, primarily due to depreciation and amortization expense associated with the Company's 2004 acquisitions and the Company's new Credit Agreement.

Other expenses.    Other expenses were 13.5 percent and 14.1 percent of the Company's revenues for the twenty-six week period ended June 26, 2005 and the twenty-six week period ended June 27, 2004, respectively. Other expenses increased $8.8 million, or 30.0 percent, to $38.0 million in the twenty-six week period ended June 26, 2005. This increase was primarily due to the Company's 2004 acquisitions. On a same-store basis, other expenses decreased $0.2 million, or 0.8 percent.

Operating income.    Operating income was $55.5 million, or 19.8 percent of the Company's revenues, for the twenty-six week period ended June 26, 2005 as compared to $47.6 million, or 23.0 percent of the Company's revenues, for the twenty-six week period ended June 27, 2004.

Net interest and other expense.    Net interest and other expense increased $11.4 million, or 176.1 percent, for the twenty-six week period ended June 26, 2005 as compared to the twenty-six week period ended June 27, 2004. This increase was primarily due to higher interest expense, which resulted from higher prevailing interest rates and an increase in the Company's weighted-average debt outstanding during the twenty-six weeks ended June 26, 2005 as compared to the twenty-six weeks ended June 27, 2004. The increase in the weighted average debt outstanding is due to the Company's August 2004 acquisition of 21st Century Newspapers, partially offset by the reduction in debt outstanding funded by the Company's free cash flow.

Provision for income taxes.    The provision for income taxes decreased $1.3 million, or 8.3 percent, for the twenty-six week period ended June 26, 2005 as compared to the twenty-six week period ended June 27, 2004, primarily due to a decrease in pretax income, partially offset by an increase in the Company's effective tax rate to 39.24 percent as compared to 39.18 percent in the prior year period.

Other information.    EBITDA (which the Company defines as net income plus net interest expense, provision for income taxes, depreciation, amortization, and other non-cash, special or non-recurring charges) was $65.8 million in the twenty-six week period ended June 26, 2005, as compared to $55.0 million for the twenty-six week period ended June 27, 2004. Free cash flow (which the Company defines as EBITDA minus capital expenditures, net interest expense and cash income taxes) was $38.2 million, or $0.91 per diluted share, for the twenty-six week period ended June 26, 2005, as compared to $31.9 million, $0.75 per diluted share, for the twenty-six week period ended June 27, 2004, reflecting free cash flow from operations and the utilization of the net operating loss carry-forwards acquired in connection with the 21st Century acquisition. See "– Reconciliation of Certain Non-GAAP Financial Measures."

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

Cash flows from operating activities.    Net cash provided by operating activities for the twenty-six week period ended June 26, 2005 was $39.2 million as compared to $39.7 million for the twenty-six week period ended June 27, 2004. Current assets were $91.7 million and current liabilities were $67.2 million as of June 26, 2005, as compared to current assets of $94.0 million and current liabilities of $76.9 million as of December 26, 2004. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability in accordance with its terms.

Cash flows from investing activities.    Net cash used in investing activities was $4.2 million for the twenty-six week period ended June 26, 2005. Cash used in investing activities in 2005 was for investments in property, plant and equipment. Net cash used in investing activities was $6.1 million for the twenty-six week period ended June 27, 2004, and was for investments in property, plant and equipment and purchases of businesses. The Company has a capital expenditure program for its existing operations of approximately $20 million in place for 2005, which includes: spending on technology, including prepress and business systems, computer hardware and software; buildings; other machinery and equipment; and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

Cash flows from financing activities. Net cash used in financing activities was $35.0 million for the twenty-six week period ended June 26, 2005, reflecting the utilization of free cash flow to repay $22.6 million of debt and capital lease obligations and to repurchase approximately $12.4 million of the Company's stock, offset partially by proceeds from stock option exercises. Net cash used in financing activities was $33.6 million for the twenty-six week period ended June 27, 2004, which reflects the utilization of $39.5 million to repay debt, offset partially by proceeds received from stock option exercises.

Debt and Interest Rate Derivatives.    The Credit Agreement provides for (i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of June 26, 2005, the maximum availability under the Revolving Credit Facility was $289 million (including the impact of $5.4 million in outstanding letters of credit issued under the Credit Agreement), with approximately $164 million currently available based on the terms of the Credit Agreement.

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

A commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent per annum based on the quarterly calculation of the Company's Total Leverage Ratio (as defined in the Credit Agreement). At June 26, 2005, the Company's commitment fee was 0.375 percent.

The Company's long-term debt as of June 26, 2005 and December 26, 2004 was comprised of the following:

(In thousands)	June 26, 2005	December 26, 2004
Term Loan A	$275,000	$275,000
Term Loan B	350,000	350,000
Revolving Credit Facility	130,800	153,300
Total Long-Term Debt	755,800	778,300
Less: Current Portion	—	—
Total Long-term debt, less current portion	$755,800	$778,300

The aggregate maturities payable under the Term Loans for the following years are as follows (in thousands):

2006	$7,750
2007	$34,438
2008	$48,188
2009	$61,937
2010	$71,562
2011	$69,500
2012	$331,625

The Revolving Credit Facility is available until November 12, 2011. Initial availability was $425 million and will be reduced by equal consecutive quarterly reductions, commencing on December 31, 2009, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (in thousands):

December 31, 2009	$21,250
December 31, 2010	$63,750
November 12, 2011	$340,000

The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, including the maintenance of certain financial ratios, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of June 26, 2005, the Company was in compliance with the financial covenants contained in the Credit Agreement.

In addition, under the terms of the Company's Credit Agreement, under certain circumstances the Company may be required to prepay a portion of the Term Loans and any loans under an Incremental Facility in an amount equal to (i) excess net proceeds from the sale of newspaper properties that are not reinvested within at least 365 days or (ii) 50 percent of excess cash flow, as defined in the Credit Agreement, provided that there will be no prepayment of excess cash flow required in any year where the Company's Total Leverage Ratio (as defined in the Credit Agreement) is equal to or less than 5.00 to 1.

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

Interest Rate Collars.    Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of June 26, 2005, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company's existing Collars and contracts for Collars that have an effective date occurring in the future, in each case at June 26, 2005:

Effective Date	CAP (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$ 50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29 2005	4.5	2.38	$ 50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps.    Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of June 26, 2005 the aggregate notional amount of existing Swaps in effect was $260 million.

The following table summarizes the Company's existing Swaps and executed contracts for Swaps not yet effective, if any, in each case at June 26, 2005:

Effective Date	Fixed Rate (%)	Notional Amount		Term
December 3, 2004	3.48	$50 million		3.0 years
April 1, 2005	4.06	$100 million		4.75 years
April 1, 2005	4.085	$112 million	(1)	4.75 years

(1)	Represents the average of an amortizing notional amount.

Under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and twenty-six week periods ended June 26, 2005 and the fiscal year ended December 26, 2004. The Company reported a deferred loss in OCI as of June 26, 2005 of approximately $495,000 compared to a total deferred loss of approximately $26,000 at December 26, 2004 (net of $3.5 million and $18,000 of deferred taxes, respectively).

Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

The Company's weighted-average effective interest rate was approximately 4.9 percent and 4.5 percent for the thirteen and twenty-six week periods ended June 26, 2005, respectively, and approximately 3.2 percent for the thirteen and twenty-six week periods ended June 27, 2004.

The Company leases office space and equipment under non-cancelable operating leases. These leases contain several renewal options for periods up to seven years. The Company's future minimum lease payments under non-cancelable operating leases in effect as of December 26, 2004, are as follows (in thousands):

	Operating	Capital
2005	$3,876	$533
2006	$2,362	$529
2007	$1,564	$526
2008	$1,185	$527
2009	$1,004	$504
Thereafter	$943	$3,069

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC announced a deferral of the effective date of SFAS 123(R) until the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. SFAS 123(R) will become effective for the Company beginning in the first fiscal quarter of 2006. See "Stock-Based Compensation Costs" above in Note 3 of Notes to Condensed Consolidated Financial Statements for the pro forma net income and pro forma net income per share amounts for the thirteen week periods ended June 26, 2005 and June 27, 2004, which reflects the pro forma impact on the Company pursuant to a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. The Company is evaluating the requirements of SFAS 123(R) and has not yet determined the method of adoption, nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 provided in Note 4 above.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

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

Reconciliation of Certain Non-GAAP Financial Measures.

Journal Register Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate the Company's results from operations in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company's operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by Journal Register Company's chief operating decision makers to measure the operating results and performance of the Company and its field operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company's operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company's Credit Agreement In addition, the Company believes that free cash flow is useful as a supplemental measure of evaluating financial performance because it provides an alternative measure of the cash generated by the Company after payment of expenses, including capital expenditures, and therefore available for further investment in the business, including acquisitions, or for other uses such as repayment of indebtedness or repurchases of outstanding equity securities.

All EBITDA and Free Cash Flow figures in this report are non-GAAP financial measures. Journal Register Company defines EBITDA as net income plus net interest expense, provision for income taxes, depreciation, amortization, and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes. EBITDA Margin is defined as EBITDA divided by total revenues, and is commonly used within the Company's industry to illustrate the percentage of revenue that is converted into EBITDA.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, Journal Register Company's calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between (i) net income and EBITDA and (ii) net income and free cash flow, in each case for the thirteen and twenty-six week periods ended June 26, 2005 and June 27, 2004.

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share amounts)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income	$15,372	$14,760	$22,871	$25,007
Add: Provision for income taxes	9,936	9,518	14,771	16,111
Add: Net interest expense and other	9,350	3,128	17,843	6,463
Operating income	34,658	27,406	55,485	47,581
Add: Depreciation and amortization	5,114	3,678	10,352	7,389
EBITDA	39,772	31,084	65,837	54,970
EBITDA margin	27.1%	28.9%	23.5%	26.6%
Less: Capital expenditures	(3,081)	(3,017)	(4,864)	(5,070)
Less: Interest expense	(9,350)	(3,088)	(17,843)	(6,397)
Less: Cash income taxes	(3,170)	(7,008)	(4,893)	(11,554)
Free cash flow	$24,171	$17,971	$38,237	$31,949
Free cash flow, per diluted share	$0.58	$0.42	$0.91	$0.75

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

At June 26, 2005, the Company had Collars in place with respect to an aggregate notional amount of $300 million of the Company's outstanding indebtedness and Swaps with respect to an aggregate notional amount of $260 million of the Company's outstanding indebtedness. In addition, the Company had contracts for Collars and Swaps that have effective dates occurring in the future with respect to additional notional amounts. See Note 6 of Notes to Condensed Consolidated Financial Statements. There was no initial cost associated with the Company's existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in variable interest rates, the annual impact on the Company's pre-tax earnings would be approximately $2.6 million.

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

During fiscal year 2004, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include: (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications; and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company's internal and disclosure controls and its operating efficiencies. As of June 26, 2005, the implementation of the financial applications was in process and deployment of the advertising and circulation management applications is expected to begin later in fiscal year 2005. The implementation of the financial applications has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. The Company has reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems were implemented. The Company believes that the controls as modified are appropriate and functioning effectively.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 19, 2005, the Company announced that, pursuant to previous board authorization, it was recommencing its share repurchase program and that repurchases of the Company's common stock, in an aggregate amount of up to $30 million, may be made from time to time in open market or private transactions as market conditions dictate.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2005 to May 1, 2005	187,600	$15.79	187,600	$27,038,132
May 2, 2005 to May 29, 2005	307,600	$16.22	307,600	$22,049,788
May 30, 2005 to June 26, 2005	269,600	$16.64	269,600	$17,562,858
Total Second Quarter 2005	764,800	$16.26	764,800	$17,562,858

All of the shares included in column (c) above were repurchased pursuant to a program initially announced on January 13, 1999, whereby the Company's Board of Directors authorized the use of up to $100 million per year for the repurchase of the Company's common stock. There is no expiration date for the repurchase program. Since January 13, 1999, and as of June 26, 2005, the Company has repurchased an aggregate of 8,255,900 shares at an average price of $14.86 per share.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 5, 2005. At the Annual Meeting, the stockholders elected Jean B. Clifton, Joseph A. Lawrence and Laurna Godwin Hutchinson as Class B directors of the Company to hold office until the 2008 Annual Meeting of Stockholders. The stockholders also ratified the appointment of Ernst & Young LLP as independent auditors for the Company for fiscal year 2005.

Each of the Class B directors nominated by the Company were elected with the following voting results:

	VOTES FOR	VOTES WITHHELD
Jean B. Clifton	37,517,056	3,419,989
Joseph A. Lawrence	28,248,655	12,688,390
Laurna Godwin Hutchinson	37,900,710	3,036,335

The other proposal submitted to the stockholders was approved with the following voting results:

	VOTES CAST FOR	VOTES CAST AGAINST	ABSTENTIONS
Ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for fiscal year 2005	36,657,641	4,261,804	17,600

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 20, 2005, furnishing pursuant to Item 9.01 thereof certain information regarding the text of a press release issued by the Company, dated April 19, 2005, titled "Journal Register Company Announces First Quarter 2005 Results."

The Company filed a Current Report on Form 8-K on May 10, 2005, disclosing pursuant to Item 4.01 thereof a change in the Company's independent registered public accounting firm.

The Company filed Current Reports on Form 8-K on June 10, 2005 and June 14, 2005, disclosing pursuant to Item 5.02 thereof certain modifications to the Company's principal officers.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 5, 2005  JOURNAL REGISTER COMPANY

By:	/s/ Jean B. Clifton Jean B. Clifton President and Chief Operating Officer (signing on behalf of the registrant as principal financial officer)