Form 10-Q
period 2005-09-30
JOURNAL REGISTER CO
filed 2005-11-02
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 25, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 40,769,003 shares outstanding (exclusive of treasury shares) as of October 27, 2005.

JOURNAL REGISTER COMPANY

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands
Fiscal period ended	September 25, 2005	December 26, 2004
ASSETS:
Current assets:
Cash	$52	$51
Accounts receivable, less allowance for doubtful accounts of $8,028 and $8,143, respectively	58,737	64,116
Inventories	8,416	8,244
Deferred income taxes	9,381	13,097
Other current assets	7,065	8,526
Total current assets	83,651	94,034
Property, plant and equipment:
Land	14,386	14,406
Buildings and improvements	96,088	93,298
Machinery and equipment	192,209	187,069
Construction in progress	5,527	5,225
Total	308,210	299,998
Less accumulated depreciation	(154,263)	(141,993)
Net property, plant and equipment	153,947	158,005
Intangible and other assets:
Goodwill	764,849	772,683
Other intangible assets, net of accumulated amortization of $11,084 and $8,417, respectively	152,406	155,365
Fair market values of hedges	4,140	—
Other assets	3,176	3,431
Total assets	$1,162,169	$1,183,518
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$17,444	$18,513
Dividends payable	827	—
Accrued interest	6,875	4,051
Deferred subscription revenue	14,724	14,810
Accrued salaries and vacation	11,279	12,418
Fair market value of hedges	—	44
Other accrued expenses and current liabilities	19,262	27,048
Total current liabilities	70,411	76,884
Senior debt	731,900	778,300
Capital lease obligations, net of current maturities	3,648	3,647
Deferred income taxes	95,476	87,872
Accrued retiree benefits and other liabilities	18,364	19,256
Income taxes payable	17,532	17,239
Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 shares issued at September 25, 2005 and December 26, 2004	484	484
Additional paid-in capital	361,478	361,369
Accumulated deficit	(17,345)	(50,913)
	344,617	310,940
Less treasury stock, 7,131,713 shares and 6,422,340 shares respectively, at cost	(106,720)	(94,711)
Accumulated other comprehensive loss, net of tax	(12,942)	(15,395)
Unearned compensation	(117)	(514)
Net stockholders' equity	224,838	200,320
Total liabilities and stockholders' equity	$1,162,169	$1,183,518

See accompanying notes.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share data	Thirteen weeks ended		Thirty-Nine weeks ended
Fiscal period ended	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Revenues:
Advertising	$107,577	$93,737	$324,828	$247,873
Circulation	26,405	24,968	80,325	69,576
Newspaper revenues	133,982	118,705	405,153	317,449
Commercial printing and other	4,280	4,347	13,751	12,412
Total revenues	138,262	123,052	418,904	329,861
Operating expenses:
Salaries and employee benefits	54,263	48,066	165,662	126,733
Newsprint, ink and printing charges	12,259	10,588	36,388	26,816
Selling, general and administrative	18,647	17,099	59,957	44,831
Depreciation and amortization	5,015	4,745	15,367	12,134
Other	19,288	17,142	57,255	46,354
Total operating expenses	109,472	97,640	334,629	256,868
Operating income	28,790	25,412	84,275	72,993
Net interest expense and other	(10,015)	(5,307)	(27,858)	(11,770)
Write-off of prior debt issuance costs	—	(1,211)	—	(1,211)
Income before provision for income taxes	18,775	18,894	56,417	60,012
Provision (benefit) for income taxes	7,251	(47,194)	22,022	(31,083)
Net income	$11,524	$66,088	$34,395	$91,095
Net income per common share:
Basic	$0.28	$1.58	$0.83	$2.17
Diluted	$0.28	$1.55	$0.82	$2.14
Weighted-average shares outstanding:
Basic	41,319	41,952	41,685	41,886
Diluted	41,809	42,604	42,048	42,631

See accompanying notes.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands	Thirty-Nine weeks ended
Fiscal period ended	September 25, 2005	September 26, 2004
Cash flows from operating activities:
Net income	$34,395	$91,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	3,191	2,813
Depreciation and amortization	15,367	12,134
Increase in deferred income taxes	13,794	2,070
Decrease (increase) in accounts receivable	2,188	(6,745)
(Decrease) increase in accounts payable	(1,112)	984
Decrease in income taxes payable	(457)	(53,675)
Other, net	57	9,512
Net cash provided by operating activities	67,423	58,188
Cash flows from investing activities:
Net additions to property, plant and equipment	(8,854)	(8,426)
Purchases of businesses	—	(414,741)
Net cash used in investing activities	(8,854)	(423,167)
Cash flows from financing activities:
Payments of long-term debt	—	(51,672)
Proceeds from issuance of long-term debt	—	795,000
Extinguishment of prior long-term debt	—	(372,573)
Financing costs	—	(11,907)
Net repayments of borrowings under revolving credit agreement and capital lease obligations	(46,576)	—
Exercise of stock options for common stock	445	6,150
Purchase of Company stock	(12,437)	—
Net cash (used in) provided by financing activities	(58,568)	364,998
Increase in cash	1	19
Cash, beginning of period	51	31
Cash, end of period	$52	$50
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,494	$10,531
Income taxes	$7,739	$11,919
Supplemental disclosures of non-cash activities:
Comprehensive income – mark-to-market adjustments, net of tax	$2,453	$1,322

See accompanying notes.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the "Company"). The Company owns 27 daily and 338 non-daily publications serving markets in Greater Philadelphia, Michigan, Connecticut, the Greater Cleveland area of Ohio, Central New England and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns and manages commercial printing operations in Connecticut and Pennsylvania. In addition, the Company currently operates 202 individual Websites featuring the Company's daily newspapers and non-daily publications.

The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods for which the financial statements are presented.

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 25, 2005 and December 26, 2004, the results of its operations for the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004 and its cash flows for the thirty-nine week periods ended September 25, 2005 and September 26, 2004. These financial statements should be read in conjunction with the December 26, 2004 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year. Certain operating expenses in the thirteen and thirty-nine week periods ended September 26, 2004 have been reclassified to conform to the Company's current presentation. The reclassification had no impact on total operating expenses, operating income or net income.

2.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share ("EPS"):

	Thirteen weeks ended		Thirty-Nine weeks ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Weighted-average shares – basic	41,319	41,952	41,685	41,886
Effect of dilutive securities:
Employee stock options	490	652	363	745
Weighted-average shares – diluted	41,809	42,604	42,048	42,631

Options with exercise prices greater than the average market price of the common shares during any relevant period have not been included in the computation of diluted EPS for such period.

3.    Common Stock

On April 19, 2005, the Company announced that, pursuant to previous board authorization, it was recommencing its share repurchase program and that repurchases of the Company's common stock, in an aggregate amount of up to $30 million, may be made from time to time in open market or private transactions as market conditions dictate. Since the announcement, and as of September 25, 2005, the

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

Company has repurchased 764,800 shares at a total cost of approximately $12.4 million. From September 26, 2005 through October 27, 2005, the Company repurchased an additional 565,300 shares at a total cost of approximately $9.1 million.

In the third quarter of 2005, the Company initiated a cash dividend policy and declared a quarterly cash dividend of $0.02 per share, which was paid on October 3, 2005 to shareholders of record on September 7, 2005. The aggregate amount of dividends paid was approximately $0.8 million.

4.    Stock-Based Compensation Costs

In December 2002, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. SFAS No. 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period for such options. The Company's quarterly pro forma information, had compensation costs for the Company's stock option plans been determined in accordance with SFAS No. 123, is as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(In thousands, except per share amounts)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net income:
As reported	$11,524	$66,088	$34,395	$91,095
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28	22	279	29
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(471)	(525)	(1,781)	(1,525)
Pro forma	$11,081	$65,585	$32,893	$89,599
Net income per common share:
As reported:
Basic	$0.28	$1.58	$0.83	$2.17
Diluted	$0.28	$1.55	$0.82	$2.14
Pro forma:
Basic	$0.27	$1.56	$0.79	$2.14
Diluted	$0.27	$1.54	$0.78	$2.10

Subsequent event – Acceleration of vesting of employee stock options.    On October 27, 2005, the Compensation Committee and the Board of Directors approved the acceleration of vesting of all unvested outstanding stock options to October 27, 2005. In total, the vesting of 1,445,960 outstanding

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

stock options have been accelerated. These stock options were awarded under the Company's 1997 Stock Incentive Plan (Amended and Restated). All other terms and conditions of such outstanding stock options remain applicable. The Company's closing stock price on October 27, 2005 was $15.68. The acceleration of the vesting of the stock options will have the effect of reducing pro forma earnings in the current fourth quarter by approximately $2.9 million or $0.07 per diluted share. The acceleration of the vesting will reduce the expense the Company would otherwise be required to record in 2006 and beyond when the new accounting rule for stock options becomes effective.

5.    Acquisitions

The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of newspaper properties are subject to closing costs and may be subject to the finalization of customary adjustments. Results of operations of the Company's acquisitions are included in the Company's results of operations from the date of acquisition.

From September 1993 through September 25, 2005, the Company completed 30 strategic acquisitions (including those described below), acquiring 18 daily newspapers, 294 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

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

The total amount expended for the acquisition, including transaction costs, was approximately $423 million, including the $415 million purchase price. The purchase price was financed with borrowings under a Credit Agreement, dated as of August 12, 2004, between the Company, the lenders party thereto and JPMorgan Chase Bank, as administrative agent (the "Credit Agreement"). The portion of the purchase price in excess of $415 million consisted of direct acquisition costs and certain costs incurred or expected to be incurred in connection with the integration and consolidation of 21st Century's operations. There is no tax deductible goodwill resulting directly from the Company's acquisition of 21st Century. The purchase price allocation for 21st Century, as of September 25, 2005, is as follows (in thousands):

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

Current assets, net of cash acquired of $1,901	$20,552
Property, plant and equipment	31,764
Goodwill	274,502
Intangible and other long-term assets	129,421
Other assets	163
Total assets acquired	456,402
Current liabilities	18,828
Non-current liabilities	15,024
Total liabilities assumed	33,852
Net assets acquired	$422,550

The following table presents (i) the unaudited consolidated results of operations of the Company for the thirteen and thirty-nine weeks ended September 25, 2005, respectively, and (ii) the unaudited pro forma consolidated results of operations of the Company for the thirteen and thirty-nine weeks ended September 26, 2004, respectively, as though the 21st Century acquisition occurred on the first day of such period:

(In thousands, except per share amounts)

	Thirteen weeks ended		Thirty-Nine weeks ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
		(Pro forma)		(Pro forma)
Net revenues	$138,262	$141,191	$418,904	$420,774
Net income	$11,524	$66,305	$34,395	$92,064
Net income per share:
Basic	$0.28	$1.58	$0.83	$2.20
Diluted	$0.28	$1.56	$0.82	$2.16

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

6.    Debt and Interest Rate Derivatives

The Credit Agreement provides for (i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

September 25, 2005, the maximum availability under the Revolving Credit Facility was $311.9 million (including the impact of $6.2 million in outstanding letters of credit issued under the Credit Agreement), with approximately $206.0 million available based on the terms of the Credit Agreement.

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

A commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent per annum based on the quarterly calculation of the Company's Total Leverage Ratio (as defined in the Credit Agreement). At September 25, 2005, the Company's commitment fee was 0.375 percent.

The Company's long-term debt as of September 25, 2005 and December 26, 2004 was comprised of the following:

(In thousands)	September 25, 2005	December 26, 2004
Term Loan A	$275,000	$275,000
Term Loan B	350,000	350,000
Revolving Credit Facility	106,900	153,300
Total Long-Term Debt	731,900	778,300
Less: Current Portion	—	—
Total Long-term debt, less current portion	$731,900	$778,300

The aggregate maturities payable under the Term Loans for the following years are as follows (in thousands):

2006	$7,750
2007	$34,438
2008	$48,188
2009	$61,937
2010	$71,562
2011	$69,500
2012	$331,625

The Revolving Credit Facility is available until November 12, 2011. Initial availability was $425 million and will be reduced by equal consecutive quarterly reductions, commencing on December 31, 2009, in an aggregate amount for each remaining twelve month period commencing on the dates set forth below, equal to the amount set forth opposite such date (in thousands):

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

December 31, 2009	$21,250
December 31, 2010	$63,750
November 12, 2011	$340,000

The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, including the maintenance of certain financial ratios, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of September 25, 2005, the Company was in compliance with the financial covenants contained in the Credit Agreement.

In addition, under the terms of the Company's Credit Agreement, under certain circumstances, the Company may be required to prepay a portion of the Term Loans and any loans under an Incremental Facility in an amount equal to (i) excess net proceeds from the sale of newspaper properties that are not reinvested within at least 365 days or (ii) 50 percent of Excess Cash Flow, as defined in the Credit Agreement, provided that there will be no prepayment of Excess Cash Flow required in any year where the Company's Total Leverage Ratio (as defined in the Credit Agreement) is equal to or less than 5.00 to 1.

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

Interest Rate Collars.    Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the Floor, the Company will pay cash to the issuers to compensate for the rate below the Floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of September 25, 2005, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company's existing Collars and contracts for Collars that have an effective date occurring in the future, in each case at September 25, 2005:

Effective Date	Cap (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps.    Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of September 25, 2005, the aggregate notional amount of existing Swaps in effect was approximately $260 million.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

The following table summarizes the Company's existing Swaps and executed contracts for Swaps not yet effective, if any, in each case at September 25, 2005:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$50 million	3.0 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$112 million(1)	4.75 years

(1)	Represents the average of an amortizing notional amount.

7.    Comprehensive Income

The components of comprehensive income for the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004 are as follows:

	Thirteen weeks ended		Thirty-Nine weeks ended
(In thousands)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net income	$11,524	$66,088	$34,395	$91,095
Reclassification of realized gains on fully effective hedges to net income, net of tax	187	277	580	1,107
Net change in fair value of fully effective hedges, net of tax	2,753	(78)	1,891	215
Mark to market adjustment of investments, net of tax	—	—	(18)	—
Comprehensive income	$14,464	$66,287	$36,848	$92,417

Accumulated other comprehensive loss, net of tax, as of September 25, 2005 and December 26, 2004, was approximately $12.9 million and $15.4 million, respectively. These balances primarily consist of net losses from changes in the fair value of the Company's minimum pension liabilities and IRPAs.

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

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

	As of September 25, 2005			As of December 26, 2004
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer and subscriber lists	$9,657	$(7,180)	$2,477	$9,657	$(5,934)	$3,723
Non-compete covenants	4,317	(2,179)	2,138	4,317	(1,832)	2,485
Debt issuance costs	11,616	(1,633)	9,983	11,908	(559)	11,349
Total	25,590	(10,992)	14,598	25,882	(8,325)	17,557
Intangible assets not subject to amortization:
Goodwill	828,059	(63,210)	764,849	835,893	(63,210)	772,683
Mastheads	137,900	(92)	137,808	137,900	(92)	137,808
Total	965,959	(63,302)	902,657	973,793	(63,302)	910,491
Total goodwill and other intangible assets	$991,549	$(74,294)	$917,255	$999,675	$(71,627)	$928,048

Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. Mastheads are included in other intangible assets on the condensed consolidated balance sheets. The change in goodwill reflects an adjustment to the Company's 2004 acquisitions (see note 5). For the thirteen week periods ended September 25, 2005 and September 26, 2004, amortization expense for intangible assets was $831,000 and $660,000, respectively. For the thirty-nine weeks ended September 25, 2005 and September 26, 2004, amortization expense for intangible assets was $2,667,000 and $1,353,000, respectively. Estimated future amortization expense for identifiable intangible assets and other assets is as follows (in thousands):

2005	$3,520
2006	$3,088
2007	$2,411
2008	$1,902
2009	$1,864
Thereafter	$4,480

The changes in the carrying amount of goodwill during the thirty-nine weeks ended September 25, 2005 and the fiscal year ended December 26, 2004 are as follows:

(In thousands)	September 25, 2005	December 26, 2004
Beginning balance	$772,683	$491,833
Goodwill acquired during the period	—	284,111
Adjustments	(7,834)	(3,261)
Ending balance	$764,849	$772,683

The adjustments to goodwill are related to the finalization of the Company's purchase accounting, primarily related to deferred taxes on the opening balance sheet, in connection with certain of its acquisitions.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

9.    Pension and Other Post-Retirement Benefits

Net Periodic Benefit Cost for the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(In thousands) Thirteen weeks ended:	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Components of Net Periodic Benefit Cost:
Service Cost	$699	$564	$5	$3
Interest Cost	1,565	1,513	66	65
Expected Return on Plan Assets	(2,066)	(1,838)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(88)	(89)	(17)	(23)
Loss/(Gain)	387	490	(121)	(77)
Net Periodic Benefit Cost	$497	$640	$(67)	$(32)

	Pension Benefits		Other Post-Retirement Benefits
(In thousands) Thirty-nine weeks ended:	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Components of Net Periodic Benefit Cost:
Service Cost	$2,097	$1,678	$15	$3
Interest Cost	4,695	4,469	198	187
Expected Return on Plan Assets	(6,198)	(5,446)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(264)	(267)	(51)	(69)
Loss/(Gain)	1,161	1,470	(363)	(231)
Net Periodic Benefit Cost	$1,491	$1,904	$(201)	$(110)

The Company currently expects to contribute an aggregate of approximately $277,500 to its defined benefit pension plans in fiscal year 2005. For the post-retirement health and life insurance plans, the Company expects to contribute approximately $431,000 in fiscal year 2005. During the thirteen weeks ended September 25, 2005, approximately $157,000 and $74,000 was contributed by the Company to the Company-sponsored defined benefit pension plans and the Company-sponsored post-retirement health and life insurance plans, respectively. During the thirty-nine weeks ended September 25, 2005, approximately $255,000 and $234,800 was contributed by the Company to the Company-sponsored defined benefit pension plans and the Company-sponsored post-retirement health and life insurance plans, respectively.

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

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
(Unaudited)

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal business is publishing newspapers in the United States, and its publications are primarily daily and non-daily newspapers. The Company's revenues are derived primarily from advertising, paid circulation and commercial printing.

As of September 25, 2005, the Company owned and operated 27 daily newspapers and 338 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; Central New England; the Capital-Saratoga and Mid-Hudson regions of New York. The Company has total paid daily circulation of approximately 653,000, total paid Sunday circulation of approximately 700,000 and total non-daily distribution of over 5 million.

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

In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues of $6.8 million are included in advertising revenues and constituted approximately 2.1 percent of total advertising revenues for the thirty-nine week period ended September 25, 2005. The Company's online objective is to make its Websites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Websites as the indispensable source of useful and reliable community news, sports and information in their markets. The Company currently operates 202 Websites, which are affiliated with the Company's daily newspapers and non-daily publications.

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

From September 1993 through September 25, 2005, the Company completed 30 strategic acquisitions (including those described above), acquiring 18 daily newspapers, 294 non-daily publications and four commercial printing companies. Three of the four commercial printing facilities owned by the Company print a number of the Company's non-daily publications and the fourth is a premium quality sheet-fed printing company.

Results of Operations

Thirteen Week Period Ended September 25, 2005 as Compared to the Thirteen Week Period Ended September 26, 2004

For comparison purposes, where noted, the Company's revenues are presented on a pro forma basis, which assumes that all properties currently owned were owned in both the current and prior year periods. Certain operating expenses are presented, where noted, on a same-store basis, which excludes the results of the Company's acquisitions from the current and prior year periods.

Summary.    Net income for the thirteen week period ended September 25, 2005 was $11.5 million, or $0.28 per diluted share, versus $66.1 million, or $1.55 per diluted share, for the thirteen week period ended September 26, 2004. The third quarter of 2004 included the reversal of certain tax accruals amounting to $54.6 million and the write-off of the remaining deferred loan costs associated with the extinguishment of the Company's refinanced credit facility ($1.2 million). Excluding these items reported in the prior year period, comparable net income was $12.2 million or $0.29 per diluted share for the quarter ended September 26, 2004.

Revenues.    For the thirteen week period ended September 25, 2005, the Company's revenues increased $15.2 million, or 12.4 percent, to $138.3 million, as a result of the Company's acquisitions.

Newspaper revenues for the thirteen weeks ended September 25, 2005 as compared to the prior year period increased $15.3 million, or 12.9 percent, to $134.0 million. Advertising revenues increased 14.8 percent to $107.6 million, as compared to $93.7 million for the third quarter of 2004. Circulation revenues for the thirteen week period ended September 25, 2005 increased $1.4 million, or 5.8 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended September 25, 2005 decreased by $0.1 million, or 1.5 percent, to $4.3 million as compared to the prior year period, and represented 3.1 percent of the Company's revenues for the thirteen weeks ended September 25, 2005. Online revenues for the thirteen weeks ended September 25, 2005 increased 50.0 percent to $2.5 million as compared to the prior year period.

The following table sets forth the Company's total advertising revenues, by category, for the thirteen week periods ended September 25, 2005 and September 26, 2004:

	Thirteen Weeks Ended
(Dollars in thousands)	Sept. 25, 2005	Sept. 26, 2004	% Increase
Local	$56,545	$50,383	12.2%
Classified	46,016	38,664	19.0%
National	5,016	4,690	6.9%
Total advertising revenues	$107,577	$93,737	14.8%

Pro forma newspaper revenues.    On a pro forma basis, total newspaper revenues for the thirteen week period ended September 25, 2005 decreased $2.1 million, or 1.5 percent, to $134.0 million from $136.1 million in the prior year period. Pro forma advertising revenues decreased $1.1 million, or 1.0 percent. Classified advertising revenues increased 0.4 percent, retail advertising revenues decreased 1.9 percent and national advertising revenues decreased 3.9 percent, each on a pro forma basis for the thirteen weeks ended September 25, 2005, as compared to the thirteen weeks ended September 26, 2004. The increase in classified advertising revenues resulted from a 10.8 percent increase in pro forma classified employment advertising revenues and a 5.5 percent increase in pro forma classified real estate advertising revenues, partially offset by a 14.9 percent decrease in pro forma classified automotive advertising revenues. Pro forma circulation revenues declined $1.0 million, or 3.8 percent, as compared to the thirteen week period ended September 26, 2004.

Salaries and employee benefits.    Salaries and employee benefit expenses were 39.2 percent of the Company's revenues for the thirteen week period ended September 25, 2005, as compared to 39.1 percent for the thirteen week period ended September 26, 2004. Salaries and employee benefits increased $6.2 million, or 12.9 percent, to $54.3 million for the thirteen week period ended September 25, 2005. The increase in salaries and benefits is due to the Company's 2004 acquisitions. On a same-store basis, salaries and benefits decreased $0.4 million, or 0.9 percent, for the thirteen weeks ended September 25, 2005 as compared to the prior year period.

Newsprint, ink and printing charges.    For the thirteen week period ended September 25, 2005, newsprint, ink and printing charges were 8.9 percent of the Company's revenues, as compared to 8.6 percent for the thirteen week period ended September 26, 2004. Newsprint, ink and printing charges for the thirteen week period ended September 25, 2005 increased $1.7 million, or 15.8 percent, as compared to the thirteen week period ended September 26, 2004. This increase is principally due to the Company's 2004 acquisitions. The Company's newsprint expense related to the printing of the Company's newspapers (excludes newsprint used for third party commercial printing) decreased 2.2 percent for the thirteen week period ended September 25, 2005 as compared to the prior year period, on a same-store basis, reflecting a decrease in consumption partially offset by an increase in unit cost of approximately 6.5 percent, each on a comparable basis.

Selling, general and administrative.    Selling, general and administrative expenses were 13.5 percent and 13.9 percent of the Company's revenues for the thirteen week periods ended September 25, 2005 and September 26, 2004, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended September 25, 2005 increased $1.5 million, or 9.1 percent, to $18.6 million. This increase was primarily due to the Company's 2004 acquisitions, offset partially by savings in same-store selling, general and administrative expenses. On a same-store basis, selling, general and administrative expenses for the thirteen week period ended September 25, 2005 decreased $0.9 million, or 6.6 percent.

Depreciation and amortization.    Depreciation and amortization expense was 3.6 percent of the Company's revenues for the thirteen week period ended September 25, 2005 as compared to 3.9 percent for the thirteen week period ended September 26, 2004. Depreciation and amortization expense for the thirteen week period ended September 25, 2005 increased $0.3 million, or 5.7 percent, to $5.0 million as compared to the prior year period, primarily due to depreciation and amortization expense associated with the Company's 2004 acquisitions and the Company's new Credit Agreement.

Other expenses.    Other expenses were 14.0 percent and 13.9 percent of the Company's revenues for the thirteen week periods ended September 25, 2005 and September 26, 2004, respectively. Other expenses increased $2.1 million, or 12.5 percent, to $19.3 million for the thirteen week period ended September 25, 2005, as compared to the prior year period, principally as a result of the Company's 2004 acquisitions. On a same-store basis, other expenses decreased 0.8 percent.

Operating income.    Operating income was $28.8 million, or 20.8 percent of the Company's revenues, for the thirteen week period ended September 25, 2005 as compared to $25.4 million, or 20.7 percent of the Company's revenues, for the thirteen week period ended September 26, 2004.

Net interest and other expense.    Net interest and other expense increased $4.7 million, or 88.7 percent, for the thirteen week period ended September 25, 2005 as compared to the thirteen week period ended September 26, 2004. This increase was primarily due to higher interest expense, which resulted from higher prevailing interest rates and an increase in the Company's weighted-average debt outstanding during the third quarter of 2005 as compared to the third quarter of 2004. The increase in the weighted-average debt outstanding is a result of the Company's August 2004 acquisition of 21st Century Newspapers, partially offset by the reduction in debt outstanding funded by the Company's free cash flow.

Provision for income taxes.    The Company reported a provision for income taxes of $7.3 million for the thirteen weeks ended September 25, 2005 as compared to a benefit for income taxes of $47.2 million for the thirteen weeks ended September 26, 2004. The 2004 tax benefit reflects the reversal of previously recorded income tax accruals of $54.6 million that were determined to no longer be required. Excluding the 2004 accrual reversal, the Company's effective tax rate for the thirteen weeks ended September 26, 2004 would have been 39.4 percent as compared to 38.6 percent for the thirteen weeks ended September 25, 2005.

Other information.    EBITDA (which the Company defines as net income plus net interest expense, provision for income taxes, depreciation, amortization, and other non-cash, special or non-recurring charges) was $33.8 million for the thirteen week period ended September 25, 2005 as compared to $30.2 million for the thirteen week period ended September 26, 2004. Free cash flow (which the Company defines as EBITDA minus capital expenditures, net interest expense and cash income taxes) was $15.4 million, or $0.37 per diluted share, for the thirteen week period ended September 25, 2005, as compared to $20.3 million, or $0.48 per diluted share, for the thirteen week period ended September 26, 2004. See "Reconciliation of Certain Non-GAAP Financial Measures."

Thirty-Nine Week Period Ended September 25, 2005 as Compared to the Thirty-Nine Week Period Ended September 26, 2004

For comparison purposes, where noted, the Company's revenues are presented on a pro forma basis, which assumes that all properties currently owned were owned in both the current and prior year periods. Certain operating expenses are presented, where noted, on a same-store basis, which excludes the results of the Company's acquisitions from the current and prior year periods.

Summary.    Net income for the thirty-nine week period ended September 25, 2005 was $34.4 million, or $0.82 per diluted share, versus $91.1 million, or $2.14 per diluted share, for the period ended September 26, 2004. The thirty-nine week period ended September 26, 2004 included the benefit of the reversal of certain tax accruals made in the third quarter of 2004, amounting to $54.6 million and the write-off of the remaining deferred loan costs associated with the extinguishment of the Company's refinanced credit facility ($1.2 million). Excluding these items, comparable net income was $37.2 million or $0.87 per diluted share for the thirty-nine weeks ended September 26, 2004.

Revenues.    For the thirty-nine week period ended September 25, 2005, the Company's revenues increased $89.0 million, or 27.0 percent, to $418.9 million, as a result of the Company's acquisitions. Newspaper revenues for the thirty-nine weeks ended September 25, 2005 as compared to the prior year period increased $87.7 million, or 27.6 percent, to $405.2 million. Advertising revenues for the thirty-nine week period ended September 25, 2005 increased $77.0 million, or 31.0 percent, to $324.8 million as compared to $247.9 million for the thirty-nine week period ended September 26, 2004. Circulation revenues for the thirty-nine week period ended September 25, 2005 increased $10.7 million, or 15.4 percent, as compared to the prior year period. Commercial printing and other revenues for the thirty-nine weeks ended September 25, 2005 increased by $1.3 million, or 10.8 percent, to $13.8 million as compared to the prior year period and represented 3.3 percent of the Company's revenues for the thirty-nine weeks ended September 25, 2005. Online revenues for the thirty-nine weeks ended September 25, 2005 were $6.8 million, an increase of 57.6 percent as compared to the prior year period.

The following table sets forth the Company's total advertising revenues, by category, for the thirty-nine week periods ended September 25, 2005 and September 26, 2004:

	Thirty-Nine Weeks Ended
(Dollars in thousands)	Sept. 25, 2005	Sept. 26, 2004	% Increase
Local	$172,937	$133,292	29.7%
Classified	136,306	101,744	34.0%
National	15,585	12,837	21.4%
Total advertising revenues	$324,828	$247,873	31.0%

Pro forma newspaper revenues.    On a pro forma basis, total newspaper revenues for the thirty-nine week period ended September 25, 2005 decreased $3.4 million, or 0.8 percent, to $405.2 million as compared to the prior year period. Advertising revenues on a pro forma basis for the thirty-nine week period ended September 25, 2005 decreased 0.3% compared to the prior year period. Classified advertising revenues increased 1.3 percent, retail advertising revenues decreased 1.5 percent and national advertising decreased 1.7 percent for the thirty-nine weeks ended September 25, 2005, each on a pro forma basis and as compared to the thirty-nine weeks ended September 26, 2004. The increase in classified advertising revenues resulted from a 10.0 percent increase in pro forma classified employment advertising revenues and a 4.0 percent increase in pro forma classified real estate advertising revenues, partially offset by a 10.7 percent decrease in pro forma classified automotive advertising revenues. Pro forma circulation revenues declined $2.3 million, or 2.7 percent, as compared to the thirty-nine week period ended September 26, 2004.

Salaries and employee benefits.    Salaries and employee benefit expenses were 39.6 percent of the Company's revenues for the thirty-nine week period ended September 25, 2005, as compared to 38.4 percent for the thirty-nine week period ended September 26, 2004. Salaries and employee benefits increased $38.9 million, or 30.7 percent, for the thirty-nine week period ended September 25, 2005 to $165.7 million. The increase in salaries and benefits is due to the Company's 2004 acquisitions. On a same-store basis, salaries and employee benefits decreased $0.5 million, or 0.5 percent, for the thirty-nine weeks ended September 25, 2005 as compared to the prior year period.

Newsprint, ink and printing charges.    For the thirty-nine week period ended September 25, 2005, newsprint, ink and printing charges were 8.7 percent of the Company's revenues, as compared to 8.1 percent for the thirty-nine week period ended September 26, 2004. Newsprint, ink and printing charges for the thirty-nine week period ended September 25, 2005 increased $9.6 million, or 35.7 percent, as compared to the thirty-nine week period ended September 26, 2004. This increase is due to the Company's 2004 acquisitions. The Company's newsprint expense increased 0.1 percent for the thirty-nine week period ended September 25, 2005 as compared to the prior year period on a same-store basis. The increase in same-store newsprint expense is due to an increase in unit costs of approximately 8.0 percent, offset by a decline in consumption, each on a comparable basis.

Selling, general and administrative.    Selling, general and administrative expenses were 14.3 percent and 13.6 percent of the Company's revenues for the thirty-nine week periods ended September 25, 2005 and September 26, 2004, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirty-nine week period ended September 25, 2005 increased $15.1 million, or 33.7 percent, to $60.0 million. This increase was primarily due to the Company's 2004 acquisitions and costs associated with the successful completion of the internal control assessment for fiscal year 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley 404"). On a same-store basis, selling, general and administrative expenses for the thirty-nine week period ended September 25, 2005 increased $0.4 million, or 1.0 percent, primarily as a result of the increase in costs associated with Sarbanes-Oxley 404, partially offset by reductions in certain other selling, general and administrative expenses.

Depreciation and amortization.    Depreciation and amortization expense for the thirty-nine week periods ended September 25, 2005 and September 26, 2004 was 3.7 percent of the Company's revenues. Depreciation and amortization expense for the thirty-nine week period ended September 25, 2005 increased $3.2 million, or 26.6 percent, to $15.4 million as compared to the prior year period, primarily due to depreciation and amortization expense associated with the Company's 2004 acquisitions and the Company's new Credit Agreement.

Other expenses.    Other expenses were 13.7 percent and 14.1 percent of the Company's revenues for the thirty-nine week period ended September 25, 2005 and the thirty-nine week period ended September 26, 2004, respectively. Other expenses increased $10.9 million, or 23.5 percent, to $57.3 million in the thirty-nine week period ended September 25, 2005. This increase was due to the Company's 2004 acquisitions. On a same-store basis, other expenses decreased $0.3 million, or 0.8 percent.

Operating income.    Operating income was $84.3 million, or 20.1 percent of the Company's revenues, for the thirty-nine week period ended September 25, 2005 as compared to $73.0 million, or 22.1 percent of the Company's revenues, for the thirty-nine week period ended September 26, 2004.

Net interest and other expense.    Net interest and other expense increased $16.1 million, or 136.7 percent, for the thirty-nine week period ended September 25, 2005 as compared to the thirty-nine week period ended September 26, 2004. This increase was primarily due to higher interest expense, which resulted from higher prevailing interest rates and an increase in the Company's weighted-average debt outstanding during the thirty-nine weeks ended September 25, 2005 as compared to the thirty-nine weeks ended September 26, 2004. The increase in the weighted-average debt outstanding is due to the Company's August 2004 acquisition of 21st Century Newspapers, partially offset by the reduction in debt outstanding funded by the Company's free cash flow.

Provision for income taxes.    The Company reported a provision for income taxes of $22.0 million for the thirty-nine weeks ended September 25, 2005 as compared to a benefit for income taxes of $31.1 million for the thirty-nine weeks ended September 26, 2004. The 2004 tax benefit reflects the reversal of previously recorded income tax accruals of $54.6 million that were determined to no longer be required. Excluding the 2004 accrual reversal, the Company's effective tax rate for the thirty-nine weeks ended September 26, 2004 would have been 39.3 percent as compared to 39.0 percent for the thirty-nine weeks ended September 25, 2005.

Other information.    EBITDA (which the Company defines as net income plus net interest expense, provision for income taxes, depreciation, amortization, and other non-cash, special or non-recurring charges) was $99.6 million in the thirty-nine week period ended September 25, 2005, as compared to $85.1 million for the thirty-nine week period ended September 26, 2004. Free cash flow (which the Company defines as EBITDA minus capital expenditures, net interest expense and cash income taxes) was $53.6 million, or $1.27 per diluted share, for the thirty-nine week period ended September 25, 2005, as compared to $52.2 million, $1.23 per diluted share, for the thirty-nine week period ended September 26, 2004, reflecting free cash flow from operations and the utilization of the net operating loss carry-forwards acquired in connection with the 21st Century acquisition. See "Reconciliation of Certain Non-GAAP Financial Measures."

Liquidity and Capital Resources

The Company's operations have historically generated strong positive cash flow. The Company believes that cash flows from operations and the availability of funds from external sources will be sufficient to fund its operating needs, capital expenditure requirements and long-term debt obligations and will provide it with flexibility to finance its acquisition strategy, share repurchase program and new cash dividend policy. The Company initiated a cash dividend policy on July 27, 2005 and declared its first quarterly cash dividend of $0.02 per share of common stock, which was paid on October 3, 2005 to shareholders of record on September 7, 2005.

Cash flows from operating activities.    Net cash provided by operating activities for the thirty-nine week period ended September 25, 2005 was $67.4 million as compared to $58.2 million for the thirty-nine week period ended September 26, 2004. Current assets were $83.7 million and current liabilities were $70.4 million as of September 25, 2005, as compared to current assets of $94.0 million and current liabilities of $76.9 million as of December 26, 2004. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability in accordance with its terms.

Cash flows from investing activities.    Net cash used in investing activities was $9.1 million for the thirty-nine week period ended September 25, 2005. Cash used in investing activities for the thirty-nine week period ended September 25, 2005 was for investments in property, plant and equipment. Net cash used in investing activities was $423.2 million for the thirty-nine week period ended September 26, 2004, and was for investments in property, plant and equipment and for purchases of businesses. The Company has a capital expenditure program for its existing operations of approximately $18 million in place for 2005, which includes: spending on technology, including prepress and business systems, computer hardware and software; buildings; other machinery and equipment; and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

Cash flows from financing activities.    Net cash used in financing activities was $58.4 million for the thirty-nine week period ended September 25, 2005, primarily related to the utilization of free cash flow to repay $46.6 million of debt and capital lease obligations and to repurchase approximately $12.4 million of the Company's common stock. Net cash provided by financing activities was $365.0 million for the thirty-nine week period ended September 26, 2004, which reflects proceeds of $795.0 million received from the issuance of new long-term debt and $6.15 million of proceeds from stock option exercises, offset partially by the utilization of $424.2 million to repay and extinguish prior long-term debt and $11.9 million in financing costs paid on the new borrowing.

Debt and Interest Rate Derivatives.    The Credit Agreement provides for (i) two secured term loan facilities ("Term Loan A" and "Term Loan B" or collectively, the "Term Loans"), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the "Revolving Credit Facility") of $425 million. The Credit Agreement also provides for an uncommitted, multiple draw term loan facility (the "Incremental Facility") in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of September 25, 2005, the maximum availability under the Revolving Credit Facility was $311.9 million (including the impact of $6.2 million in outstanding letters of credit issued under the Credit Agreement), with approximately $206.0 million currently available based on the terms of the Credit Agreement.

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

A commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent per annum based on the quarterly calculation of the Company's Total Leverage Ratio (as defined in the Credit Agreement). At September 25, 2005, the Company's commitment fee was 0.375 percent.

The Company's long-term debt as of September 25, 2005 and December 26, 2004 was comprised of the following:

(In thousands)	September 25, 2005	December 26, 2004
Term Loan A	$275,000	$275,000
Term Loan B	350,000	350,000
Revolving Credit Facility	106,900	153,300
Total Long-Term Debt	731,900	778,300
Less: Current Portion	—	—
Total Long-term debt, less current portion	$731,900	$778,300

The aggregate maturities payable under the Term Loans for the following years are as follows (in thousands):

2006	$7,750
2007	$34,438
2008	$48,188
2009	$61,937
2010	$71,562
2011	$69,500
2012	$331,625

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

The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company's subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, including the maintenance of certain financial ratios, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of September 25, 2005, the Company was in compliance with the financial covenants contained in the Credit Agreement.

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

Interest Rate Collars.    Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the Floor, the Company will pay cash to the issuers to compensate for the rate below the Floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of September 25, 2005, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company's existing Collars and contracts for Collars that have an effective date occurring in the future, in each case at September 25, 2005:

Effective Date	Cap (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps.    Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of September 25, 2005 the aggregate notional amount of existing Swaps in effect was $260 million.

The following table summarizes the Company's existing Swaps and executed contracts for Swaps not yet effective, if any, in each case at September 25, 2005:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$ 50 million	3.0 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$112 million(1)	4.75 years

(1) Represents the average of an amortizing notional amount.

Under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss ("OCI"). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen and thirty-nine week periods ended September 25, 2005 and the fiscal year ended December 26, 2004. The Company reported a deferred loss in OCI as of September 25, 2005 of approximately $495,000 compared to a total deferred loss of approximately $26,000 at December 26, 2004 (net of $3.5 million and $18,000 of deferred taxes, respectively).

Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

The Company's weighted-average effective interest rate was approximately 5.3 percent and 4.8 percent for the thirteen and thirty-nine week periods ended September 25, 2005, respectively, and approximately 3.6 percent and 3.3 percent for the thirteen and thirty-nine week periods ended September 26, 2004, respectively.

The Company leases office space and equipment under non-cancelable leases. These leases contain several renewal options for periods up to seven years. The Company's future minimum lease payments under non-cancelable operating leases in effect as of December 26, 2004, are as follows (in thousands):

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

Critical Accounting Policies and Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated interim financial statements, which have been prepared, by the Company, without audit, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and actuarial studies and on other assumptions that are believed to be reasonable and applicable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), which replaces SFAS No.123, Accounting for Stock-Based Compensation ("SFAS 123") and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC announced a deferral of the effective date of SFAS 123(R) until the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. SFAS 123(R) will become effective for the Company beginning in the first fiscal quarter of 2006. See "Stock-Based Compensation Costs" above in Note 4 of Notes to Condensed Consolidated Financial Statements for the pro forma net income and pro forma net income per share amounts for the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004, which reflects the pro forma impact on the Company pursuant to a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. The Company is evaluating the requirements of SFAS 123(R) and has not yet determined the method of adoption, nor has the Company determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 provided in Note 4 referred to above.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued.

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

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, Journal Register Company's calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between (i) net income and EBITDA and (ii) net income and free cash flow, in each case for the thirteen and thirty-nine week periods ended September 25, 2005 and September 26, 2004.

	Thirteen weeks ended		Thirty-Nine weeks ended
(In thousands, except per share amounts)	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net income	$11,524	$66,088	$34,395	$91,095
Add: Provision for income taxes	7,251	(47,194)	22,022	(31,083)
Add: Loss on write-off of debt issuance costs	—	1,211	—	1,211
Add: Net interest expense and other	10,015	5,307	27,858	11,770
Operating income	28,790	25,412	84,275	72,993
Add: Depreciation and amortization	5,015	4,745	15,367	12,134
EBITDA	33,805	30,157	99,642	85,127
Less: Capital expenditures	(4,856)	(3,356)	(9,720)	(8,426)
Less: Interest expense	(10,015)	(5,234)	(27,858)	(11,631)
Less: Cash income taxes (1)	(3,570)	(1,282)	(8,463)	(12,836)
Free cash flow	$15,364	$20,285	$53,601	$52,234
Free cash flow, per diluted share	$0.37	$0.48	$1.27	$1.23
Net income, as reported	$11,524	$66,088	$34,395	$91,095
Less: Special Items (2)	—	(53,914)	—	(53,914)
Adjusted Net Income (2)	$11,524	$12,174	$34,395	$37,181
Adjusted Net Income Per Diluted Share	$0.28	$0.29	$0.82	$0.87

(1)	Cash income taxes represent the application of the Company's expected current year effective income tax rate to the income before provision for income taxes for each period presented, without regard to the actual timing of such payment, reduced by the benefit of the anticipated utilization of available net operating loss carry-forwards.

(2)	Adjusted net income excludes the net effect of (i) the reversal of certain tax accruals in the third quarter of 2004 ($54.6 million) and (ii) a special charge of approximately $1.2 million ($0.7 million net of tax effect) in the third quarter of 2004 related to the extinguishment of the Company's refinanced credit facility.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking information about Journal Register Company that is intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements can be identified by the use of forward-looking terminology such as "believe," "expect," "may," "will," "should," "project," "plan," "seek," "intend," or "anticipate" or the negative thereof or comparable terminology, and include discussions of strategy, financial projections and estimates and their underlying assumptions, and statements about the future performance, operations, products and services of the Company. These forward-looking statements involve a number of risks and uncertainties, which could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, the success of the Company's acquisition strategy, including the acquisition of 21st Century Newspapers, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, including the acquisition of 21stCentury Newspapers, competitive pressures, general or regional economic conditions and advertising trends, the unavailability or a material increase in the price of newsprint and increases in interest rates. These and additional risk factors are outlined in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

At September 25, 2005, the Company had Collars in place with respect to an aggregate notional amount of $300 million of the Company's outstanding indebtedness and Swaps with respect to an aggregate notional amount of $260 million of the Company's outstanding indebtedness. In addition, the Company had contracts for Collars and Swaps that have effective dates occurring in the future with respect to additional notional amounts. See Note 6 of Notes to Condensed Consolidated Financial Statements. There was no initial cost associated with the Company's existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in variable interest rates, the annual impact on the Company's pre-tax earnings would be approximately $ 2.9 million.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (the "Principal Executive Officer") and the Company's President and Chief Operating Officer and (the "Principal Financial Officer"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During fiscal year 2004, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include: (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications; and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company's internal and disclosure controls and its operating efficiencies. As of September 25, 2005, the implementation of the financial applications was in process and deployment of the advertising and circulation management applications began in the third quarter of 2005. The implementation of the financial applications has involved changes in systems that included internal controls, and accordingly, these changes have required changes to the Company's system of internal controls. The Company has reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems were implemented. The Company believes that the controls as modified are appropriate and functioning effectively.

PART II.    OTHER INFORMATION

Item 5.    Other Information

On October 27, 2005, the Compensation Committee and the Board of Directors approved the acceleration of vesting of all unvested outstanding stock options to October 27, 2005. In total, the vesting of 1,445,960 outstanding stock options have been accelerated. These stock options were awarded under the Company's 1997 Stock Incentive Plan (Amended and Restated). All other terms and conditions of such outstanding stock options remain applicable. The Company's closing stock price on October 27, 2005 was $15.68. The acceleration of the vesting of the stock options will have the effect of reducing pro forma earnings in the current fourth quarter by approximately $2.9 million or $0.07 per diluted share. The acceleration of the vesting will reduce the expense the Company would otherwise be required to record in 2006 and beyond when the new accounting rule for stock options becomes effective. For additional information regarding the Company's outstanding stock options, reference is made to Note 4-Stock Based Compensation Costs to Condensed Consolidated Financial Statements.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated By-laws.
4.1	Company Common Stock Certificate (filed as Exhibit 4.1 the Company's Registration Statement on Form S-1, Registration No. 333-23425, and incorporated herein by reference).
4.2	Rights Agreement dated as of July 17, 2001 between the Company and the Bank of New York, as Rights Agent (filed as Exhibit 4.1 to the Company's Report on Form 8-K dated July 18, 2001, File No. 1-12955, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 2, 2005	JOURNAL REGISTER COMPANY
By: /s/ Jean B. Clifton
Jean B. Clifton President and Chief Operating Officer (Also signing on behalf of the registrant as principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.
3.2	Amended and Restated By-laws.
4.1	Company Common Stock Certificate (filed as Exhibit 4.1 the Company's Registration Statement on Form S-1, Registration No. 333-23425, and incorporated herein by reference).
4.2	Rights Agreement dated as of July 17, 2001 between the Company and the Bank of New York, as Rights Agent (filed as Exhibit 4.1 to the Company's Report on Form 8-K dated July 18, 2001, File No. 1-12955, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.