Form 10-K
period 2005-12-25
JOURNAL REGISTER CO
filed 2006-03-10
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2005
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12955

JOURNAL REGISTER COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3498615
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 West State Street
Trenton, New Jersey 08608-1298
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code: (609) 396-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and non-accelerated filer’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  Accelerated filer  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes   No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant's Common Stock as reported on the New York Stock Exchange on June 24, 2005 was $722,852,690 . The registrant has no non-voting common equity.

As of February 27, 2006, 40,123,847 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

Documents Incorporated by Reference. The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders (‘‘2006 Proxy Statement’’), which will be filed on or before April 5, 2006.

Cautionary Statement Regarding
Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s (as hereinafter defined) expectations, forecasts, projections, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the plans and objectives of the Company for future operations and trends affecting the Company’s financial condition and results of operations. In addition, the words ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘believes’’ and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the unavailability or a material increase in the price of newsprint, the success of the Company’s acquisition strategy, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures, general or regional economic conditions, advertising trends and material increases in interest rates. These and other factors are discussed in more detail below under ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Factors That May Affect the Company’s Future Performance.’’ Such factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business.

General

Journal Register Company (the ‘‘Company’’) is a leading U.S. newspaper publisher that owns and operates 27 daily newspapers and 349 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia, Michigan, Connecticut, Greater Cleveland, New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company’s total paid circulation is approximately 628,000 daily and 658,000 Sunday, and total non-daily distribution is approximately 6 million. The Company’s mission is to make its newspapers the number one provider of local information in the markets they serve, both in print and online.

The Company’s newspapers are characterized by their intense focus on the coverage of local news and local sports, their compelling graphic design and their colorful, reader-friendly packages. The Company is also committed to expanding its business through its Internet initiatives, and currently operates 212 Web sites that are affiliated with the Company’s daily newspapers and non-daily publications and its recently acquired network of employment Web sites.

The principal elements of the Company’s strategy are to: (i) expand advertising revenues and readership in print and online; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards. The Company’s objective is to produce high quality products every day that enable the Company to grow its revenues, cash flows and net income.

The Company is a leader in the newspaper industry in executing a clustering strategy. The Company believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing, production and back-office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering enables the Company’s advertisers to expand their reach and target their message both geographically and demographically.

From September 1993 through December 2005, the Company successfully completed 31 acquisitions and two dispositions.

On December 6, 2005, the Company completed the acquisition of the assets of JobsInTheUS, based in Westbrook, Maine. This acquisition included the online recruiting Web sites of JobsInTheUS.com, JobsInME.com, JobsInNH.com, JobsInVT.com, JobsInRI.com, JobsInMa.com and other domain names. Founded in 1999, JobsInTheUS is one of the fastest-growing local job Internet sites — both in terms of unique visits to the Web sites and jobs posted. The acquired company specializes in state-specific job Internet sites where qualified candidates who want to work in a particular region find a match with local employers at a lower cost for employers than other recruiting methods. JobsInTheUS is expected to become the cornerstone of the Company’s expanded online recruitment product and when paired with the Company’s local newspapers and websites, an important step for the future of the Company.

During fiscal year 2004, the Company completed four acquisitions, highlighted by the August 12, 2004 acquisition of 21st Century Newspapers, Inc. (‘‘21st Century’’), which operates one of the largest newspaper clusters in the United States. Located in Michigan, the Company’s 21st Century subsidiary owns four daily newspapers with combined average daily net paid circulation of approximately 131,000 and combined average Sunday net paid circulation of approximately 175,000. The daily newspapers owned by 21st Century include The Oakland Press in Pontiac, The Macomb Daily in Mt. Clemens, The Daily Tribune in Royal Oak, and The Morning Sun in Mt. Pleasant. The Company’s 21st Century subsidiary also owns 85 non-daily publications with approximately 1.5 million non-daily distribution. The purchase price for the acquisition was $415 million and was paid in cash with the proceeds of a new senior credit facility provided by JPMorgan-Chase Bank.

The majority of the Company’s daily newspapers have been published for more than 100 years and are established franchises with strong identities in the communities they serve. For example, the New Haven Register, the Company’s largest newspaper based on daily circulation, has roots in the New Haven, Connecticut area dating back to 1755. In many cases, the Company’s daily newspapers are the only general circulation daily newspapers published in their respective communities. The Company’s non-daily publications serve well-defined suburban areas.

The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of its newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high product quality standards and uses extensive process color and compelling graphic design to more fully engage existing readers and to attract new readers. The Company’s newspapers typically are produced using advanced prepress pagination technology, and are printed on efficient, high-speed presses.

The Company’s revenues are derived from advertising (78.2 percent of fiscal year 2005 revenues), paid circulation (18.5 percent of fiscal year 2005 revenues), including single-copy sales and subscription sales, and commercial printing and other activities (3.3 percent of fiscal year 2005 revenues). The Company’s advertiser base is predominantly local. The Company’s newspapers and Web sites seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and primarily proprietary local content and creative and interactive promotions. The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America (‘‘NAA’’) study. Single-copy sales also tend to generate higher profit margins than subscription sales, as single-copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company’s circulation base. The Company also publishes numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company’s management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

The Company’s advertising revenues in 2005 were derived primarily from a broad group of local retailers (approximately 54 percent) and classified advertisers (approximately 41 percent). No single advertiser accounted for more than one percent of the Company’s total fiscal year 2005 revenues. The Company’s management believes that its advertising revenues tend to be relatively stable because its newspapers rely primarily on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising that accounts for only approximately five percent of the Company’s advertising revenues.

Substantially all of the Company’s operations relate to newspaper publishing. In addition to its daily newspapers and non-daily publications, the Company currently owns three commercial printing operations and operates 212 Web sites that complement and enhance its publishing operations.

Overview of Operations

The Company’s operations are clustered in seven geographic areas:

Greater Philadelphia.    The suburban Philadelphia area is one of the fastest growing and most affluent areas in Pennsylvania. Since 1990, the population of the areas covered by the Company’s Greater Philadelphia Cluster has increased approximately 12 percent. The average household income is 24 percent above the national average.

The Company owns seven daily newspapers and 131 non-daily publications serving areas surrounding Philadelphia. These publications include, in Pennsylvania: the Delaware County Daily and Sunday Times (Primos); the Daily Local News (West Chester); The Mercury (Pottstown); The Times Herald (Norristown); The Reporter (Lansdale); The Phoenix (Phoenixville); Montgomery Newspapers, a group of 25 non-daily publications; News Gleaner Publications, which includes eight weekly publications serving Northeast Philadelphia and seven monthly publications serving Montgomery County, Pennsylvania; the InterCounty Newspaper Group, a group of 18 weekly newspapers serving suburban Philadelphia and central and southern New Jersey; Chesapeake Publishing, a group of 15 non-daily publications; Town Talk Newspapers (Media), a group of seven non-daily publications; County Press Publications, a group of six publications; Acme Newspapers, a group of four non-daily newspapers, including the Main Line Times, serving Philadelphia’s affluent Main Line; Suburban Publications, a group of three non-daily publications, and the News of Delaware County, one of the largest community newspapers in the United States audited by the Audit Bureau of Circulations (‘‘ABC’’); the Penny Pincher Shopper publications (Pottstown); and Berks-Mont, a group of 11 non-daily publications serving Berks and Montgomery counties. Also, in New Jersey, the Company owns The Trentonian (Trenton, NJ), a daily newspaper operation. The Company also owns two commercial printing companies in Pennsylvania, one of which prints more than 60 of the Company’s non-daily publications in addition to printing for other non-affiliated customers, and the other is a premium quality sheet-fed printing operation.

The seven Greater Philadelphia Cluster daily newspapers have aggregate daily circulation of approximately 177,900 and aggregate Sunday circulation of approximately 158,000. The Company’s aggregate non-daily distribution in the Company’s Greater Philadelphia Cluster is approximately 1.3 million.

In January 2005, the Company launched It’s All About Women, a monthly tabloid publication of 10,000 distributed in the Pottstown, Pennsylvania market. This publication addresses the challenges that women face in the 21st Century. Also in January 2005, the Company launched a direct-mail monthly publication, Life in the Schuylkill Heritage Area, targeting new homeowners in the Tri-County area. In March 2005, the Company launched Home and Garden Design, a bimonthly magazine featuring ideas for home remodeling, gardening and interior design targeted at the fast-growing Pottstown Mercury market area.

In September 2005, The Times Herald launched La Voz, a Spanish-language publication distributed primarily in the Norristown area, with additional distribution in Bridgeport and Conshohocken, Pennsylvania. This publication was originally launched as an every-other-week publication and the distribution frequency was subsequently increased to weekly in January 2006. This publication is distributed by carrier and serves a fast- growing Spanish-speaking area in suburban Philadelphia.

In September 2005, Berks-Mont Newspaper group launched the Westside Weekly, a community newspaper distributed in the West Reading/Wyomissing area of suburban Reading, Pennsylvania. This publication has distribution of 7,500 and serves the most affluent area of the Berks County market.

In October 2005, Berks-Mont Newspaper group launched La Voz, a weekly Spanish-language newspaper distributed in Reading, Pennsylvania and surrounding communities.

The following table sets forth information regarding the Company's publications in Greater Philadelphia:

Publication	Year Originated(1)	Year Acquired		Principal Location	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
Delaware County Daily and Sunday Times	1876	1998		Primos, PA	45,976	41,346
Daily Local News	1872	1986		West Chester, PA	28,779	29,393
The Mercury	1930	1998		Pottstown, PA	24,044	26,447
The Times Herald	1799	1993		Norristown, PA	16,501	29,306
The Reporter	1870	2001		Lansdale, PA	17,872
The Phoenix	1888	1986		Phoenixville, PA	3,694
The Trentonian	1945	1985		Trenton, NJ	41,016	31,499
Montgomery Newspapers
25 publications	1872	2001		Ft. Washington, PA			273,333
News Gleaner Publications
15 publications	1882	2002		Philadelphia, PA			165,746
Berks-Mont Newspapers 10 publications	1857	2004		Quakertown, PA			133,491
Chesapeake Publishing
15 publications	1869	2001		Kennett Square, PA			85,195
Town Talk Newspapers 7 publications	1964	1998		Ridley, PA			85,200
InterCounty Newspaper Group
18 publications	1869	1997		Newtown, PA			73,056
Penny Pincher Shoppers 7 publications	1988	1998		Pottstown, PA			57,200
Acme Newspapers 4 publications	1930	1998		Ardmore, PA			62,188
Suburban Publications 3 publications	1885	1986		Wayne, PA			29,690
County Press Publications 6 publications	1931	2002		Newtown Square, PA			20,446
Tri-County Record	1975	1986		Morgantown, PA			40,200
Real Estate Today	1978	1998		Pottstown, PA			32,000
The Homes Magazine	1988	1988	(4)	West Chester, PA			16,750
Chester County Kids	2001	2001	(4)	West Chester, PA			18,000
The Village News	1980	1986		Downingtown, PA			18,000
Township Voice	1991	1991		Phoenixville, PA			15,000
El Latino Expreso	2004	2004	(4)	Trenton, NJ			14,300
The Times Record	1980	1986		Kennett Sq., PA			9,000
Blue Bell Journal	1999	1999	(4)	Blue Bell, PA			5,200
All About Women	2005	2005	(4)	Pottstown, PA			10,000
Life in the Schuylkill Heritage Area	2005	2005	(4)	Pottstown, PA			10,000
Home & Garden Design	2005	2005	(4)	Pottstown, PA			10,000
La Voz	2005	2005	(4)	Norristown, PA			5,000
La Voz	2005	2005	(4)	Reading, PA			5,480
Total Market Coverage (‘‘TMC’’) (7 publications)							131,516
TOTAL					177,882	157,991	1,325,991

(1)	For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)	Circulation averages are according to the most recently released Audit Bureau of Circulation (‘‘ABC’’) Audit Reports.

(3)	Non-daily distribution includes both paid and free distribution.

(4)	Represents the year the Company started the publication.

The majority of the Company’s Pennsylvania publications are located within a 30-mile radius of Philadelphia. The Company’s newspapers generally serve geographic areas with highly desirable demographics. The Delaware County Daily and Sunday Times serves an area that has a population of 347,597. The population grew slightly from 1990 to 2005. The Delaware County Daily and Sunday Times’ market area has an average household income of $71,651, which is 11 percent above the national average. The Daily Local News serves an area which has a population of 365,502 and had population growth of approximately 25 percent from 1990 to 2005. The Daily Local News serves an area that has an average household income of $104,928, which is 62 percent above the national average. The Mercury, located west of Philadelphia, serves an area that has a population of 246,515 and had population growth of approximately 27 percent from 1990 to 2005. The area The Mercury serves has an average household income of $76,791, which is 18 percent above the national average. The Times Herald serves an area that has a population of 376,015 and had population growth of approximately 19 percent from 1990 to 2005. The Times Herald’s market area has an average household income of $91,095, which is 41 percent above the national average. The Reporter serves an area that has a population of 201,937 and had population growth of approximately 26 percent from 1990 to 2005. The Reporter’s market area has an average household income of $95,087, which is 47 percent above the national average. The Phoenix serves an area that has a population of 202,054 and had population growth of approximately 31 percent from 1990 to 2005. The Phoenix’s market area has an average household income of $94,703, which is 46 percent above the national average. The Company’s weekly newspaper group, Suburban Publications, which is located on the Main Line in suburban Philadelphia, serves an area that has a population of 261,385 and had population growth of approximately 16 percent from 1990 to 2005. The market area served by Suburban Publications has an average household income of $112,996, which is 74 percent above the national average. The Main Line Times, the flagship of the Company’s Acme Newspaper group, serves an area that has a population of 125,127 and had population growth of approximately four percent from 1990 to 2005. The Main Line Times’ market area has an average household income of $136,461, which is 111 percent above the national average. The majority of the Company’s Pennsylvania properties are located within 20 miles of the area's largest retail complex, the King of Prussia Mall, which is the largest shopping center in the United States based on retail square footage. The Trentonian is published in Trenton, the capital of New Jersey, which is located 35 miles northeast of Philadelphia and 65 miles southwest of New York City. The Trentonian serves an area that has a population of 300,987 and had population growth of approximately six percent from 1990 to 2005. This area has an average household income of $74,609, which is 15 percent above the national average.

As a result of the synergies in the Company’s Greater Philadelphia Cluster, the Company has been able to cross-sell advertising into multiple publications. The nature of the cluster also allows for the implementation of significant cost savings programs. For example, in December 2001, the Company commenced operations at a new production facility, Journal Register Offset, located in Exton, Pennsylvania. This plant produces five of the Company’s seven dailies — the Daily Local News, The Mercury, The Times Herald, The Reporter and The Phoenix — and 57 of the Company’s 131 non-daily publications in the Company’s Greater Philadelphia Cluster. The Exton facility produces award-winning product quality and generates significant cash operating expense savings. In addition, the Company’s publications in its Greater Philadelphia Cluster share several news-gathering resources.

Michigan. In August 2004, the Company acquired 21st Century, which publishes four daily newspapers and 85 non-daily publications. The daily newspapers are The Oakland Press (Pontiac), The Macomb Daily (Mt. Clemens), The Daily Tribune (Royal Oak), and The Morning Sun (Mt. Pleasant). The non-daily publications are primarily aggregated in four groups: the Lapeer Group (Lapeer); Morning Star Group (Mt. Pleasant); Independent Newspapers (Mt. Clemens); and Heritage Newspapers (Southgate). The aggregate circulation of the daily newspapers is approximately 130,600 daily and approximately 174,900 Sunday. The non-daily publications have an aggregate distribution of approximately 1.5 million.

The following table sets forth information regarding the Company’s publications in Michigan:

Publication	Year Originated(1)	Year Acquired	Principal Location	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
Oakland Press	1844	2004	Pontiac	65,547	79,363
Macomb Daily	1839	2004	Mt. Clemens	42,160	68,173
Daily Tribune	1902	2004	Royal Oak	11,600	14,528
The Morning Sun	1879	2004	Mt. Pleasant	11,283	12,825
Morning Star Group
27 publications	1947	2004	Mt. Pleasant			390,623
Heritage Group
21 publications	1869	2004	Southgate			430,148
Independent Newspapers
16 publications	1902	2004	Mt. Clemens			281,300
Lapeer Group
15 publications	1879	2004	Lapeer			186,422
Homes for Sale	1982	2004	Pontiac			41,500
Metro Detroit Job Search	2001	2004	Pontiac			51,400
TMC (4 publications)						143,595
TOTAL				130,590	174,889	1,524,988

(1) For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)	Circulation averages are according to the most recently released ABC Audit Reports.

(3)	Non-daily distribution includes both paid and free distribution.

The Oakland Press and The Daily Tribune are in Oakland County, located in the northwest suburbs of Detroit and the most affluent county in Michigan. Oakland County has a population of 1,213,777 and had population growth of 12 percent from 1990 to 2005. The county has an average household income of $91,539, which is 41 percent above the national average. The Macomb Daily is in Macomb County, which is in the northern suburbs of Detroit. The county has a population of 824,751 and had population growth of 15 percent from 1990 to 2005. It has an average household income of $68,291, which is approximately five percent above the national average. The Morning Sun is in Isabella County, which is located in the central part of the state. Isabella County has a population of 65,319 and had population growth of 20 percent from 1990 to 2005. The county has an average household income of about $50,260. Heritage Newspapers serves an area in the southern and southwestern suburbs of Detroit. The area has a population of 929,447 and had population growth of seven percent from 1990 to 2005. The area has an average household income of $65,705, which is two percent above the national average. Independent (Weekly) Newspapers serve an area in the northern part of the Detroit metro area. The area has a population of 689,757 and had population growth of 25 percent from 1990 to 2005. The area has an average household income of $72,212, which is 11 percent above the national average. The Lapeer Group serves an area in the ‘‘Thumb’’ area of the state that includes Lapeer, Sanilac, Huron, and St. Clair counties. The area has a population of 343,490 and had population growth of 16 percent from 1990 to 2005. The area has an average household income of $60,855. The Morning Star Group serves a large area in the central and northern part of Michigan. The area has a population of 1,404,074 and had population growth of 14 percent from 1990 to 2005. The area has an average household income of $54,035.

Connecticut.    In Connecticut, the Company owns the New Haven Register, a small metropolitan daily newspaper with daily circulation of approximately 87,000 and Sunday circulation of approximately 96,000, four suburban daily newspapers, 78 suburban non-daily publications and one commercial printing company. The suburban daily newspapers in the Connecticut Cluster are The Herald (New Britain), The Bristol Press, The Register Citizen (Torrington) and The Middletown Press. The five daily newspapers have aggregate daily circulation of approximately 129,000 and approximately 132,400 Sunday. The non-daily publications have an aggregate distribution of approximately 1.8 million. Included in the non-daily publications is Connecticut Magazine, the state’s premier lifestyle magazine that was acquired in September 1999. The Company’s Connecticut daily newspapers and non-daily publications serve a statewide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) to Hartford and its suburban areas, to the Greater New Haven area, as well as the Connecticut shoreline from New Haven northeast to New London.

In April 2005, the New Haven Register launched Registro, a weekly Spanish-language publication distributed in the New Haven area. This publication launched with a distribution of 15,000. Due to demand, the distribution was increased to 21,000 expanding to include the Shoreline areas surrounding New Haven, in November 2005.  In January 2006, Registro and El Latino Expreso (New Britain) merged and increased the total distribution from 31,000 to 42,000, with 21,000 in New Haven County and 21,000 in Hartford County. At that time, the El Latino Expreso masthead was dropped in favor of the more recognizable Registro name.

In May 2005, Imprint Newspapers launched four new weekly free-distribution newspapers, Avon Post, Farmington Post, Simsbury Post and the Tri-Town Post. Each is mailed to every household in their respective towns, with the Tri-Town Post covering the three towns of Burlington, Canton and Harwinton. These new weekly publications target the fast-growing and affluent markets in the central Connecticut area.

In May 2005, Shore Line Newspapers successfully launched Shelton Weekly. This free product focuses on reporting the life story of the fast-growing Shelton, Connecticut area.

The following table sets forth information regarding the Company’s publications in Connecticut:

	Year Originated(1)	Year Acquired		Principal Location	Daily Circulation(2)	Sunday Circulation(2)		Non-Daily Distribution(3)
Publication
New Haven Register	1755	1989		New Haven	86,916	95,890
The Herald	1881	1995		New Britain	13,518	28,390	(6)
The Bristol Press	1871	1994		Bristol	12,091	—	(6)
The Register Citizen	1889	1993		Torrington	8,222	8,120
The Middletown Press	1884	1995		Middletown	8,273	—	(6)
Connecticut Magazine
4 publications	1938	1999		Trumbull				820,947
Shore Line Newspapers
10 publications	1877	1995		Guilford				75,757
Imprint Newspapers 14 publications	1880	1995		Bristol				90,437
Litchfield County Times Group
3 publications	1981	2001		New Milford				24,891
Elm City Newspapers
7 publications	1931	1995		Milford				65,416
Housatonic Publications
6 publications	1825	1998		New Milford				35,149
Minuteman Newspapers
3 publications	1993	1998		Westport				63,000
Luxury Living	2004	2004	(4)	New Haven				30,000
Play	2004	2004	(4)	New Haven				22,000
Registro	2005	2005	(4)(5)	New Haven				41,975
Gamer Publications
3 publications	1981	1995		Bristol				53,000
Foothills Trader
3 publications	1965	1995		Torrington				49,927
Connecticut County Kids
2 publications	1989	1996		Westport				40,000
Main Street News
3 publications	1989	2002		Essex				23,353
East Hartford Gazette	1885	1995		East Hartford				18,600
Homefinder	1976	1995		New Britain				14,810
Thomaston Express	1874	1994		Thomaston				1,489
TMC (14 publications)								359,194
TOTAL					129,020	132,400		1,829,945

(1)	For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)	Circulation averages are according to the most recently released ABC Audit Reports.

(3)	Non-daily distribution includes both paid and free distribution. The Connecticut Vacation Guide, one of Connecticut Magazine’s publications, which is published annually, has an annual distribution of 500,000. Another Connecticut Magazine publication, Connecticut Bride, is published twice per year with a distribution of 30,000 per issue.

(4)	Represents the year the Company started the publication.

(5)	El Latino Expreso was merged into Registro in 2006.

(6)	The Sunday Herald Press is a combined Sunday newspaper that serves the markets served by The Herald, The Bristol Press and The Middletown Press with three zoned editions.

The Company’s Connecticut publications serve communities with attractive demographics. The New Haven Register is the Company's largest newspaper based on daily circulation and is the second largest daily circulation newspaper in Connecticut. The New Haven Register serves a primary circulation area comprised of the majority of New Haven County and portions of Fairfield, Middlesex and New London counties. This area (including the portions of Fairfield County, which are also served by related non-daily publications) has a population of 707,974 and had population growth of approximately eight percent from 1990 to 2005. This area has an average household income of $76,546, which is 18 percent above the national average, and a retail environment comprised of approximately 7,600 stores. The New Haven Register’s primary circulation area is home to a number of large and well-established institutions, including Yale University and Yale-New Haven Hospital. As a result of its proximity to the large media markets of New York City, Boston and Hartford, New Haven has only two locally licensed television stations (which serve a statewide, rather than a local, audience). The radio market in New Haven is also fragmented. Consequently, the Company’s management believes that the New Haven Register is a very powerful local news and advertising franchise for the Greater New Haven area.

The Herald, The Bristol Press and The Middletown Press serve contiguous areas between New Haven and Hartford. The Bristol Press serves an area that has a population of 96,618 and had population growth of approximately two percent from 1990 to 2005. The Bristol Press’ market area has an average household income of $62,936. The Middletown Press serves an area that has a population of 163,445 and had population growth of approximately 15 percent from 1990 to 2005. The area served by The Middletown Press has an average household income of $80,869, which is 25 percent above the national average. The Herald serves an area that has a population of 109,064. The Herald’s market area has an average household income of $57,544. The Register Citizen serves an area that has a population of 83,820 and had population growth of approximately five percent from 1990 to 2005. The Register Citizen’s market area has an average household income of $69,189, which is seven percent above the national average.

The Company’s Connecticut publications benefit from cross-selling of advertising, as well as from editorial, production and back-office synergies. For example, the New Haven Register gathers statewide news for all of the Company's Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; and The Herald and The Middletown Press are printed at one facility, as are The Register Citizen and The Bristol Press. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by The Herald, The Bristol Press and The Middletown Press, the Company launched a combined Sunday newspaper, The Herald Press, which serves the readers of these three daily newspapers with three zoned editions and has a Sunday circulation of approximately 28,400 as of September 30, 2004, according to the ABC Audit Report.

Greater Cleveland.    The Company owns two Cleveland, Ohio area newspaper operations, The News-Herald (Willoughby) and The Morning Journal (Lorain). The aggregate daily circulation of the Cleveland area newspapers is approximately 74,200 and aggregate Sunday circulation of the Cleveland area newspapers is approximately 86,500. The six non-daily publications in the Greater Cleveland cluster have aggregate distribution of approximately 161,800.

The following table sets forth information regarding the Company’s publications in Greater Cleveland:

	Year Originated(1)	Year Acquired		Principal Location	Daily Circulation(2)	Sunday Circulation (2)	Non-Daily Distribution(3)
Publication
The News-Herald	1878	1987		Willoughby	45,050	54,388
The Morning Journal	1921	1987		Lorain	29,173	32,080
County Kids 2 publications	1997	1997	(4)	Willoughby and Lorain			32,900
El Latino Expreso	2004	2004	(4)	Lorain			10,000
Living in Style	2005	2005	(4)	Lake County			12,700
TMC (2 publications)							106,213
TOTAL					74,223	86,468	161,813

(1)	For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)	Circulation averages are according to the most recently released ABC Audit Reports.

(3)	Non-daily distribution is free distribution.

(4)	Represents the year the Company started the publication.

In September 2005, the Company launched Living in Style, a quarterly publication, that is distributed through the mail to over 12,000 affluent households with income of more than $120,000 annually in Lake and Geauga counties.

The News-Herald and The Morning Journal serve areas located directly east and west of Cleveland, respectively. The News-Herald, which is one of Ohio's largest suburban newspapers, serves communities located in Lake and Geauga counties, two of Ohio’s five most affluent counties. Lake and Geauga counties have populations of 229,367 and 95,568, respectively, and had population growth of approximately six percent and 18 percent, respectively, from 1990 to 2005. Lake and Geauga counties have average household incomes of $64,572 and $88,058, respectively. The Geauga County average household income is 36 percent above the national average. The Morning Journal serves an area that has a population of 156,923 with population growth of approximately ten percent from 1990 to 2005. Average household income is $63,432 in the area served by The Morning Journal. The Greater Cleveland Cluster benefits from a variety of synergies, including advertising cross-sell arrangements and certain news-gathering resources.

New England.    The Company owns five daily and 23 non-daily publications in the New England area. The Company’s publications in this cluster include The Herald News (Fall River, MA), the Taunton Daily Gazette (Taunton, MA), The Call (Woonsocket, RI), The Times (Pawtucket, RI) and the Kent County Daily Times (West Warwick, RI), each of which is published daily, and two groups of weekly newspapers serving southern Rhode Island, including South County, The North Attleborough Free Press (North Attleboro, MA), and O Jornal (Fall River, MA), a Portuguese-language weekly newspaper acquired in January 2004. The five daily newspapers have aggregate daily circulation of approximately 61,500 and aggregate Sunday circulation of approximately 50,800. The non-daily publications in this cluster have total distribution of approximately 347,300.

The following table sets forth information regarding the Company’s publications in New England:

Publication	Year Originated(1)	Year Acquired		Principal Location	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
The Herald News	1872	1985		Fall River, MA	22,044	22,562
Taunton Daily Gazette	1848	1996		Taunton, MA	10,661	10,073
The Call	1892	1984		Woonsocket, RI	12,678	18,131
The Times	1885	1984		Pawtucket, RI	11,929
Kent County Daily Times	1892	1999		West Warwick, RI	4,142
Southern Rhode Island Newspapers 7 publications	1854	1995		Wakefield, RI			33,690
Hometown Newspapers 2 publications	1969	1999		West Warwick, RI			13,000
Blackstone Valley Family	2005	2005	(4)	Pawtucket and Woonsocket, RI			25,000
County Kids 2 publications	1997	1997	(4)	Fall River, MA and Taunton, MA			32,635
Neighbors	1999	1999	(4)	Pawtucket and Woonsocket, RI			20,486
Northwest Neighbors	2002	2002	(4)	Woonsocket, RI			8,206
The North Attleborough Free Press	1987	2003		North Attleboro, MA			17,300
O Jornal	1975	2004		Fall River, MA			14,300
El Latino Expreso	2004	2004	(4)	Fall River, MA			13,500
Healthbeat	2004	2004	(4)	Fall River, MA			22,562
TMC (5 publications)							146,572
TOTAL					61,454	50,766	347,251

(1)	For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)	Circulation averages are according to the most recently released ABC Audit Reports.

(3)	Non-daily distribution includes both free and paid.

(4)	Represents the year the Company started the publication.

The Herald News and the Taunton Daily Gazette are situated 14 miles apart. Each is less than 40 miles south of Boston, Massachusetts and 25 miles east of Providence, Rhode Island. The region’s second largest shopping mall, located in Taunton, contains one million square feet of retail space and approximately 150 stores. The Herald News serves an area that has a population of 195,727 and had population growth of approximately four percent from 1990 to 2005. The market area served by The Herald News has an average household income of $58,924. The Taunton Daily Gazette serves an area that has a population of 124,459 and had population growth of approximately 24 percent from 1990 to 2005. The Taunton Daily Gazette’s market area has an average household income of $71,385, which is ten percent above the national average. The Call serves an area that has a population of 154,885 and had population growth of approximately 12 percent from 1990 to 2005. The Call’s market area has an average household income of $65,415. The Times serves an area that has a population of 270,138 and had population growth of approximately nine percent from 1990 to 2005. The market area served by The Times has an average household income of $58,197. Southern Rhode Island Newspapers serve an area that has a population of 248,196 and had population growth of approximately 14 percent from 1990 to 2005. The market area served by Southern Rhode Island Newspapers has an average household income of $73,845, which is 14 percent above the national average. In September 2005, the Company launched Blackstone Valley Family, a monthly publication distributed in the Woonsocket and Pawtucket markets, targeting young families.

No local television stations exist in the communities served by the Company’s New England newspapers. Furthermore, the Company believes that its New England properties benefit from the fragmentation of local radio markets. The Company believes that each of its newspapers is a significant media outlet in its respective community, and is an effective vehicle for area advertisers.

The New England newspapers benefit from advertising cross-sell arrangements, as well as from significant production and editorial synergies. For example, The Times, The Call and the Kent County

Daily Times are printed at the same facility, as are the Taunton Daily Gazette, The Herald News and O Jornal. Southern Rhode Island Newspapers are printed at the Company’s New Haven Register facility.

Capital-Saratoga Region of New York.    The Company owns three daily and seven non-daily publications in the Capital-Saratoga Region of New York. The Company’s publications in this cluster include The Record (Troy), The Saratogian (Saratoga Springs), The Oneida Daily Dispatch and the weekly Community News, serving Clifton Park. In 2004, the Company expanded its Capital-Saratoga cluster with the acquisition of Mohawk Valley Media, a group of three non-daily publications based in Rome, New York, with distribution of approximately 28,100. The daily newspapers have aggregate daily circulation of approximately 34,300 and aggregate Sunday circulation of approximately 30,200. The non-daily publications in this cluster have total distribution of approximately 133,200.

The following table sets forth information regarding the Company’s publications in the Capital-Saratoga Region of New York:

Publication	Year Originated(1)	Year Acquired	Principal Location	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
The Record	1896	1987	Troy	16,872	18,566
The Saratogian	1855	1998	Saratoga Springs	10,629	11,588
The Oneida Daily Dispatch	1850	1998	Oneida	6,818
Mohawk Valley Media 3 publications	1993	2004	Rome			28,100
Community News	1969	1998	Clifton Park			27,722
Oneida-Chittenango Pennysaver	1957	1998	Oneida			23,085
TMC (2 publications)						54,339
TOTAL				34,319	30,154	133,246

(1)	For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)	Circulation averages are according to the most recently released ABC Audit Reports.

(3)	Non-daily distribution includes both paid and free distribution.

The Record and The Saratogian are situated approximately 26 miles apart in the Capital-Saratoga region of New York. The Record serves an area that has a population of 299,944, which has grown five percent from 1990 to 2005. The Record’s market has an average household income of $61,657. The Saratogian serves an area that has a population of 205,913 and had population growth of approximately 19 percent from 1990 to 2005. The Saratogian’s market area has an average household income of $70,207, which is eight percent above the national average. The Oneida Daily Dispatch serves an area that has a population of 69,001, and had population growth of approximately one percent from 1990 to 2005. The Oneida Daily Dispatch’s market area has an average household income of $59,436. No local television stations exist in the communities that the Company’s Capital-Saratoga Region newspapers serve. Furthermore, the Company believes that its Capital-Saratoga Region properties benefit from the fragmentation of local radio markets. As a result, the Company believes that its newspapers in the region are significant media outlets in their respective communities, thereby making these newspapers attractive vehicles for area advertisers. The Record, The Saratogian and the Community News benefit from significant cross-selling of advertising. These newspapers also benefit from significant production and news-gathering synergies. For example, The Record, The Saratogian and the Community News are printed at the Company’s operating facility in Troy, taking advantage of that facility’s excess capacity and achieving significant cost efficiencies.

Mid-Hudson Region of New York.    The Company owns one daily newspaper and 19 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is the Daily Freeman in Kingston. The Company’s non-daily publications in this cluster are the Taconic Press group, a group of 12 non-daily newspapers serving Dutchess and Westchester counties in New York, and The Putnam County Courier, serving Putnam County, New York; and Roe Jan Independent Publishing based in Hillsdale, New York, which includes two non-daily publications. The Mid-Hudson Region cluster has daily circulation of approximately 20,400, Sunday circulation of approximately 25,500 and total non-daily distribution of approximately 675,400.

The following table sets forth information regarding the Company’s publications in the Mid-Hudson Region of New York:

Publication	Year Originated(1)	Year Acquired		Principal Location	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
Daily Freeman	1871	1998		Kingston	20,391	25,479
Taconic Press 12 publications	1846	1998		Millbrook			564,542
Roe Jan Independent Publishing
2 publications	1973	2001		Hillsdale			18,386
Wheels	2001	2001	(4)	Kingston			35,987
Doorways	1983	1998		Kingston			28,463
Art Works	2005	2005	(4)	Kingston			5,000
Las Noticias	2005	2005	(4)	Kingston			5,000
TMC (1 publication)							18,021
TOTAL					20,391	25,479	675,399

(1)	For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)	Circulation averages are according to the most recently released ABC Audit Reports.

(3)	Non-daily distribution includes both paid and free distribution.

(4)	Represents the year the Company started the publication.

The Daily Freeman and Taconic Press serve markets in the Mid-Hudson region of New York. The Daily Freeman serves an area that has a population of 124,728 and had population growth of approximately eight percent from 1990 to 2005. The Daily Freeman’s market area has an average household income of $59,661. The Taconic Press newspaper group based in Dutchess County serves an area that has a population of 204,034 and had population growth of approximately 19 percent from 1990 to 2005. The Taconic Press publications serve markets with an average household income of $87,026, which is 34 percent above the national average. The Putnam County Courier, the largest Taconic Press non-daily publication, serves an area that has a population of 96,027 and had population growth of approximately 22 percent from 1990 to 2005. The Putnam County Courier’s market area has an average household income of $99,071, which is 53 percent above the national average. Roe Jan Independent Publishing, Inc., which is based in Hillsdale, New York, publishes two non-daily publications. The Independent serves an area with a population of 260,601 and had population growth of four percent from 1990 to 2005.

The Company’s management believes that its Mid-Hudson Region properties are the leading sources of local information in the markets they serve and provide an attractive vehicle for area advertisers. Only one independent television station (which serves a regional, rather than a local, audience) exists in the communities that the Mid-Hudson Region publications serve, and local radio is fragmented.

The Mid-Hudson Region newspapers benefit from significant cross-selling of advertising, as well as production and editorial synergies. Certain publications in this cluster also benefit from advertising cross-selling with certain newspapers in the Company’s Connecticut cluster, including The Register Citizen (Torrington, CT) and certain of the Housatonic Publications (New Milford, CT), which serve Litchfield County, Connecticut.

In February 2005, the Company launched Las Noticias, a Spanish-language publication distributed in the Daily Freeman’s market area. This publication was originally launched as a twice-monthly and the distribution frequency was subsequently increased to weekly in May 2005.

In May 2005, the Company launched ArtWorks, a monthly digest supplement that is distributed throughout the Kingston market area, targeting the local art community.

Online Operations

Journal Register Company operates 212 Web sites, which are affiliated with the Company’s daily newspapers and non-daily publications and its recently acquired network of employment Web sites, as well as portal sites for each of its seven geographic clusters. The Company’s online objective is to have its Web sites complement its print publications by providing certain content from these publications, as well as unique content and interactive features and to expand its technology platform into new areas through its recent acquisition of JobsInTheUS. The Company’s Web sites also provide an online marketplace for its advertisers.

A number of the Web sites can be accessed individually, through the Company’s ‘‘cluster’’ portal sites, which combine publications within a specific geographic area, or through the Company’s Corporate Web site (www.journalregister.com). The remaining Company newspapers, along with Connecticut Magazine, have individual Web sites.

The following is a list of the Company’s cluster/portal Web sites:

Geographic cluster	Cluster/Portal site (number of individual Web sites)
Greater Philadelphia	www.allaroundphilly.com (81)
Michigan	www.micentral.com (26)
Connecticut	www.ctcentral.com (50)
Greater Cleveland	www.allaroundcleveland.com (7)
New England	www.ricentral.com (17)
Capital-Saratoga Region of New York	www.capitalcentral.com (9)
Mid-Hudson Region of New York	www.midhudsoncentral.com (15)
JobsInTheUS	www.jobsintheus.com (6)
Corporate	www.journalregister.com (1)

The primary source of online revenue is classified advertising. For the year ended December 25, 2005, the Company’s Web sites generated approximately $9.3 million of revenue as compared to approximately $6.2 million for the fiscal year ended December 26, 2004, an increase of 50.5 percent. In addition, for the full year 2005, the Company’s Web sites generated approximately 216.8 million page views, which reflects a 44 percent increase as compared to 2004 and a compound annual growth rate of 35 percent since 2000.

Advertising

Substantially all of the Company’s advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company’s management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and classified advertising, rather than the generally more volatile national and major account advertising. Local advertising is typically more stable than national advertising because a community's need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose.

Advertising revenues accounted for approximately 78.2 percent of the Company’s total revenues for fiscal year 2005. The Company’s advertising rate structures vary among its publications and are a function of various factors, including advertising effectiveness, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether display, classified or national). In fiscal year 2005, local and regional display advertising accounted for the largest share of the Company’s advertising revenues (approximately 54.4 percent), followed by classified advertising (approximately 40.8 percent) and national advertising (approximately 4.8 percent). The Company’s advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including financial institutions, realtors, car dealerships, grocery stores, universities, hospitals and many other local businesses. No single advertiser accounted for more than one percent of the Company's total fiscal year 2005 revenues.

The Company’s corporate management works with its local newspaper management during a detailed annual budget process to approve advertising rates and to establish goals for each year. As a result, local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staffs to develop marketing kits and presentations utilizing the results of third-party research studies and internal marketing resources. A portion of the compensation for the Company’s publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables, and accordingly, compensation of the Company’s sales personnel depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company's publications, and the Company’s publishers aggressively pursue cross-selling of advertising within their respective geographic areas. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors That May Affect the Company’s Future Performance — Dependence on Local Economies.’’

Circulation

The Company’s circulation revenues are derived from home delivery sales of publications to subscribers and single-copy sales made through retailers and vending racks. Circulation accounted for approximately 18.5 percent of the Company’s total revenues in fiscal year 2005. Approximately 62 percent of fiscal year 2005 circulation revenues were derived from subscription sales and approximately 38 percent from single-copy sales. Single-copy rates range from $0.35 to $0.50 per daily copy and $0.75 to $1.75 per Sunday copy. The Company promotes single-copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single-copy readers tend to be more active consumers of goods and services, as indicated in an Newspaper Association of America readership study. Single-copy sales also tend to generate a higher profit margin than subscription sales, as single-copy sales generally have higher per unit prices and lower distribution costs. As of December 25, 2005, the Company had total daily paid circulation of approximately 628,000, paid Sunday circulation of approximately 658,000 and non-daily distribution of approximately 6 million, most of which is distributed free of charge.

The Company’s corporate management works with its local newspaper management to establish subscription and single-copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership through both subscription and single-copy sales.

In recent years, circulation has generally declined throughout the newspaper industry, and the Company’s newspapers have generally experienced this trend. The Company believes that recent changes in telemarketing rules and regulations, as well as the cost of new subscriber solicitation have negatively impacted the ability of the Company to solicit new subscribers. Other methods to attract and retain subscribers and readers including the Company’s on-line strategy, have been, and remain, in use by the Company. The Company seeks to maximize its overall operating performance rather than maximizing circulation of its individual newspapers.

Other Operations

As of December 25, 2005, the Company owned and operated three commercial printing facilities: Imprint Print in North Haven, Connecticut; Nittany Valley Offset in State College, Pennsylvania; and InterPrint in Bristol, Pennsylvania. Certain of the Company’s publications are printed at these facilities, in addition to the products printed for non-affiliated entities. Commercial printing operations and other revenues accounted for approximately 3.3 percent of the Company’s total revenues in fiscal year 2005.

Employees

As of December 25, 2005, the Company employed approximately 6,000 full-time and part-time employees, or 5,300 full-time equivalents (‘‘FTEs’’). Approximately 18 percent of the Company’s employees are employed under collective bargaining agreements. The Company anticipates that collective bargaining agreements at 16 newspapers, representing approximately 38 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2006.

Raw Materials

The basic raw material for newspapers is newsprint. In fiscal year 2005, the Company consumed approximately 60,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2005, 2004 and 2003 was approximately $610, $550 and $503, respectively, as reported by the trade publication, Pulp and Paper Weekly. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future, the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, and are consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company's needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company.

Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company’s average price per ton of newsprint for the full fiscal year increased approximately 8.5 percent in 2005, increased approximately nine percent in 2004 and increased approximately eight percent in 2003, each as compared to the preceding year and on a comparable basis. The Company switched to lightweight newsprint (27.7 pound basis weight) in early 2005 from standard newsprint (30 pound basis weight). The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology and operating improvements, inventory management and advertising and circulation price increases. In fiscal year 2005, the Company’s newsprint cost (excluding paper consumed in the Company’s commercial printing operations) was approximately seven percent of the Company’s newspaper revenues.

Competition

While most of the Company’s newspapers do not have daily newspaper competitors that are published in the same city or town, in certain of the Company’s markets, there is such direct competition. Most of the Company’s newspapers compete with other newspapers published in nearby cities and towns and with free distribution and paid advertising weeklies, as well as other print and non-print media. Competition for advertising and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenue is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company’s management believes that its publications generally have been able to compete effectively with other publications and other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Factors That May Affect the Company’s Future Performance — Newspaper Industry Competition.’’

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

Regulation

Paid or requestor circulation newspapers with ‘‘periodical’’ mailing privileges are required to obtain a ‘‘periodical’’ permit, and file an annual Statement of Ownership, Mailing and Circulation, with the United States Postal Service. Recent changes in telemarketing rules and regulations, as well as the cost of new subscriber solicitation, have negatively impacted the ability of the Company to solicit new subscribers. There is no significant regulation with respect to acquisition of newspapers other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Corporate Governance

The Company’s Board of Directors has elected a lead independent director, who will preside over executive sessions of the Board. Currently, seven of the nine members of the Board of Directors, constituting all of the non-management directors, are independent under the listing standards adopted by the New York Stock Exchange, and all directors who serve on the Board’s Audit Committee, Compensation Committee and Corporate Governance Committee are independent. Pursuant to the Company’s pre-approval policy, the Audit Committee approves in advance the services to be provided by the Company’s independent auditors. The Company has filed the required certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and the Company's Chairman, and Chief Executive Officer has certified as of November 2, 2005 to the New York Stock Exchange that he is not aware, as of the date of such certification, of any violation by the Company of the New York Stock Exchange Corporate Governance Listing Standards.

Available Information

The Company makes available a wide variety of information free of charge on its Web site at www.journalregister.com. The Company’s filings with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) are available on the Company’s Web site as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s Web site also contains news releases, financial information, Company profiles and certain corporate governance information, including copies of the Company’s Corporate Governance Guidelines, the Company’s Code of Business Conduct and Ethics, the Company’s Code of Ethics for CEO and Other Senior Financial Officers, the Company’s Audit Committee Pre-Approval Policy, the charters of each of the Committees of the Board of Directors, and information regarding how interested parties may contact the Board, the lead director or the non-management directors as a group. Mailed copies of such information can be obtained free of charge by writing to the Company at Journal Register Company, Investor Relations, State Street Square, 50 West State Street, Trenton, NJ 08608-1298, Attention: Corporate Secretary. The contents of the Company’s Web sites are not incorporated into this filing.

Item 1A. Risk Factors.

In addition to the information contained or incorporated by reference into this Form 10-K, prospective investors should carefully consider risk factors before investing in the Company’s securities. The Company’s financial condition, results of operations or cash flows could be materially adversely affected by any or all of these risks or by others that cannot currently be identified.

Newspaper Industry Competition

The Company’s business is concentrated in newspapers and other publications located primarily in small metropolitan and suburban areas in the United States. Revenues in the newspaper industry primarily consist of advertising and paid circulation. Competition for advertising and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenues is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels; while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Many of the Company’s competitors are larger and have greater financial resources than does the Company.

Dependence on Local Economies

The Company’s advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions. For example, the Company's Michigan and Ohio clusters are impacted by the automotive sector.

Capitalization

As of December 25, 2005, the consolidated indebtedness of the Company was $748.2 million, which represents a leverage ratio of approximately 5.3 times the Company’s twelve months trailing Cash Flows, as calculated pursuant to the Credit Agreement. As of December 25, 2005, the Company had net stockholders’ equity of $222.0 million and total capitalization of $970.2 million and, accordingly, the percentage of the Company’s indebtedness to total capitalization was 77.1 percent. The Company may incur additional indebtedness to, among other things, fund operations, capital expenditures, future acquisitions, share repurchases or dividends. The Company’s results of operations will be impacted by fluctuations in interest rates. See ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

The Company’s management believes that cash provided by operating activities, future borrowings and its ability to issue securities will be sufficient to fund its operations, to meet requirements under its term loans and the revolving credit facility, and pursue acquisition strategies. However, a decline in cash provided by operating activities, which could result from factors beyond the Company’s control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition, could impair the Company’s ability to service its debt. The Amended Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur indebtedness, create liens, sell assets, consummate mergers, and make capital expenditures, investments and acquisitions.

Acquisition Strategy

The Company has grown in part through, and anticipates that it will continue to grow in part through, acquisitions of daily and non-daily newspapers, similar publications and other strategic acquisitions. On December 6, 2005, the Company acquired JobsInTheUS, a group of online recruiting Web sites and on August 12, 2004, the Company completed its largest acquisition to date, the acquisition of 21st Century. Acquisitions, including JobsInTheUS and the 21st Century acquisition, may expose the Company to risks, including, without limitation, diversion of management’s attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company’s earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than does the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, executing acquisitions successfully, achieving anticipated synergies, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, free cash flow, borrowings and sales of non-strategic properties. The Company anticipates that it will finance future acquisitions through these same resources. However, the Company may elect to issue equity securities to finance any acquisition, which would result in dilution to existing shareholders. The Amended Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Amended Credit Agreement may limit the Company’s ability to make acquisitions.

Price and Availability of Newsprint

The basic raw material for newspapers is newsprint. In fiscal year 2005, the Company consumed approximately 60,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2005, 2004 and 2003 was $610, $550 and $503, respectively, as reported by the trade publication, Pulp and Paper Weekly. The Company switched to lightweight newsprint (27.7 pound basis weight) in early 2005 from standard newsprint (30 pound basis weight). The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint purchased from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are generally available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company’s needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company’s average price per ton of newsprint for the full fiscal year increased approximately 8.5 percent in 2005, increased approximately nine percent in 2004, and increased approximately eight percent in 2003, each as compared to the preceding year, on a comparable basis. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including Web-width reductions; inventory management and advertising and circulation price increases. In fiscal year 2005, the Company's newsprint cost (excluding paper consumed in the Company’s commercial printing operations) was approximately seven percent of the Company’s newspaper revenues.

Environmental Matters

The Company’s operations are subject to federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of waste at its facilities. To the best of the Company’s knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. The Company cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to the Company, may give rise to additional costs that could be material. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could have a material adverse effect on the financial condition or results of operations of the Company.

Tax Regulations

The Company is subject to changes in federal, state, and local taxes. Actions by federal, state and local governments concerning tax matters could result in laws or regulations that could have a material adverse effect on the financial condition or results of operations of the Company.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

As of December 25, 2005, the Company operated approximately 200 facilities in the course of producing and publishing its daily and non-daily publications. Approximately 150 of these facilities are leased for terms ranging from month-to-month to 12 years. These leased facilities range in size from approximately 180 to approximately 60,000 square feet. Except as otherwise noted, the facilities identified below are utilized for office space. The location and approximate size of the principal physical properties used by the Company at December 25, 2005, as well as the expiration date of the leases relating to such properties that the Company leases, are set forth below:

Location	Owned Square Feet		Leased Square Feet		Lease Expiration Date
Ardmore, PA	25,250
Bristol, CT	40,000
Bristol, PA	70,000	(1)
Clinton Twp., MI	33,550	(1)
Exton, PA	86,395	(1)
Fall River, MA	53,371	(1)
Fort Washington, PA	23,490		7,500		9/30/07
Kingston, NY	25,800	(1)
Lansdale, PA	22,400
Lapeer, MI	10,000	(1)
Lorain, OH	68,770	(1)
Madison Heights, MI			41,247	(2)	2/28/07
Medford, NJ			4,259		12/31/09
Media, PA			4,500		10/31/07
Middletown, CT	30,000
Mt. Clemens, MI			30,125		8/16/14
Mt. Pleasant, MI			60,000	(1)	7/31/15
New Britain, CT	33,977	(1)
New Haven, CT	205,000	(1)
Norristown, PA	40,000
New Milford, CT			6,840		8/14/08
Oneida, NY	24,000	(1)
Pawtucket, RI	41,096
Pontiac, MI	79,762	(1)
Pottstown, PA	48,000
Primos, PA	85,000	(1)
Quarryville, PA			4,755		4/3/06
Southgate, MI			19,735		10/31/09
Taunton, MA	21,100
Torrington, CT	41,370	(1)
Trenton, NJ	51,489	(1)	23,672		8/5/06
Troy, NY	50,000	(1)
Trumbull, CT			5,628		7/31/10
Westbrook, ME			4,680		2/28/08
West Chester, PA	34,000
Willoughby, OH	80,400	(1)
Woonsocket, RI	50,938	(1)

(1)	Production facility

(2)	Warehouse

Management believes that all of its properties are in good condition, are generally well maintained and are adequate for their current operations. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.’’

Item 3. Legal Proceedings.

The Company is involved in a number of litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 27, 2006 with respect to each person who is an executive officer of the Company:

Officer	Position
Robert M. Jelenic	Chairman, and Chief Executive Officer
Jean B. Clifton	President, Chief Operating Officer and Director
Julie A. Beck	Senior Vice President and Chief Financial Officer
Thomas E. Rice	Senior Vice President, Operations
Allen J. Mailman	Senior Vice President, Technology

Robert M. Jelenic is Chairman and Chief Executive Officer of the Company. Mr. Jelenic was President and Chief Executive Officer from the inception of the Company to June 2005 and has been Chairman of the Company since 1997. Mr. Jelenic has also been a director of the Company and its predecessors for over ten years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 29 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors, Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the Audit Bureau of Circulations (‘‘ABC’’) and Lamar Advertising Company, where he also serves on its Audit Committee. Mr. Jelenic is 55 years old.

Jean B. Clifton is President and Chief Operating Officer of the Company, positions she was promoted to in June 2005. Previous to June, Ms. Clifton was Executive Vice President and Chief Financial Officer positions she had held since the Company’s inception. Ms. Clifton has also been a director of the Company and its predecessors for over ten years. Ms. Clifton, a Certified Public Accountant, began her business career at Arthur Young & Co. (a predecessor to Ernst & Young LLP). Ms. Clifton has 19 years of senior management experience in the newspaper industry. Ms. Clifton received a Bachelor of Business Administration in 1983 from the University of Michigan. Ms. Clifton is a member of the Board of Directors and also chairs the Audit Committee of the Newspaper Association of America (‘‘NAA’’). Ms. Clifton is also a member of the Board of Trustees of the NAA Foundation. Ms. Clifton is 45 years old.

Julie A. Beck is Senior Vice President and Chief Financial Officer of the Company. Ms. Beck was appointed to the position on January 3, 2006 after serving Norwood Promotional Products, Inc., Indianapolis, Indiana since 2003 as Senior Vice President and Chief Financial Officer. From September 1999 to September 2003 she was Vice President of Finance for the Inland Paperboard and Packaging subsidiary of Temple-Inland, Inc., also in Indianapolis. From March of 1986 to September of 1999, she was with Rockwell International Corporation in a series of positions of increasing responsibility, lastly as Director of Finance, Rockwell Automation, in Milwaukee, Wisconsin. Ms. Beck is a Certified Public Accountant, and holds a Bachelor in Business Administration degree in Accounting from the University of Wisconsin. She is also a Board and Audit Committee member of Wolverine Tube, Inc. Ms. Beck is 44 years old.

Thomas E. Rice is Senior Vice President of Operations of the Company, a position he has held since November 2000. From the inception of the Company to November 2000, Mr. Rice was located in St. Louis, Missouri, where he was President and Chief Executive Officer of Suburban Newspapers of Greater St. Louis and The Telegraph in Alton, Illinois, which the Company sold in 2000. Mr. Rice began his career with Lee Enterprises in 1963 and has held senior management positions with Tribune Company, The Times Mirror Company, MediaNews Group and the Chicago Sun Times. Mr. Rice has 42 years of experience in the newspaper industry. Mr. Rice is a member of the Newsprint Committee of the Newspaper Association of America. Mr. Rice attended the University of Nebraska and Roosevelt University in Chicago. Mr. Rice is 61 years old.

Allen J. Mailman is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999, he was Vice President of Technology of the Company. From the Company’s inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. Mr. Mailman has 30 years of management experience in the newspaper industry, including 14 years with Advance Publications, Inc. Mr. Mailman received a Bachelor of Arts degree in Economics and Mathematics from the University of Oklahoma. Mr. Mailman is 58 years old.

PART II

Item 5.    Market for Registrant’s Common Equity Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock, par value $0.01 per share (the ‘‘Common Stock’’), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol ‘‘JRC.’’ The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange, for the periods indicated:

Year	Quarter	Low	High
2005	First	$16.61	$19.67
	Second	$15.44	$17.94
	Third	$16.17	$19.45
	Fourth	$15.01	$16.88
2004	First	$19.60	$21.31
	Second	$19.08	$22.10
	Third	$18.50	$20.66
	Fourth	$17.65	$19.62

On February 27, 2006, there were approximately 92 stockholders of record of the Company’s Common Stock. The Company believes that, as of that date, there are approximately 7,900 beneficial owners of its shares of Common Stock.

On July 27, 2005, the Company initiated a cash dividend policy, as approved by its Board of Directors. Cash dividends of $0.02 per common share were declared for the third and fourth quarter of 2005. No dividends were paid on the Company’s Common Stock in any prior periods. The Company’s Credit Agreement (as hereinafter defined) places certain limitations on the Company’s ability to pay dividends or make any other distributions on the Common Stock. See Note 4 of ‘‘Notes to Consolidated Financial Statements.’’ Any future payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company’s Board of Directors, and will depend on the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

Information regarding the Company's Equity Compensation Plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2006 Proxy Statement and is incorporated herein by reference.

On April 19, 2005, the Company announced that, pursuant to Board authorization, it was recommencing its share repurchase program and that repurchases of the Company’s common stock, in an aggregate amount of up to $30 million, may be made from time to time in open market or private transactions as market conditions dictate.

Subsequent Event — Continued Share Repurchase Program. On February 16, 2006, the Company announced that pursuant to Board Authorization, it was continuing its share repurchase program. Repurchases of the Company’s Common Stock, in the aggregate amount of up to $25 million, may be made from time to time in open markets or private transactions as market conditions dictate, pursuant to such authorization.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2005 to October 30, 2005	617,100	$16.06	617,100	$7,677,286
October 31, 2005 to November 28, 2005	284,600	$16.03	284,600	$3,115,539
November 29, 2005 to December 25, 2005	48,800	$15.46	48,800	$2,361,203
Total Fourth Quarter 2005	950,500	$16.02	950,500	$2,361,203

All of the shares included in column (c) above were repurchased pursuant to a program initially announced on January 13, 1999, whereby the Company’s Board of Directors authorized the use of up to $100 million per year for the repurchase of the Company’s Common Stock. There is no expiration date for the repurchase program. Since January 13, 1999, and as of February 27, 2006, the Company has repurchased an aggregate of 9,469,800 shares at an average price of $14.92 per share.

Journal Register Company conducts its operations through direct and indirect subsidiaries. The Company’s available cash will depend upon the cash flow of its subsidiaries and the ability of such subsidiaries to make funds available to the Company in the form of loans, dividends or otherwise. The subsidiaries are separate and distinct legal entities and have no legal obligation, contingent or otherwise, except as required by the Credit Agreement, to make funds available to the Company, whether in the form of loans, dividends or otherwise. The Credit Agreement is secured by substantially all of the assets of the Company and the Common Stock and assets of the Company’s subsidiaries. In addition, the Company’s subsidiaries may, subject to limitations contained in the Credit Agreement, become parties to financing arrangements that may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to the Company. In the event of any insolvency, bankruptcy or similar proceeding of a subsidiary, creditors of such subsidiary would generally be entitled to priority over the Company with respect to assets of the affected subsidiary.

Item 6.    Selected Financial Data.

The following selected financial data (except number of publications) has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ and the Consolidated Financial Statements and notes thereto included elsewhere in this report:

(In thousands, except per share data) Fiscal year ended(1)	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Statement of Income Data:
Revenues:
Advertising	$435,085	$361,591	$298,986	$297,056	$287,859
Circulation(2)	102,910	90,135	83,108	84,639	82,102
Newspaper revenues	537,995	451,726	382,094	381,695	369,961
Commercial printing and other	18,634	17,366	16,966	19,575	18,809
Total Revenue	556,629	469,092	399,060	401,270	388,770
Operating expenses:
Salaries and employee benefits	219,372	181,830	155,355	150,614	140,522
Newsprint, ink and printing charges(2)	49,536	39,696	31,181	32,023	37,741
Selling, general and administrative(2)	79,604	66,201	51,932	52,976	47,810
Depreciation and amortization(2)	19,196	16,255	14,893	14,367	25,763
Other	71,916	58,932	51,408	50,382	47,839
Total Operating Expenses	439,624	362,914	304,769	300,362	299,675
Operating income	117,005	106,178	94,291	100,908	89,095
Net interest expense and other(2)	(40,013)	(20,260)	(16,181)	(24,237)	(31,044)
Gains on sales of newspaper properties	—	—	—	—	32,212
Write-off of debt issuance costs	—	(1,211)	—	—	—
Income before income taxes and equity interest	76,992	84,707	78,110	76,671	90,263
Provision (benefit) for income taxes	30,124	(31,806)	6,120	27,444	10,818
Income before equity interest	46,868	116,513	71,990	49,227	79,445
Equity interest	—	—	—	—	(1,313)
Net income	$46,868	$116,513	$71,990	$49,227	$78,132
Net income per common share:
Basic	$1.13	$2.78	$1.75	$1.18	$1.85
Diluted	$1.12	$2.74	$1.72	$1.16	$1.83
Other Data:
EBITDA(3)	$136,201	$122,433	$109,184	$115,275	$114,858
EBITDA Margin(3)	24.5%	26.1%	27.4%	28.7%	29.5%
Free cash flow, as adjusted(3)(4)	$69,359	$71,388	$58,916	$61,631	$57,136
Free cash flow, as adjusted, per diluted share(3)(4)	$1.66	$1.68	$1.41	$1.46	$1.34
Capital expenditures(4)	$16,333	$14,893	$15,129	$13,010	$34,929
Number of publications, end of period:
Daily	27	27	23	23	23
Non-Daily	349	338	236	233	206
Balance Sheet Data:
Total current assets(2)	$90,312	$95,986	$61,913	$67,522	$66,573
Property, plant and equipment, net	$155,887	$158,005	$126,013	$125,680	$124,440
Total assets(2)	$1,187,889	$1,185,470	$696,886	$703,842	$711,171
Total current liabilities, less current
maturities of long-term debt(2)	$73,025	$78,836	$49,458	$54,208	$62,877
Total senior debt, including current maturities	$748,200	$778,300	$418,345	$483,369	$522,771
Stockholders' equity (deficit)	$222,042	$200,320	$72,344	$(3,879)	$(36,198)

(1)	The Company has a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. All presented fiscal years consist of a 52 week period.

(2)	Certain circulation revenue and expense items have been reclassified to conform to the Company’s current financial presentation. The effect of these reclassifications is to reduce revenues with an equal decrease in operating expenses. In addition, the Company has reclassified amortization of deferred financing fees from amortization expense to interest expense. The Company also reclassified certain cash balances between current assets and current liabilities in equal amounts. These reclassifications have no impact on working capital, EBITDA or net income.

(3)	EBITDA is defined by the Company as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company’s industry to illustrate the percentage of revenue that is converted into EBITDA. These non-GAAP financial measures should not be considered as alternatives to measures of performance calculated in accordance with generally accepted accounting principles in the United States (‘‘GAAP’’), such as operating income or net income.

The Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company's results from operations and cash resources generated from its business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company’s operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain key measurements used by Journal Register Company’s chief operating decision makers to measure the operating results and performance of the Company and its field operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company’s operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company’s Credit Agreement. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation.’’ In addition, the Company believes that free cash flow is useful as a supplemental measure of evaluating financial performance because it provides an alternative measure of the cash generated by the Company after payment of expenses, including investments, and therefore available for further investment in the business, including acquisitions, or for other uses such as repayment of indebtedness or repurchases of outstanding equity securities.

However, not all companies calculate EBITDA (and EBITDA margin) and free cash flow using the same methods; therefore, the EBITDA and free cash flow figures set forth above may not be comparable to EBITDA and free cash flow reported by other companies. Free cash flow per share is calculated using the weighted-average shares outstanding on a fully diluted basis.

See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation — Reconciliation of Certain Non-GAAP Financial Measures’’ for a reconciliation of non-GAAP financial measures used in this report to the most directly comparable GAAP financial measures.

(4)	Capital expenditures and capitalized interest related to the Company’s Philadelphia printing facility (Journal Register Offset) were $22.8 million and $1.3 million in fiscal year 2001, respectively. These expenditures have been excluded from the calculation of free cash flow due to the large and non-recurring nature of the Journal Register Offset project. Journal Register Offset began operating in December 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and notes thereto and the other financial information appearing elsewhere in this Report.

General

The Company’s principal business is publishing newspapers in print and online in the United States, and its publications are primarily daily and non-daily newspapers. The Company’s revenues are derived primarily from advertising, paid circulation and commercial printing.

As of December 25, 2005, the Company owned and operated 27 daily newspapers and 349 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns JobsInTheUS, a network of six premier employment Web sites in New England. The Company has total paid daily circulation of approximately 628,000, total paid Sunday circulation of approximately 658,000 and total non-daily distribution of approximately 6 million. The Company has an investment in PowerOne Media, LLC, a leading provider of online solutions for newspapers, hosting the largest online newspaper network in the U.S.

The principal elements of the Company’s strategy are to: (i) expand advertising revenues and readership, in print and online; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards.

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

The Company is a leader in the newspaper industry in executing a clustering strategy. The Company believes that its clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing, production and back office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering enables the Company’s advertisers to expand their reach and target their message both geographically and demographically.

The Company’s revenues are derived from advertising (78.2 percent of fiscal year 2005 revenues), paid circulation (18.5 percent of fiscal year 2005 revenues), including single copy sales and subscription sales, and commercial printing and other activities (3.3 percent of fiscal year 2005 revenues). The Company’s advertiser base is predominantly local. The Company’s newspapers and Web sites seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and primarily proprietary local content and creative and interactive promotions. The Company also publishes numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company’s management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

The Company promotes single-copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single-copy readers tend to be more active consumers of goods and services, as indicated by a Newspaper Association of America (‘‘NAA’’) study. Single-copy sales also tend to generate higher profit margins than subscription sales, as single-copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company’s circulation base.

The Company’s advertising revenues are derived primarily from a broad group of local advertisers. No single advertiser accounted for more than one percent of the Company's total fiscal year 2005 revenues. The Company’s management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising. However, the Company’s advertising revenues are susceptible to economic swings, particularly those that affect the local economies in the markets in which the Company operates, and can be difficult to predict.

In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues of $9.3 million are included in advertising revenues for the fiscal year ended December 25, 2005 and constituted approximately 2.1 percent of total advertising revenues during the year. The Company’s online objective is to make its Web sites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Web sites as the indispensable source of useful and reliable community news, sports, information and advertising in their markets. The Company currently operates 212 Web sites, which are affiliated with the Company’s daily newspapers and non-daily publications.

The Company also publishes numerous special sections and niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company’s management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

Acquisitions

On December 6, 2005, the Company completed the acquisition of the assets of JobsInTheUS, based in Westbrook, Maine. This acquisition included the online recruiting Web sites of JobsInTheUS.com, JobsInME.com, JobsInNH.com, JobsInVT.com, JobsInRI.com, JobsInMA.com and other domain names. Founded in 1999, JobsInTheUS is one of the fastest-growing local job Internet sites — both in terms of unique visits to the Web sites and jobs posted. The acquired company specializes in state-specific job Internet sites where qualified candidates who want to work in a particular region find a match with local employers. JobsInTheUS is expected to become the cornerstone of the Company’s expanded online recruitment product and when paired with the Company’s local newspapers and web sites, an important step for the future of the Company.

On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 130,600 and combined average Sunday net paid circulation of approximately 174,900, and 85 non-daily publications with approximately 1.5 million non-daily distribution. The 21st Century newspapers formed the Company’s Michigan cluster, which is the Company's second largest cluster based on annualized revenues, after the Company's Greater Philadelphia cluster. The Oakland Press and The Macomb Daily, two of the Company’s daily newspapers in its Michigan cluster, are the Company's second and third largest newspapers, respectively, with the New Haven Register remaining the Company's flagship and largest newspaper.

The Company completed three other acquisitions during 2004 and one acquisition during 2003. On January 28, 2004, the Company completed the acquisition of O Jornal, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities. On October 4, 2004, the Company acquired the assets of Berks-Mont Newspapers, Inc., a privately held non-daily newspaper group, based in Boyertown, Pennsylvania, that includes ten non-daily publications with combined circulation of approximately 133,500. On November 17, 2003, the Company completed the acquisition of the assets of The North Attleborough Free Press, based in North Attleborough, Massachusetts. This acquisition included a weekly newspaper serving North Attleborough, Attleboro Falls and certain neighboring communities, including Plainville, South Attleboro and Attleboro.

From September 1993 through December 2005, the Company completed 31 strategic acquisitions (including those described above), acquiring 18 daily newspapers, 294 non-daily publications, four commercial printing companies and a community of online recruiting Web sites. Three of the four commercial printing facilities owned by the Company print a number of the Company’s non-daily publications and the fourth is a premium quality sheet-fed printing company.

Executive Summary

Net income for the fiscal year ended December 25, 2005 (‘‘fiscal year 2005’’) was $46.9 million, or $1.12 per diluted share, as compared to $116.5 million, or $2.74 per diluted share, for the fiscal year ended December 26, 2004 (‘‘fiscal year 2004’’) and $72.0 million, or $1.72 per diluted share, for the fiscal year ended December 28, 2003 (‘‘fiscal year 2003’’). Net income, year to year, was impacted by certain significant items. They are as follows:

•	The acquisition of 21st Century Newspapers, Inc. (‘‘21st Century’’) in August 2004 added revenue and operating income to the Company’s reported results for fiscal year 2005 compared to fiscal year 2004 due to the period of ownership. The Company includes the results of operations related to acquisitions in its statements of income from the date purchased. Therefore, fiscal year 2005 includes twelve months of operations for 21st Century compared to approximately four months in fiscal year 2004;

•	Interest expense increased due to the increase in weighted average debt outstanding, resulting primarily from the Company’s acquisition of 21st Century, and higher interest rates for fiscal year 2005, as compared to fiscal year 2004;

•	The reversal of certain tax accruals in fiscal year 2004 and fiscal year 2003, which increased net income by $64.9 million in fiscal year 2004 and $22.8 million in fiscal year 2003 and;

•	Special charges of approximately $0.7 million (net of tax effect) recorded in fiscal year 2004 related to the extinguishment of the Company’s refinanced credit facility and a charge of $0.6 million (net of tax effect) recorded in fiscal year 2003 related to a potential acquisition that was not consummated.

The borrowing of funds for these acquisitions has also impacted the Company’s financial results and capitalization. The Company’s total debt increased from $418.3 million at December 28, 2003 to $778.3 million at December 26, 2004 before decreasing to $748.2 million at December 25, 2005. Interest rates for the Company’s borrowings in 2005 were substantially higher than those in fiscal year 2004. The Company’s weighted average interest rate increased to approximately 5.0 percent for fiscal year 2005 from approximately 3.5 percent in fiscal year 2004 and approximately 3.2 percent in fiscal year 2003. The increase in interest rates, along with an increase in weighted average debt outstanding for fiscal year 2005, increased interest expense by approximately $18.8 million as compared to fiscal year 2004.

Excluding the aforementioned reversals of certain tax accruals and special charges in fiscal years 2004 and 2003, net income for fiscal year 2005 of $46.9 million, or $1.12 per diluted share, would compare to net income for fiscal year 2004 of $52.3 million, or $1.23 per diluted share, reflecting a decrease of 10.3 percent in net income. Comparable net income for fiscal year 2003 was $49.8 million or $1.19 per diluted share, reflecting an increase of 4.8 percent from comparable fiscal year 2004 net income.

Results of Operations

The Company has reclassified certain circulation revenue and expense items of equal amounts for 2005, 2004 and 2003 reflecting a change in the presentation of reporting the Company’s carrier compensation and certain discount and promotional items. The impact is a decrease in revenue offset by a like amount in decreased operating expense. This reclassification has no impact on net income, net income per share or EBITDA (See Reconciliation of Certain Non-GAAP Financial Measures). In fiscal years 2005, 2004 and 2003, the impact on circulation revenues and expenses was $4.1 million, $6.6 million and $6.9 million, respectively.

Fiscal Year Ended December 25, 2005 Compared to Fiscal Year Ended December 26, 2004

For comparison purposes, the Company's revenues are presented, where noted, on a pro forma basis, which assumes that all properties currently owned were owned in both fiscal year 2005 and 2004 and the Company’s operating expenses are presented, where noted, on a same-store basis, which excludes the results of the Company's acquisitions from fiscal year 2005 and 2004.

Summary. Net income for fiscal year 2005 was $46.9 million, or $1.12 per diluted share, as compared to $116.5 million, or $2.74 per diluted share, for fiscal year 2004. Excluding the reversal of certain tax accruals in fiscal year 2004 and in fiscal year 2003, which increased net income by $64.9 million in fiscal year 2004 and $22.8 million in fiscal year 2003, as well as a special charge of approximately $0.7 million (net of tax effect) recorded in fiscal year 2004 related to the extinguishment of the Company’s refinanced credit facility and a charge of $0.6 million (net of tax effect) recorded in fiscal year 2003 related to a potential acquisition that was not consummated, earnings for fiscal year 2004 were $52.3 million, or $1.23 per diluted share, as compared to $46.9 million, or $1.12 per diluted share, for fiscal year 2005, a decrease in net income of 10.4 percent. This decrease was primarily due to increased interest expense.

Revenues. The Company’s reported revenues were $556.6 million for fiscal year 2005 as compared to $469.1 million for fiscal year 2004, an increase of 18.7 percent. Newspaper revenues for fiscal year 2005 as compared to the prior year period increased approximately $86.3 million, or 19.1 percent, primarily as a result of the Company’s 21st Century acquisition in August of 2004. Pro forma advertising revenues declined $4.7 million, or 1.1 percent, and circulation revenues decreased $2.4 million, or 2.3 percent on a pro forma basis. Online revenues for fiscal year 2005, which are included in advertising revenues, were approximately $9.3 million, an increase of approximately 50.5 percent as compared to the prior year. Commercial printing and other revenues for fiscal year 2005 increased $1.2 million, or 7.3 percent, to $18.6 million as compared to the prior year period, and represented approximately 3.3 percent of the Company’s revenues for fiscal year 2005.

The following table sets forth the Company’s total advertising revenues, by category, for fiscal years 2005 and 2004:

	Fiscal Year Ended
(In thousands)	Dec. 25, 2005	Dec. 26, 2004	Increase
Local	$236,728	$199,092	18.9%
Classified	177,347	143,441	23.6%
National	21,010	19,058	10.2%
Total advertising revenues	$435,085	$361,591	20.3%

Pro Forma Newspaper Revenues. On a pro forma basis, total newspaper revenues for fiscal year 2005 decreased 1.3 percent to $538.0 million from $545.1 million in fiscal year 2004. Pro forma advertising revenues for fiscal year 2005 were $435.1 million, a 1.1 percent decline as compared to pro forma advertising revenues of $439.8 million in fiscal year 2004, primarily as a result of decreases in retail and national advertising revenues, offset partially by an increase in classified advertising revenues. Retail advertising revenues declined 1.9 percent and national advertising revenues declined 4.8 percent, while classified advertising revenues were up 0.5 percent, in each case, as compared to fiscal year 2004. The increase in classified advertising revenues during fiscal year 2005 resulted primarily from a 4.7 percent increase in classified real estate advertising revenues and an 8.0 percent increase in classified employment advertising revenues, partially offset by a 12.3 percent decrease in classified automotive advertising revenues. Pro forma circulation revenues decreased 2.3 percent in fiscal year 2005 to $102.9 million from $105.3 million in fiscal year 2004. A soft economy and increased competition for advertising dollars was largely responsible for the year-to-year declines, comparing fiscal year 2005 to the prior year.

Salaries and employee benefits. Salaries and employee benefit expenses were 39.4 percent of the Company’s total revenues for fiscal year 2005, compared to 38.8 percent for fiscal year 2004. Salaries and employee benefits increased $37.5 million, or 20.6 percent, in fiscal year 2005 to $219.4 million, primarily as a result of the Company’s acquisitions. Same-store salaries and employee benefits decreased $0.9 million, or 0.6 percent, primarily due to a decrease in incentives partially offset by an increase in employee benefit expense.

Newsprint, ink and printing charges. For fiscal year 2005, newsprint, ink and printing charges were 8.9 percent of the Company’s revenues, as compared to 8.5 percent for fiscal year 2004. Newsprint, ink and printing charges increased $9.8 million, or 24.8 percent, for fiscal year 2005 to $49.5 million as compared to the prior year, due principally to increased consumption related to the Company’s acquisitions and an increase in the unit cost of newsprint of approximately 8.5 percent. On a same-store basis, newsprint, ink and printing charges increased approximately $0.3 million, or 0.8 percent, primarily due to an increase in newsprint prices, partially offset by a decrease in newsprint consumption of approximately five percent.

Selling, general and administrative. Selling, general and administrative expenses were 14.3 percent and 14.1 percent of the Company’s revenues for fiscal years 2005 and 2004, respectively. Selling, general and administrative expenses increased $13.4 million, or 20.2 percent, for fiscal year 2005 to $79.6 million as compared to the prior year, primarily due to the Company’s acquisitions. On a same-store basis, selling, general and administrative expenses for fiscal year 2005 increased $0.3 million, or 0.5 percent.

Depreciation and amortization. Depreciation and amortization expenses increased $2.9 million, or 18.1 percent, from $16.3 million to $19.2 million for fiscal year 2005 as compared to fiscal year 2004. Depreciation and amortization expenses were 3.4 and 3.5 percent of the Company’s revenues for fiscal years 2005 and 2004, respectively. The increase was primarily due to the Company’s acquisitions. Amortization expenses of $1.4 million and $0.9 million, related to the deferred financing costs on the Company’s Credit Agreements (as defined below), for 2005 and 2004, respectively, have been reclassified to interest expense.

Other expenses. Other expenses were 12.9 percent and 12.6 percent of the Company’s revenues for fiscal years 2005 and 2004, respectively. Other expenses increased 22.0 percent to $71.9 million in fiscal year 2005 from $58.9 million in fiscal year 2004, primarily as a result of the Company’s acquisitions. On a same-store basis, other expenses decreased approximately $0.8 million, or 1.6 percent.

Operating income. Operating income increased $10.8 million, or 10.2 percent, for fiscal year 2005 to $117.0 million as compared to $106.2 million in fiscal year 2004 primarily due to the items described above.

Net interest expense and other. Net interest expense and other expenses increased $19.8 million, or 97.5 percent, from $20.3 million in fiscal year 2004 to $40.0 million in fiscal year 2005. This increase was primarily due to an increase in the Company’s weighted average debt outstanding and higher prevailing interest rates on the Company’s debt during fiscal year 2005 as compared to fiscal year 2004. The Company’s weighted average interest rate increased to approximately 5.0 percent for fiscal year 2005 from approximately 3.5 percent in fiscal year 2004. The increase in the weighted average debt outstanding is a result of the Company’s acquisitions including the August 2004 acquisition of 21st Century Newspapers, partially offset by a reduction in average debt outstanding funded by the Company’s free cash flow. In fiscal year 2004, the Company incurred an additional charge of $1.2 million related to the extinguishment of its refinanced credit facility.

Provision (benefit) for income taxes. The Company’s effective tax rate was 39.1 percent for fiscal year 2005 and fiscal year 2004, excluding the reversal of certain tax accruals in 2004, which were determined to no longer be required.

Other information. EBITDA for fiscal year 2005 was $136.2 million as compared to $122.4 million for fiscal year 2004. Free cash flow was $69.4 million, or $1.66 per diluted share, for fiscal year 2005 as compared to $71.4 million, or $1.68 per diluted share, for fiscal year 2004. See ‘‘Reconciliation of Certain Non-GAAP Financial Measures’’ below for more information regarding non-GAAP financial measures and a reconciliation of EBITDA and free cash flow to net income.

Fiscal Year Ended December 26, 2004 Compared to Fiscal Year Ended December 28, 2003

For comparison purposes, where noted, the Company’s fiscal year 2004 and 2003 results are presented on a same-store basis, which excludes the Company’s acquisitions completed in 2004 and 2003.

Summary. Net income for fiscal year 2004 was $116.5 million, or $2.74 per diluted share, as compared to $72.0 million, or $1.72 per diluted share, for the fiscal year ended December 28, 2003 (‘‘fiscal year 2003’’). Excluding the reversal of certain tax accruals in fiscal year 2004 and in fiscal year 2003, which increased net income by $64.9 million in fiscal year 2004 and $22.8 million in fiscal year 2003, as well as a special charge of approximately $0.7 million (net of tax effect) recorded in fiscal year 2004 related to the extinguishment of the Company’s refinanced credit facility and a charge of $0.6 million (net of tax effect) recorded in fiscal year 2003 related to a potential acquisition that was not consummated, earnings for fiscal year 2004 were $52.3 million, or $1.23 per diluted share, as compared to $49.8 million, or $1.19 per diluted share, for fiscal year 2003, an increase in net income of 5.1 percent.

Revenues. The Company’s reported revenues were $469.1 million for fiscal year 2004 as compared to $399.1 million for fiscal year 2003, an increase of 17.5 percent. Newspaper revenues for fiscal year 2004 as compared to the prior-year period increased approximately $69.6 million, or 18.2 percent, primarily as a result of an increase in revenues associated with the Company’s acquisitions of $59.5 million, an increase in same-store advertising revenues of $10.9 million, or 3.7 percent, partially offset by a decrease in same-store circulation revenues of $2.0 million, or 2.4 percent. Online revenues for fiscal year 2004, which are included in advertising revenues, were approximately $6.2 million, an increase of approximately 31.0 percent as compared to the prior-year period. Commercial printing and other revenues for fiscal year 2004 increased $0.4 million, or 2.4 percent, to $17.4 million as compared to the prior-year period, and represented approximately 3.7 percent of the Company’s revenues for fiscal year 2004.

The following table sets forth the Company’s total advertising revenues, by category, for fiscal years 2004 and 2003:

	Fiscal Year Ended
(In thousands)	Dec. 26, 2004	Dec. 28, 2003	Increase
Local	$199,092	$164,882	20.7%
Classified	143,441	119,591	19.9%
National	19,058	14,513	31.3%
Total advertising revenues	$361,591	$298,986	20.9%

Same-Store Newspaper Revenues. On a same-store basis, total newspaper revenues for fiscal year 2004 increased 2.3 percent to $391.0 million from $382.0 million in fiscal year 2003. Same-store advertising revenues for fiscal year 2004 were $309.9 million, a 3.7 percent increase over same-store advertising revenues of $298.9 million in fiscal year 2003, primarily as a result of increases in all categories of advertising revenues, including: retail advertising revenues, up 1.7 percent; classified advertising revenues, up 4.9 percent; and national advertising revenues, up 15.8 percent, in each case as compared to fiscal year 2003. The increase in classified advertising revenues during fiscal year 2004 resulted primarily from a 13.4 percent increase in classified real estate advertising revenues and a 10.5 percent increase in classified employment advertising revenues, partially offset by a 7.4 percent decrease in classified automotive advertising revenues. Same-store circulation revenues decreased 2.4 percent in fiscal year 2004 to $81.1 million from $83.1 million in fiscal year 2003.

Salaries and employee benefits. Salaries and employee benefit expenses were 38.8 percent of the Company’s total revenues for fiscal year 2004, compared to 38.9 percent for fiscal year 2003. Salaries and employee benefits increased $26.5 million, or 17.0 percent, in fiscal year 2004 to $181.8 million, primarily as a result of the Company’s acquisitions. Same-store salaries and employee benefits increased $1.0 million, or 0.7 percent, primarily due to an increase in cash compensation partially offset by a decrease in employee benefit expense.

Newsprint, ink and printing charges. For fiscal year 2004, newsprint, ink and printing charges were 8.5 percent of the Company’s revenues, as compared to 7.8 percent for fiscal year 2003. Newsprint, ink and printing charges increased $8.5 million, or 27.3 percent, for fiscal year 2004 to $39.7 million as compared to the prior year, due principally to the Company’s acquisitions and an increase in the unit cost of newsprint of approximately nine percent. On a same-store basis, newsprint, ink and printing charges increased approximately $2.4 million, or 7.7 percent, primarily due to the increase in newsprint expense. The increase in newsprint expense was due to an increase in newsprint prices of approximately nine percent, partially offset by a decrease in newsprint consumption.

Selling, general and administrative. Selling, general and administrative expenses were 14.1 percent and 13.0 percent of the Company’s revenues for fiscal years 2004 and 2003, respectively. Selling, general and administrative expenses increased $14.3 million, or 27.5 percent, for fiscal year 2004 to $66.2 million as compared to the prior year, primarily due to the Company’s acquisitions and expenses associated with the Company’s compliance with Section 404 of Sarbanes-Oxley. On a same-store basis, selling, general and administrative expenses for fiscal year 2004 increased $3.6 million, or 7.0 percent, principally as a result of costs associated with the Company’s compliance with Section 404 of Sarbanes-Oxley. The Company expects that it will continue to incur expenses associated with ongoing Sarbanes-Oxley compliance and the initial implementation of Sarbanes-Oxley in the Company’s Michigan cluster.

Depreciation and amortization. Depreciation and amortization expenses were 3.5 percent and 3.7 percent of the Company’s revenues for fiscal years 2004 and 2003, respectively. Depreciation and amortization expenses increased $1.4 million, or 9.1 percent, to $16.3 million for fiscal year 2004 as compared to fiscal year 2003. This increase was primarily due to the Company’s acquisitions.

Other expenses. Other expenses were 12.6 percent and 12.9 percent of the Company’s revenues for fiscal year 2004 and 2003, respectively. Other expenses increased 14.6 percent to $58.9 million in fiscal year 2004 from $51.4 million in fiscal year 2003, primarily as a result of the Company’s acquisitions. On a same-store basis, other expenses decreased approximately $0.8 million, or 1.6 percent.

Operating income. Operating income increased $11.9 million, or 12.6 percent, for fiscal year 2004 to $106.2 million as compared to $94.3 million in fiscal year 2003 primarily due to the items described above.

Net interest expense and other. Net interest expense and other increased $4.1 million, or 25.2 percent, from $16.2 million in fiscal year 2003 to $20.3 million in fiscal year 2004. This increase was primarily due to higher interest expense, which resulted from higher prevailing interest rates and an increase in the Company’s weighted average debt outstanding during fiscal year 2004 as compared to fiscal year 2003. The increase in the weighted average debt outstanding is a result of the Company’s August 2004 acquisition of 21st Century Newspapers, partially offset by a reduction in average debt outstanding funded by the Company’s free cash flow.

Provision (benefit) for income taxes. The Company’s effective tax rate was 39.1 percent for fiscal year 2004 as compared to 37.0 percent for fiscal year 2003, excluding the reversal in each year of certain tax accruals, which were determined to no longer be required.

Other information. EBITDA for fiscal year 2004 was $122.4 million as compared to $109.2 million for fiscal year 2003. Free cash flow was $71.4 million, or $1.68 per diluted share, for fiscal year 2004 as compared to $58.9 million, or $1.41 per diluted share, for fiscal year 2003. See ‘‘Reconciliation of Certain Non-GAAP Financial Measures’’ below for more information regarding non-GAAP financial measures and a reconciliation of EBITDA and free cash flow to net income.

Liquidity and Capital Resources

The Company’s operations have historically generated strong positive cash flow. The Company believes that cash flows from operations, future borrowings and its ability to issue securities will be sufficient to fund its operating needs, capital expenditure requirements and long-term debt obligations and will provide it with the flexibility to finance its acquisition strategy and share repurchase program.

The following table sets forth information with respect to the Company’s cash flows for fiscal years 2005, 2004 and 2003:

	Fiscal Year Ended
(In thousands)	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Operating activities	$87,800	$84,939	$83,098
Investing activities	$(29,273)	$(441,381)	$(15,551)
Financing activities	$(58,120)	$354,588	$(65,862)

Cash flows from operating activities. Net cash provided from operating activities was $87.8 million for fiscal year 2005 as compared to $84.9 million in the prior year. Current assets were $90.3 million and current liabilities were $80.5 million as of December 25, 2005. Current liabilities include $7.5 million of current maturities on senior debt, due to be paid on December 29, 2006 under the Company’s Credit Agreement, which has been amended and restated as the Amended Credit Agreement (See Subsequent Event — Amended Credit Agreement). The outstanding balance on the Revolving Credit Facility under the Credit Agreement and the Amended Credit Agreement (as defined below), in accordance with its terms, is classified as a long-term liability.

Cash flows from investing activities. For fiscal year 2005, net cash used in investing activities was $29.3 million as compared to $441.4 million for fiscal year 2004. Cash used in investing activities in 2005 was for investments in property, plant and equipment and the acquisition of JobsInTheUS, while 2004 investing activities primarily reflected the funding of the 21st Century acquisition and investments in property, plant and equipment.

The Company expects to incur capital expenditures of approximately $30 million in 2006, including planned expenditures of approximately $10 million related to a press and mailroom project at The Macomb Daily. Also included are planned expenditures on buildings: technology, including prepress and business systems, computer hardware and software; machinery; equipment; and vehicles. The Company believes its capital expenditure program is sufficient to maintain or improve its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

Cash flows from financing activities. Net cash used in financing activities was $58.1 million in fiscal year 2005 as compared to net cash provided by financing activities of $354.6 million in fiscal year 2004. Net cash used in financing activities in fiscal year 2005 primarily reflects the utilization of cash flows from operations to repay debt and repurchase Company stock. Net cash provided by financing activities in fiscal year 2004 reflects the $795.0 million of proceeds from the Company’s August 12, 2004 Credit Agreement, which were used to repay amounts outstanding under the prior credit facility, to finance the 21st Century acquisition and to pay associated debt financing fees, as well as, the utilization of cash flows from operations to repay debt and cash flows provided by stock option exercises.

In April 2005, the Company, pursuant to previous Board authorization, recommenced its share repurchase program in an aggregate amount of up to $30 million for the repurchase of the Company’s Common Stock. In fiscal year 2005, the Company repurchased 1,715,300 shares at a total cost of approximately $27.7 million. The Company’s Board of Directors had previously authorized the use of up to $100 million per year for the repurchase of the Company’s Common Stock. The Company did not repurchase any shares in fiscal year 2004.

Subsequent event — share repurchase program. On February 16, 2006 the Company announced that pursuant to Board Authorization, it was continuing its share repurchase program. Repurchases of the Company’s Common Stock, in the aggregate amount of up to $25 million, may be made from time to time in open markets or private transactions as market conditions dictate, pursuant to such authorization.

Debt and interest rate derivatives. The Company entered into a credit agreement on August 12, 2004 with a group of lenders, led by JPMorgan Chase Bank as administrative agent (the ‘‘Credit Agreement’’) which, was amended and restated in January 2006, as described below. The Credit Agreement provides for (i) two secured term loan facilities (‘‘Term Loan A’’ and ‘‘Term Loan B’’ or collectively, the ‘‘2004 Term Loans’’), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’) of $425 million. The Credit Agreement also provided for an uncommitted, multiple draw term loan facility (the ‘‘Incremental Facility’’) in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. The Company did not draw down on the Incremental Facility. As of December 25, 2005, the maximum availability under the Revolving Credit Facility was $295.2 million (including the impact of $6.6 million in outstanding letters of credit issued under the Credit Agreement), with approximately $176 million currently available based on the terms of the Credit Agreement.

The Term Loan A and Term Loan B would have matured on November 12, 2011 and August 12, 2012, respectively, and the Revolving Credit Facility on November 12, 2011. The 2004 Term Loans were repayable in quarterly installments commencing in December 2006 and the availability of the Revolving Credit Facility was subject to certain quarterly reductions that commence in December 2009.

The amounts outstanding under the Credit Agreement bore interest at (i) 1.5 percent to 0.625 percent above LIBOR (as defined in the Credit Agreement) or (ii) 0.25 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) and (b) 0.5 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads (‘‘the applicable margins’’) were dependent upon the ratio of the Company’s debt to the Company’s trailing four quarters Cash Flow (as defined in the Credit Agreement) and were reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the 2004 Term Loans and Revolving Credit Facility approximated their carrying value.

An annual commitment fee was incurred on the average daily-unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varied from 0.375 percent to 0.250 percent based on the quarterly calculation of the Total Leverage Ratio, as defined in the Credit Agreement. At December 25, 2005, the Company’s commitment fee was 0.375 percent.

In accordance with the requirements of the Credit Agreement, the Company was required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates. The minimum requirement varied depending on the Company’s Total Leverage Ratio.

Pursuant to these requirements, the Company entered into certain IRPAs that consist of (i) interest rate collars (‘‘Collars’’) that establish a base interest rate ceiling (‘‘Cap’’) and a base interest rate floor (‘‘Floor’’) and (ii) interest rate swaps (‘‘Swaps’’) in which the Company exchanges a portion of its floating rate debt for fixed rate debt, in each case at no initial cost to the Company. Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the Floor, the Company will pay cash to the issuers to compensate for the rate below the Floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of December 25, 2005, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at December 25, 2005:

Effective Date	Cap (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29, 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of December 25, 2005, the aggregate notional amount of outstanding Swaps in effect was $260 million.

The following table summarizes the Company’s existing Swaps at December 25, 2005:

Effective Date	Fixed Rate (%)	Notional Amount		Term
December 3, 2004	3.48	$50 million		3 years
April 1, 2005	4.06	$100 million		4.75 years
April 1, 2005	4.085	$112 million	(1)	4.75 years

(1)	Represents the remaining average of variable notional amount.

Under Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘SFAS 133’’), as amended, the change in the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss (‘‘OCI’’). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the fiscal years ended December 25, 2005 and December 26, 2004. A total deferred gain of approximately $4.3 million (net of deferred taxes of $3.0 million) was reported in OCI as of December 25, 2005. A total deferred loss of approximately $26,000 (net of $18,000 of deferred taxes) was reported in OCI as of December 26, 2004.

Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

The Company’s weighted-average effective interest rate was approximately 5.0 percent for the fiscal year ended December 25, 2005. This interest rate does not reflect the effect of $1.0 million of pre-tax expense realized and reported as a component of interest expense for the period related to the Company’s IRPAs in place during 2005.

Contractual Obligations and Commitments.

As of December 25, 2005, the Company had outstanding indebtedness under the Credit Agreement, due and payable in installments through 2012, of $748.2 million, of which $123.2 million was outstanding under the Revolving Credit Facility and $625.0 million was outstanding under the Term Loans.

Subsequent event — amended credit agreement. On January 25, 2006, the Company amended and restated its existing Credit Agreement, dated August 12, 2004, pursuant to an Amended and Restated Credit Agreement (the ‘‘Amended Credit Agreement’’) with JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Lead Arranger and Sole Bookrunner, SunTrust Bank and Wachovia Bank, N.A. as Co-Syndication Agents, and Bank of America, N.A. and The Royal Bank of Scotland PLC as Co-Documentation Agents, and the several banks and other financial institutions which become parties thereto as lenders. On January 25, 2006, the Company borrowed $625 million in Term Loan A and $130.5 million in revolving credit loans under the Amended Credit Agreement. These borrowings were used to repay term loans and revolving credit loans outstanding under the Credit Agreement, to pay fees and expenses in connection with the Amended Credit Agreement, and for general corporate purposes. The Amended Credit Agreement allows the Company to borrow up to an additional $244.5 million in revolving credit loans, subject to the terms of the Amended Credit Agreement. In addition, an incremental loan facility is also made available under the Amended Credit Agreement in the maximum amount of $500 million, subject to the terms and conditions of the Amended Credit Agreement. The lenders have no obligation to make additional loans to the Company under the incremental loan facility, but may enter into these commitments in their sole discretion.

The Amended Credit Agreement is an amendment and restatement of the Credit Agreement and, therefore, contains substantially similar terms as the Credit Agreement except that, among other changes and in addition to the terms described above, the Term Loan B under the Credit Agreement have been eliminated and the Term Loan A commitment has been increased by $350 million and the amortization period for the Term Loan A has been extended. The commitment fee on the currently available and unused revolving credit loans has been reduced by 0.125 percent and the interest rates on outstanding loans based on LIBOR have been reduced by 0.25 percent to 0.50 percent, subject to the terms and conditions of the Credit Agreement. The borrowings currently outstanding under the Amended Credit Agreement bear interest based on either various LIBOR (determined daily) plus 1.00 percent or the Prime Rate.

The Amended Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and with specified percentages of excess cash flow (as that term is defined in the Amended Credit Agreement). In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries as specified, and the Company may prepay borrowings without premium or penalty in accordance with the provisions of the Amended Credit Agreement.

Pursuant to the terms of the Amended Credit Agreement, the Company will be required to maintain specified financial ratios, and will also be subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers and dispositions of assets), to make dividends and distributions on the Company’s capital stock, and to undertake certain capital expenditures. The Company will also be required, among other things, to maintain Swap agreements.

The borrowings are fully and unconditionally guaranteed by each of the Company's subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets to secure the borrowings.

The Company will be required to pay down the principal amount of the Term Loan A in quarterly installments starting on December 29, 2006 and ending with a payment of $340 million on August 12, 2012. The first four quarterly installments will be $7.5 million per quarter, the next four will be $10 million per quarter, the next four will be $12.5 million per quarter, and the remaining eleven quarterly installments will be $15 million per quarter. Interest and commitment fees will be payable quarterly or at the end of selected interest periods.

In connection with this refinancing, the Company expects to write off approximately $5.7 million of deferred loan costs associated with the Credit Agreement. This will be a non-cash item reflected in the Company’s first quarter 2006 financial statements.

The aggregate maturities payable under the refinanced Term Loan A for the following fiscal years are as follows (in thousands):

2006	$7,500
2007	22,500
2008	40,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000

The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012.

In December 2005, the Company signed a lease with an annual base rate of $ 0.8 million to $1.0 million, for approximately 36,000 square feet of corporate office space in Yardley, Pennsylvania, which expires in 2018. The Company expects to relocate from Trenton, New Jersey to Yardley, Pennsylvania in August 2006.

The following table summarizes the Company’s significant contractual obligations at December 25, 2005. Information regarding recurring purchases of materials for use in the Company’s daily operations is not included, as these amounts are generally consistent from year to year and are not long-term in nature (typically less than three months). See ‘‘Liquidity and Capital Resources — Debt and Interest Rate Derivatives’’ for a discussion of the Company’s interest rate protection agreements.

	Payments due by period
(In thousands)	Total	Less than 1 year	2 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations:
Long-term debt (1)	$748,200	$7,500	$62,500	$110,000	$568,200
Operating lease obligations	21,057	3,856	5,182	3,675	8,344
Capital lease obligations (including interest at 4.3% to 17.3%)	5,486	596	1,194	1,140	2,556
Purchase Obligations	11,832	7,189	4,643	—	—
Total	$786,575	$19,141	$73,519	$114,815	$579,100

(1)	Payments reflect amounts due under the Amended Credit Agreement of January 25, 2006.

Off-Balance Sheet Arrangements. At December 25, 2005, except as set forth below, the Company maintained no off-balance sheet financing arrangements.

	Payments due by period
(In thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Other Commercial Commitments:
Standby letters of credit (1)	$6,613	$6,613	$—	$—	$—

(1)	Amounts represent the aggregate contingent liability under standby letters of credit required as security in connection with the Company’s insurance program.

Inflation

The Company’s results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and actuarial studies and on other assumptions that are believed to be reasonable and applicable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company re-evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal business activities. The allowance for doubtful accounts represents reserves for the estimated loss from the inability of customers to make required payments. The Company uses historical experience as well as current market information in determining the estimate. The Company writes-off accounts receivable, which are deemed uncollectible, on a specific identification basis. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Other Intangibles

Identifiable intangible assets, such as customer lists and covenants not to compete, are amortized using the straight-line method over their estimated useful lives for the years presented in the Company’s consolidated financial statements. Under Statement of Financial Accounting Standards No. 142 (‘‘SFAS 142’’), goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Changes to these estimates, including the inability to attain forecasted revenue and cost expectations, could result in the recognition of a future impairment loss. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

Pension and Post-retirement Benefits

Pension and post-retirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. The Company considers current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future as a result of fluctuations in the Company’s headcount, changes in actuarial assumptions and market performance.

Self-Insurance

The Company is self-insured for a portion of its insurable risks. The Company analyzes its claims experience and consults with actuaries and administrators in determining an adequate liability for self-insured claims.

Litigation

The Company is involved in litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

Revenue Recognition

Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency discounts, in the period when advertising is printed in the Company’s publications or placed on the Company’s Web sites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (the ‘‘FASB’’) issued SFAS No. 151, ‘‘Inventory Costs — an Amendment of ARB No. 43, Chapter 4.’’ This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123 (R)’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (SFAS 123) and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the U.S. Securities and Exchange Commission (the ‘‘SEC’’) announced a deferral of the effective date of SFAS 123(R) until the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. SFAS(R) will become effective for the Company beginning in the first fiscal quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires retrospective application to prior-periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement is effective for the Company beginning in fiscal year 2006.

Certain Factors That May Affect the Company’s Future Performance

Newspaper Industry Competition

The Company’s business is concentrated in newspapers and other publications located primarily in small metropolitan and suburban areas in the United States. Revenues in the newspaper industry primarily consist of advertising and paid circulation. Competition for advertising and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenues is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Many of the Company’s competitors are larger and have greater financial resources than does the Company.

Dependence on Local Economies

The Company’s advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions.

Capitalization

As of December 25, 2005, the consolidated indebtedness of the Company was $748.2 million, which represents a leverage ratio of approximately 5.3 times the Company’s twelve months trailing Cash Flow, as calculated pursuant to the Credit Agreement. As of December 25, 2005, the Company had a net stockholders’ equity of $222.0 million and total capitalization of $970.2 million and, thus, the percentage of the Company’s indebtedness to total capitalization was 77.1 percent. The Company may incur additional indebtedness to, among other things, fund operations, capital expenditures, future acquisitions, share repurchases or dividends. The Company’s results of operations will be impacted by fluctuations in interest rates. See ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

The Company’s management believes that cash provided by operating activities, future borrowings and its ability to issue securities will be sufficient to fund its operations and to meet payment requirements under its Term Loan A and the Revolving Credit Facility and pursue acquisition strategies. However, a decline in cash provided by operating activities, which could result from factors beyond the Company’s control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition could impair the Company’s ability to service its debt. The Amended Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which may restrict, among other things, the Company's ability to declare dividends, repurchase Company stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

Acquisition Strategy

The Company has grown in part through, and anticipates that it will continue to grow in part through, acquisitions of daily and non-daily newspapers, similar publications and other strategic acquisitions. On December 6, 2005, the Company acquired JobsInTheUS, a group of online recruiting Web sites and on August 12, 2004, the Company completed its largest acquisition to date, the acquisition of 21st Century. Acquisitions, including JobsInTheUS and the 21st Century acquisition, may expose the Company to risks, including, without limitation, diversion of management’s attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company’s earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than does the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, executing acquisitions successfully, achieving anticipated synergies, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, free cash flow, borrowings and sales of non-strategic properties. The Company anticipates that it will finance future acquisitions through these same resources. However, the Company may elect to issue equity securities to finance any acquisition, which would result in dilution to existing shareholders. The Amended Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Amended Credit Agreement, may limit the Company’s ability to make acquisitions.

Price and Availability of Newsprint

The basic raw material for newspapers is newsprint. In fiscal year 2005, the Company consumed approximately 60,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2005, 2004 and 2003 was $610, $550 and $503, respectively, as reported by the trade publication, Pulp and Paper Weekly. The Company switched to lightweight newsprint (27.7 pound basis weight) in early 2005 from standard newsprint (30 pound basis weight). The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint purchased from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are generally available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company’s needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company’s average price per ton of newsprint for the full fiscal year increased approximately 8.5 percent in 2005, increased approximately nine percent in 2004, and increased approximately eight percent in 2003, each as compared to the preceding year and on a comparable basis. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including Web-width reductions; inventory management and advertising and circulation price increases. In fiscal year 2005, the Company's newsprint cost (excluding paper consumed in the Company’s commercial printing operations) was approximately seven percent of the Company’s newspaper revenues.

Environmental Matters

The Company’s operations are subject to federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of waste at its facilities. To the best of the Company’s knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. The Company cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to the Company, may give rise to additional costs that could be material. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could have a material adverse effect on the financial condition or results of operations of the Company.

Reconciliation of Certain Non-GAAP Financial Measures

Journal Register Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company’s results from operations and cash resources generated from its business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company’s operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by Journal Register Company’s chief operating decision makers to measure the operating results and performance of the Company and its field operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company’s operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company’s Credit Agreement and Amended Credit Agreement. In addition, the Company believes that free cash flow is useful as a supplemental measure of evaluating financial performance because it provides an alternative measure of the cash generated by the Company after payment of expenses, including investments, and therefore available for further investment in the business, including acquisitions, or for other uses such as repayment of indebtedness or repurchases of outstanding equity securities. Adjusted net income has been provided as a supplemental measure of financial performance to enable investors to evaluate and compare the Company’s results of operations in a more meaningful manner by excluding the impact of certain special items that may have the effect of distorting the results of a particular period.

All EBITDA, Free Cash Flow and Adjusted Net Income figures in this report are non-GAAP financial measures. The Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, interest and cash income taxes. Adjusted net income excludes gains on sales of properties and the reversal of certain tax accruals and other one-time charges, while net income as adjusted, and after impact of SFAS 142 further excludes amortization of goodwill and other indefinite-lived intangible assets to reflect the impact of SFAS 142, which eliminates the amortization of goodwill and other indefinite-lived intangibles, as if it had been adopted at the beginning of fiscal year 2001. The Company adopted SFAS No. 142 at the beginning of fiscal year 2002. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company’s industry to illustrate the percentage of revenue that is converted into EBITDA.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, the Company’s calculations of these measures may not be consistent with the calculations of these measures by other companies.

The tables below provide reconciliations of the differences between (i) net income and EBITDA, (ii) net income and free cash flow, and (iii) net income and adjusted net income, in each case for fiscal years 2001 through 2005, and the difference between net income and net income, as adjusted, after impact of SFAS 142 for fiscal year 2001.

(In thousands, except per share amounts)	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Reconciliation of Net Income to EBITDA and Free Cash Flow:
Net Income	$46,868	$116,513	$71,990	$49,227	$78,132
Deduct:
Gains on sales of operations	—	—	—	—	32,212
Add-back:
Equity interest	—	—	—	—	1,313
Provision (benefit) for income taxes	30,124	(31,806)	6,120	27,444	10,818
Write-off of prior debt issuance costs	—	1,211	—	—	—
Net interest expense and other(1)	40,013	20,260	16,181	24,237	31,044
Operating Income	117,005	106,178	94,291	100,908	89,095
Depreciation and amortization(1)	19,196	16,255	14,893	14,367	25,763
EBITDA	$136,201	$122,433	$109,184	$115,275	$114,858
EBITDA Margin	24.5%	26.1%	27.4%	28.7%	29.5%
Deduct:
Capital expenditures(2)	16,333	14,893	15,129	13,010	10,857
Interest expense(1)	38,575	19,287	14,663	23,568	30,490
Cash income taxes(3)	11,934	16,865	20,476	17,066	16,375
Free Cash Flow, as adjusted	$69,359	$71,388	$58,916	$61,631	$57,136
Free Cash Flow, as adjusted, per diluted share	$1.66	$1.68	$1.41	$1.46	$1.34
Reconciliation of Net Income to Adjusted Net Income:
Net Income	$46,868	$116,513	$71,990	$49,227	$78,132
Adjustments:
Reversal of tax accruals	—	(64,925)	(22,756)	(1,172)	(1,825)
Special charge, net of tax	—	738	553	—	—
Gains on sale of operations, net of tax	—	—	—	—	(42,128)
Net Income, as adjusted	$46,868	$52,326	$49,787	$48,055	$34,179
Net Income, as adjusted, per diluted share	$1.12	$1.23	$1.19	$1.14	$0.80
Add-back:
Impact of SFAS 142, Amortization of Goodwill, after-tax	$—	—	—	—	9,965
Net Income, as adjusted, and after impact of SFAS 142	$46,868	$52,326	$49,787	$48,055	$44,143
Net Income, as adjusted, and after impact of SFAS 142, per diluted share	$1.12	$1.23	$1.19	$1.14	$1.03

(1)	Certain circulation revenue and expense items related to discounts, promotions, and carrier compensation have been reclassified to conform to the Company’s current financial presentation. The effect of these reclassifications is to reduce revenues with an equal decrease in operating expenses. In addition, the Company has reclassified amortization of deferred financing fees from amortization expense to interest expense. The Company also reclassified certain cash balances between current assets and current liabilities in equal amounts. These reclassifications have no impact on working capital, EBITDA or net income.

(2)	Excludes capital expenditures and the related capitalized interest associated with the Company’s printing facility in Exton, Pennsylvania (Journal Register Offset), which were $22.8 and $1.3 million, respectively, in fiscal year 2001. Such amounts have been excluded due to the large and non-recurring nature of the Exton project.

(3)	Cash income taxes reflect the cash income taxes presented on the Company’s Consolidated Statements of Cash Flows, with the following exceptions: (i) in fiscal year 2001, cash taxes were increased to include $4.4 million of cash income taxes paid in fiscal year 2000, which were applied to cash income taxes payable in fiscal year 2001 (such amount was also included in fiscal year 2000 cash income taxes); (ii) in fiscal year 2002, cash income taxes exclude the effect of the $4.0 million tax benefit related to the Company’s pension contribution and excludes approximately $174,000 paid in fiscal year 2002 that related to prior years; (iii) in fiscal year 2003, cash income taxes exclude the effect of the $298,000 tax benefit arising from the special charge related to a potential acquisition, excludes approximately $559,000 paid in fiscal year 2003 that related to prior years and includes approximately $278,000 related to fiscal year 2003 to be paid in fiscal year 2004; (iv) in fiscal year 2004, cash income taxes exclude (a) the effect of a $5.1 million net tax payment related to a state tax settlement, (b) the effect of a $1.5 million tax benefit related to the Company’s pension contribution, and (c) approximately $459,000 paid in fiscal year 2004 that related to prior years, and includes approximately $473,000 related to fiscal year 2004 to be paid in fiscal year 2005; and (v) in fiscal year 2005, cash income taxes exclude (a) the net effect of overpayments both applied to 2005 from prior years and to be applied to future years and other adjustments of approximately $1.3 million, (b) the net effect of 2004 and 2005 bonus accruals deductible in the following years of approximately $1 million, (c) the effect of adjustments to net operating losses and transaction costs related to the 21st Century acquisition of approximately $801,000, (d) the effect of the $154,000 tax benefit relating to restricted stock units and (e) approximately $1.2 million paid in fiscal year 2005 that related to prior years and includes approximately $459,000 related to fiscal year 2005 to be paid in fiscal year 2006.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company’s long-term debt is at variable interest rates based on the LIBOR, the Prime Rate or the Federal Funds Rate, plus a certain interest-rate spread as defined in the Credit Agreement. To manage its exposure to fluctuations in interest rates as required by its Credit Agreement, the Company enters into certain IRPA’s on a portion of its debt, which hedges the effect of changes in variable interest rates. The Company's objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

As of December 25, 2005, the Company had Collars in place with respect to an aggregate notional amount of $300 million of the Company’s outstanding indebtedness and Swaps with respect to an aggregate notional amount of $260 million of the Company’s outstanding indebtedness. In addition, the Company had contracts for Collars and Swaps that have effective dates occurring in the future with respect to additional notional amounts. See Note 2 of Notes to Consolidated Financial Statements. There was no initial cost associated with the Company’s existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in interest rates for the year ended December 25, 2005, the effect on the Company’s pre-tax earnings would have been approximately $3.4 million. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Derivative Activity.’’

Newsprint, which is the principal raw material for the Company’s newspapers, is exposed to commodity price changes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Factors That May Affect the Company’s Future Performance — Price and Availability of Newsprint.’’

Pension and post-retirement benefits are exposed to factors such as market returns and discount rates. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Factors That May Affect the Company’s Future Performance — Pension and Post Retirement Benefits.’’

Item 8.   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS:

All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Journal Register Company

We have audited the accompanying consolidated balance sheet of Journal Register Company as of December 25, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Journal Register Company at December 25, 2005 and the results of its operations and its cash flows for the year ended December 25, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Journal Register Company’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Journal Register Company

We have audited management’s assessment, included in the accompanying ‘‘Management’s Report on Internal Control Over Financial Reporting’’ that Journal Register Company maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Journal Register Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Journal Register Company maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Journal Register Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 25, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 25, 2005 of Journal Register Company and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Journal Register Company

We have audited the accompanying consolidated balance sheet of Journal Register Company as of December 26, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 26, 2004. Our audits also included the financial statement schedule for each of the two years in the period ended December 26, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Journal Register Company at December 26, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth within.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
March 25, 2005

JOURNAL REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS

In thousands
Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004
Assets
Current assets:
Cash and cash equivalents	$2,410	$2,003
Accounts receivable, less allowance for doubtful
accounts of $7,937 and $8,143, respectively	61,203	64,116
Inventories	8,736	8,244
Deferred income taxes	10,588	13,097
Other current assets	7,375	8,526
Total current assets	90,312	95,986
Property, plant and equipment:
Land	14,386	14,406
Buildings and improvements	97,800	93,298
Machinery and equipment	187,195	187,069
Construction in progress	6,731	5,225
Total	306,112	299,998
Less accumulated depreciation	(150,225)	(141,993)
Net property, plant and equipment	155,887	158,005
Intangible and other assets:
Goodwill	779,581	772,683
Other intangible assets, net of accumulated amortization of $11,936 and $8,417, respectively	151,553	155,365
Fair market value of hedges	7,189	—
Other assets	3,367	3,431
Total assets	$1,187,889	$1,185,470
Liabilities and Stockholders’ Equity
Current liabilities:
Dividends payable	$809	$—
Current maturities of senior debt	7,500	—
Accounts payable	19,369	20,465
Accrued interest	6,603	4,051
Deferred subscription revenues	14,664	14,810
Accrued salaries and vacation	10,704	12,418
Fair market value of hedges	—	44
Accrued and other current liabilities	20,876	27,048
Total current liabilities	80,525	78,836
Senior debt, less current maturities	740,700	778,300
Capital lease obligations, net of current maturities	3,628	3,647
Deferred income taxes	103,127	87,872
Accrued retiree benefits and other liabilities	20,259	19,256
Income taxes payable	17,608	17,239
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued at December 25, 2005 and December 26, 2004	484	484
Additional paid-in capital	361,494	361,369
Accumulated deficit	(5,680)	(50,913)
	356,298	310,940
Less treasury stock
8,052,056 shares and 6,422,340 shares, respectively, at cost	(121,953)	(94,711)
Accumulated other comprehensive loss, net of tax	(12,230)	(15,395)
Unearned compensation	(73)	(514)
Stockholders’ equity	222,042	200,320
Total liabilities and stockholders’ equity	$1,187,889	$1,185,470

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share data Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Revenues:
Advertising	$435,085	$361,591	$298,986
Circulation	102,910	90,135	83,108
Newspaper revenues	537,995	451,726	382,094
Commercial printing and other	18,634	17,366	16,966
Total revenues	556,629	469,092	399,060
Operating expenses:
Salaries and employee benefits	219,372	181,830	155,355
Newsprint, ink and printing charges	49,536	39,696	31,181
Selling, general and administrative	79,604	66,201	51,932
Depreciation and amortization	19,196	16,255	14,893
Other	71,916	58,932	51,408
Total operating expenses	439,624	362,914	304,769
Operating income	117,005	106,178	94,291
Other income (expense):
Net interest expense and other	(40,013)	(20,260)	(16,181)
Write-off of debt issuance costs	—	(1,211)	—
Income before income taxes	76,992	84,707	78,110
Provision (benefit) for income taxes	30,124	(31,806)	6,120
Net income	$46,868	$116,513	$71,990
Net income per common share:
Basic	$1.13	$2.78	$1.75
Diluted	$1.12	$2.74	$1.72
Dividends per common share:	$0.04	$—	$—
Weighted-average shares outstanding:
Basic	41,429	41,907	41,245
Diluted	41,747	42,474	41,834

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

In thousands	Common Stock	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Unearned Compensation	Total Stockholders’ Equity
Balance as of December 29, 2002	$484	$358,242	$(23,115)	$(239,416)	$(100,074)	$—	$(3,879)
Net income				71,990			71,990
Minimum pension liability adjustment, net of tax expense of $271			1,976				1,976
Mark to market adjustment of fully effective hedges, net of tax expense of $796			1,883				1,883
Total comprehensive income							75,849
Purchase of 520,100 shares of treasury stock					(7,905)		(7,905)
Exercise of stock options for common stock		(95)			7,162		7,067
Tax benefit from stock option exercises		1,212					1,212
Balance as of December 28, 2003	484	359,359	(19,256)	(167,426)	(100,817)	—	72,344
Net income				116,513			116,513
Minimum pension liability adjustment, net of tax expense of $1,665			2,402				2,402
Mark to market adjustment of fully effective hedges, net of tax expense of $997			1,441				1,441
Mark to market adjustment of investments classified as held-for-sale, net of tax expense of $12			18				18
Total comprehensive income							120,374
Unearned compensation		1,111				(514)	597
Exercise of stock options for common stock		84			6,106		6,190
Tax benefit from stock option exercises		815					815
Balance as of December 26, 2004	484	361,369	(15,395)	(50,913)	(94,711)	(514)	200,320
Net income				46,868			46,868
Minimum pension liability adjustment, net of tax benefit of $748			(1,090)				(1,090)
Mark to market adjustment of fully effective hedges, net of tax expense of $12			4,273				4,273
Mark to market adjustment of investments classified as held-for-sale, net of tax benefit of $12			(18)				(18)
Total comprehensive income							50,033
Dividends declared				(1,635)			(1,635)
Purchase of 1,715,300 shares of treasury stock					(27,690)		(27,690)
Unearned compensation		76			21	441	538
Exercise of stock options for common stock		49			427		476
Balance as of December 25, 2005	$484	$361,494	$(12,230)	$(5,680)	$(121,953)	$(73)	$222,042

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Cash flows from operating activities:
Net income	$46,868	$116,513	$71,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	4,434	4,756	3,830
Depreciation expense	17,115	15,028	14,062
Amortization expense	2,082	1,228	831
Non-cash interest expense	1,438	898	554
Write-off of debt issuance costs	—	1,211	—
Gain on sales of assets	(56)	—	—
Accrued retiree benefits and other non-current liabilities	(162)	(253)	1,089
Provision for deferred income taxes	19,984	16,482	7,989
Changes in operating assets and liabilities:
(Decrease)/increase in accounts receivable	(1,296)	(8,350)	680
Increase (decrease) in income taxes payable	44	(69,051)	(21,310)
(Decrease)/increase in other assets and liabilities	(2,651)	6,477	3,383
Net cash provided by operating activities	87,800	84,939	83,098
Cash flows from investing activities:
Capital expenditures	(16,333)	(14,893)	(15,129)
Net proceeds from sale of property, plant and equipment	588	—	28
Purchases of businesses, net of cash acquired	(13,528)	(426,488)	(450)
Net cash used in investing activities	(29,273)	(441,381)	(15,551)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	795,000	—
Extinguishment of prior long-term debt	—	(372,573)	—
Debt issuance fees	—	(11,558)	—
Payments of long-term debt	(30,100)	(62,471)	(65,024)
Dividends paid	(826)	—	—
Proceeds received from exercise of stock options for common stock	496	6,190	7,067
Purchase of Company stock	(27,690)	—	(7,905)
Net cash (used in) provided by financing activities	(58,120)	354,588	(65,862)
Increase (decrease) in cash and cash equivalents	407	(1,854)	1,685
Cash and cash equivalents, beginning of year	2,003	3,857	2,172
Cash and cash equivalents, end of year	$2,410	$2,003	$3,857
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$35,494	$17,299	$15,047
Income taxes	$9,338	$20,383	$20,459
Supplemental disclosures of non-cash activities:
Comprehensive income – minimum pension liability andmark to market adjustments, net of tax	$3,165	$3,861	$3,859

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

The accompanying consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the ‘‘Company’’). Journal Register Company primarily publishes daily and non-daily newspapers in print and online serving markets in Philadelphia and its surrounding areas, Michigan, Connecticut, the Greater Cleveland area of Ohio, New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company also owns JobsInTheUS, a network of six premier employment Web sites in New England. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

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

Critical Accounting Policies

Critical accounting policies for the Company involve its assessment of the recoverability of its long-lived assets, including goodwill and other intangible assets, which are based on such factors as estimated future cash flows and current fair value estimates of its operations. The Company’s accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The Company’s accounting for income taxes is sensitive to interpretation of various laws and regulations therein, and to Company policy and determination as to the utilization of net operating loss carryforwards available to offset the Company’s future consolidated taxable income.

Reclassifications

Certain prior year balance sheet, circulation revenue and expense items have been reclassified to conform to the current year’s presentation. The reclassifications have no effect on working capital, net income or earnings per share.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, account receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal business activities. Allowances for doubtful accounts are reserves for the estimated loss from the inability to collect required payments from customers. The Company uses historical experience as well as current market information in determining this estimate. The Company writes-off accounts receivable, which are deemed uncollectible, on a specific identification basis. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Credit losses have generally been within management’s expectations.

Inventories

Inventories, consisting of newsprint, ink and supplies, are stated at the lower of cost (primarily the first-in, first-out method) or market.

Advertising Costs

Advertising costs are expensed as incurred.

Accounting for Stock Option Plan

The Company follows the intrinsic value method of accounting for Stock-Based employee compensation as prescribed by Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations in accounting for its stock-based employee compensation. Under APB 25, no compensation expense is recorded because the exercise price of Employee Stock Options equals the market price of the underlying stock on the date of the grant.

For purposes of pro forma disclosures, the estimated fair value of the stock-based employee compensation is amortized to expense over the vesting period for such stock-based employee compensation. The Company's fiscal year pro forma information, had compensation costs for the Company’s stock incentive plan been determined in accordance with SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), is as follows:

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (continued)

(In thousands, except per share amounts)

Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Net income as reported	$46,868	$116,513	$71,990
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	305	596	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,853)	(2,649)	(2,685)
Pro forma net income	$42,320	$114,460	$69,305
Net income per share:
As reported:
Basic	$1.13	$2.78	$1.75
Diluted	$1.12	$2.74	$1.72
Pro forma:
Basic	$1.02	$2.73	$1.68
Diluted	$1.01	$2.69	$1.66

On October 27, 2005, the Compensation Committee of the Board of Director’s of the Company approved the acceleration of vesting of all unvested outstanding stock options to October 27, 2005. In total the vesting of 1,445,960 outstanding stock options was accelerated. These stock options were awarded under the Company’s 1997 Stock Incentive Plan (Amended and Restated). All other terms and conditions of such outstanding stock options remain applicable. Generally these options were scheduled to vest annually over 5 years beginning on the first anniversary of their grant date.

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize compensation expense. It also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as was required under previous literature.

The Company adopted this standard as of the beginning of 2006 using the modified prospective method. The adoption of Statement 123(R) did not have an immediate impact on the Company’s earnings due to the accelerated vesting in 2005, as discussed above. Had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described above. The Company used the Black-Scholes option-pricing model for its pro forma disclosures, and expects to continue to use this valuation model for new grants subsequent to the adoption of Statement 123(R).

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

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (continued)

Long-Lived Assets

In accordance with SFAS No. 144, ‘‘Accounting for the Impairment of Disposal of Long-Lived Assets,’’ the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, remaining useful life and appropriate discount rates. The carrying amount of the long-lived asset is reduced by the difference between the carrying amounts and estimated fair value with a corresponding charge to expense.

Goodwill and Other Intangible Assets

Intangible assets recorded in connection with the acquisition of publications or businesses generally consist of the values assigned to subscriber lists, mastheads, non-competition covenants and the excess of cost over the fair value of identifiable net assets of the publications or businesses acquired. These assets are carried at the lower of unamortized cost or the amount expected to be recovered by projected future operations after considering attributable general and administration expense. If, in the opinion of management, impairment in value occurs, any necessary write-downs will be charged to expense in accordance with SFAS No. 142. The balance of intangible assets at December 25, 2005 and December 26, 2004 was comprised principally of debt issuance costs, customer and subscriber lists, non-compete covenants, mastheads and the excess cost over the fair value of identifiable net assets of companies acquired. Intangible assets excluding goodwill and mastheads are being amortized using the straight-line method over a period of their useful life (generally 3 to 15 years). Deferred financing costs associated with the Term Loans and the Revolving Credit Facility (as defined in Note 4, Long-Term Debt) are amortized to interest expense over the terms of such loans.

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

Revenue Recognition

Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency discounts, in the period when advertising is printed in the Company’s publications or placed on the Company’s Web sites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Circulation revenues represent amounts charged to newspaper readers or distributors reduced by the amount of discounts. Amounts charged for the Company’s newspapers vary among the Company’s newspapers and depend on the type of sale, such as subscription or single copy and distributor arrangements.

The Company has reclassified certain circulation revenues and expenses related to discounts, promotions and carrier compensation in equal amounts, reflecting a change in the presentation of reporting of certain of the Company’s carrier compensation and certain discount and promotional items. The impact was a decrease in circulation revenues offset entirely by a decrease in operating expenses. This reclassification has no impact on operating income, income before taxes, or net income. In fiscal years 2005, 2004 and 2003, the impact on circulation revenues was $4.1 million, $6.6 million and $6.9 million, respectively.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (continued)

Segment Reporting

As of December 25, 2005, the Company published 27 daily newspapers and 349 non-daily publications in the United States. The Company maintains operations and local management in the markets that it serves. Newspapers are distributed through local distribution channels consisting of contract carriers and single copy outlets. The Company conducts business in one operating segment. The operating segment consists of various operations aggregated into one segment because the Company engages in the same essential business activities at each operation and because management believes it helps the reader understand the Company’s performance and is consistent with the manner in which the Company’s operations are managed. The combined operations have similar economic characteristics and each operation has similar products, services, customers, production processes and distribution systems.

Concentration of Credit Risk

In 2005, no single customer accounted for more than one percent of total revenues or two percent of accounts receivable. Approximately 18 percent of the Company’s employees are employed under collective bargaining agreements. The Company anticipates that collective bargaining agreements at 16 newspapers, representing approximately 38 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2006.

Derivative Risk Management Policy and Strategy

In accordance with the requirements of its Credit Agreement (as defined in Note 4, Long Term Debt), the Company is required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt, to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company’s Total Leverage Ratio, as defined in the Credit Agreement. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘SFAS 133’’), as amended by SFAS No. 137 and No. 138, specifies the accounting and disclosure requirements for such instruments. In accordance with these pronouncements, as of January 1, 2001, all effective hedges, as defined, are recorded as an asset or liability with a corresponding offset to Other Comprehensive Income (‘‘OCI’’) in the equity section of the balance sheet. Any ineffective portion of a hedging instrument or trading derivative would be recorded as an asset or liability with a corresponding charge or credit to the income statement. The information below describes the Company’s derivative risk management policy and strategy as required by SFAS 133, as amended.

Under SFAS 133, as amended, the fair market value of derivatives is reported as an adjustment to OCI. The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the fiscal years ended December 25, 2005 and December 26, 2004. A total deferred gain of approximately $4.3 million (net of deferred taxes of $3.0 million) was reported in OCI as of December 25, 2005 and a total deferred loss of approximately $26 thousand (net of $18 thousand of deferred taxes) as of December 26, 2004. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

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

Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (‘‘Collars’’) that establish a base interest rate ceiling (‘‘CAP’’) and a base interest rate floor (‘‘Floor’’) at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the Floor, the Company will pay cash to the issuers to compensate for the rate below the Floor. Each of the Collars is for a fixed notional amount set as forth below. As of December 25, 2005, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at December 25, 2005:

Effective Date	Cap (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29, 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of December 25, 2005, the aggregate notional amount of outstanding Swaps in effect was $260 million.

The following table summarizes the Company’s existing Swaps as of December 25, 2005:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$50 million	3 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$112 million(1)	4.75 years

(1)	Represents the remaining average of variable notional amount.

Self-Insurance

The Company is self-insured for a portion of its insurable risks, including workers’ compensation, employee benefits, and general liability. The Company analyzes its claims experience and consults with actuaries and administrators to determine an adequate liability for self-insured claims.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (the ‘‘FASB’’) issued SFAS No. 151, ‘‘Inventory Costs — an Amendment of ARB No. 43, Chapter 4.’’ This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123 (R)’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (SFAS 123) and

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (continued)

supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the U.S. Securities and Exchange Commission (the ‘‘SEC’’) announced a deferral of the effective date of SFAS 123(R) until the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. SFAS(R) will become effective for the Company beginning in the first fiscal quarter of 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (‘‘SFAS 154’’). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company will adopt in fiscal 2006 and expects no material accounting changes or corrections of errors.

3. Intangible and Other Assets

Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, however, they are reviewed annually or more frequently, if required, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company has performed the annual impairment tests as of the first day of the fourth quarter of each of fiscal years 2005, 2004 and 2003, and a determination was made that such assets were not impaired.

Changes in the carrying amounts of intangible assets are as follows:

	As of Dec. 25, 2005			As of Dec. 26, 2004
In thousands	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to
amortization:
Customer and subscriber lists	$9,657	$(7,579)	$2,078	$9,657	$(5,934)	$3,723
Non-compete covenants	4,317	(2,269)	2,048	4,317	(1,832)	2,485
Debt issuance costs	11,616	(1,996)	9,620	11,908	(559)	11,349
Total	$25,590	$(11,844)	$13,746	$25,882	$(8,325)	$17,557
Intangible assets not subject to amortization:
Goodwill	$842,791	$(63,210)	$779,581	$835,893	$(63,210)	$772,683
Mastheads	137,900	(92)	137,808	137,900	(92)	137,808
Total	$980,691	$(63,302)	$917,389	$973,793	$(63,302)	$910,491
Total goodwill and other intangible assets	$1,006,281	$(75,146)	$931,135	$999,675	$(71,627)	$928,048

Identifiable intangible assets include customer and subscriber lists, non-compete covenants and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads. Mastheads are included in

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Intangible and Other Assets (continued)

other intangible assets on the balance sheet. For fiscal years 2005, 2004 and 2003, amortization expense for intangible assets was approximately $3.5 million, $2.1 million, and $1.4 million, respectively. The amortization expense related to capitalized debt issuance cost is recorded as interest expense on the Consolidated Statements of Income.

Estimated amortization expense, including amounts charged to interest expense related to debt issuance costs, for each of the five succeeding fiscal years for identifiable intangible assets and other assets is as follows (in thousands):

2006	$3,087
2007	2,411
2008	1,902
2009	1,864
2010	1,734
Thereafter	2,748

The changes in the carrying amount of goodwill during fiscal years 2005 and 2004 are as follows:

	Dec. 25, 2005	Dec. 26, 2004
(In thousands)
Beginning balance	$772,683	$491,833
Goodwill acquired during year	14,891	284,111
Adjustments, principally tax benefits	(7,993)	(3,261)
Ending balance	$779,581	$772,683

The adjustments to goodwill are related to the finalization of the Company’s purchase accounting, in connection with certain of its acquisitions.

Included in other assets is the Company’s cost basis investment, in the amount of $2,078 in both 2005 and 2004, in PowerOne Media, Inc. (‘‘PowerOne’’), a provider of classified advertising on the Internet. PowerOne was created as a result of the merger in November 2001 between PowerAdz, LLC (‘‘PowerAdz’’) and AdOne, LLC (‘‘AdOne’’). The Company was an investor in AdOne prior to the merger. In the ordinary course of business, the Company has related party sales with PowerOne, which amounted to approximately $3.3 million, $3.4 million and $4.0 million for fiscal years 2005, 2004 and 2003, respectively.

4. Long-Term Debt (Senior Debt)

Debt and interest rate derivatives. The Company entered into a credit agreement on August 12, 2004 with a group of lenders, led by JPMorgan Chase Bank as administrative agent (the ‘‘Credit Agreement’’). The Credit Agreement provides for (i) two secured term-loan facilities (‘‘Term Loan A’’ and ‘‘Term Loan B’’ or collectively, the ‘‘Term Loans’’), with Term Loan A having a face amount of $275 million and Term Loan B having a face amount of $350 million, and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’) of $425 million. The Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the ‘‘Incremental Facility’’) in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of December 25, 2005, the maximum availability under the Revolving Credit Facility was $295.2 million (including the impact of $6.6 million in outstanding letters of credit issued under the Credit Agreement), with approximately $175 million currently available based on the terms of the Credit Agreement.

Term Loan A and Term Loan B mature on November 12, 2011 and August 12, 2012, respectively, and the Revolving Credit Facility matures on November 12, 2011. The Term Loans are repayable in quarterly

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt (Senior Debt) (continued)

installments commencing in December 2006 and the availability of the Revolving Credit Facility is subject to certain quarterly reductions that commence in December 2009.

The amounts outstanding under the Credit Agreement bear interest at (i) 1.5 percent to 0.625 percent above LIBOR (as defined in the Credit Agreement) or (ii) 0.25 percent to 0 percent above the higher of (a) the Prime Rate (as defined in the Credit Agreement) or (b) 0.5 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads (‘‘the applicable margins’’) are dependent upon the ratio of the Company’s debt to the Company’s trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

An annual commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.250 percent based on the quarterly calculation of the Total Leverage Ratio. At December 25, 2005, the Company’s commitment fee was 0.375 percent.

In accordance with the requirements of the Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company’s Total Leverage Ratio, as defined in the Credit Agreement. See Note 2 of Notes to Consolidated Financial Statements.

The Term Loans and Revolving Credit Facility are secured by substantially all of the assets of the Company and the common stock and assets of the Company’s subsidiaries. The Term Loans and Revolving Credit Facility require compliance with certain covenants, including the maintenance of certain financial ratios, which may restrict, among other things, the Company’s ability to declare dividends, repurchase Company stock, incur additional indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions. As of December 25, 2005, the Company was in compliance with the financial covenants contained in the Credit Agreement.

The Company’s long-term debt as of December 25, 2005 and December 26, 2004 was comprised of the following:

In thousands	2005	2004
Term Loan A	$275,000	$275,000
Term Loan B	350,000	350,000
Revolving Credit Facility	123,200	153,300
Total long-term debt	748,200	778,300
Less: current portion (See amended Credit Agreement)	7,500	—
Total long-term debt, less current portion	$740,700	$778,300

Subsequent Event — Amended Credit Agreement. On January 25, 2006, the Company, amended and restated its existing Credit Agreement, dated August 12, 2004, pursuant to an Amended and Restated Credit Agreement (the ‘‘Amended Credit Agreement’’) with JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Lead Arranger and Sole Bookrunner, SunTrust Bank and Wachovia Bank, N.A. as Co-Syndication Agents and Bank of America, N.A. and The Royal Bank of Scotland PLC as Co-Documentation Agents and the several banks and other financial institutions who became parties thereto as lenders. On January 25, 2006, the Company borrowed $625 million in Term Loan A and $130.5 million in revolving credit loans under the Amended Credit Agreement. These borrowings were used to repay term loans and revolving credit loans outstanding under the Credit Agreement, to pay fees and expenses in connection with the Amended Credit Agreement, and for general corporate purposes. The Amended Credit Agreement allows the Company to borrow up to an additional $244.5 million in revolving credit loans, subject to the terms of the Credit Agreement. In addition, an

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt (Senior Debt) (continued)

incremental loan facility is also made available under the Amended Credit Agreement in the maximum amount of $500 million, subject to the terms and conditions of the Credit Agreement. The lenders have no obligation to make additional loans to the Company under the incremental loan facility, but may enter into these commitments in their sole discretion.

The Amended Credit Agreement is an amendment and restatement of the Credit Agreement and, therefore, contains substantially similar terms as the Credit Agreement except that, among other changes and in addition to the terms described above, the Term Loan B under the Credit Agreement have been eliminated and the Term Loan A commitment has been increased by $350 million. The amortization period for the Term Loan A has been extended. The commitment fee on the currently available and unused revolving credit loans has been reduced by 0.125 percent and the interest rates on outstanding loans based on London Interbank Offered Rates have been reduced by 0.25 percent to 0.50 percent, subject to the terms and conditions of the Credit Agreement. The borrowings currently outstanding under the Amended Credit Agreement bear interest based on either various London Interbank Offered Rates (determined daily) plus 1.00 percent or the Prime Rate.

The Amended Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and with specified percentages of excess cash flow (as that term is defined in the agreement). In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries as specified, and the Company may prepay borrowings without premium or penalty in accordance with the provisions of the Amended Credit Agreement.

Pursuant to the terms of the Amended Credit Agreement, the Company will be required to maintain specified financial ratios, and will also be subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers and dispositions of assets), to make dividends and distributions on the Company’s capital stock, and to undertake certain capital expenditures. The Company will also be required, among other things, to maintain Interest Rate Protection Agreements on a portion of its outstanding indebtedness.

The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets to secure the borrowings.

The Company will be required to pay down the principal amount of the term loan in quarterly installments starting on December 29, 2006 and ending with a payment of $340 million on August 12, 2012. The first four quarterly installments will be $7.5 million per quarter, the next four will be $10 million per quarter, the next four will be $12.5 million per quarter, and the remaining eleven quarterly installments will be $15 million per quarter. Interest and commitment fees will be payable quarterly or at the end of selected interest periods.

In connection with this refinancing, the Company expects to write-off approximately $5.7 million of deferred loan costs associated with the Credit Agreement. This will be a non-cash item reflected in the Company’s first quarter 2006 financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt (Senior Debt) (continued)

The aggregate maturities payable under the refinanced Term Loan A for the following fiscal years are as follows (in thousands):

2006	$7,500
2007	22,500
2008	40,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000

The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012.

5.    Stock Plans

Stock Incentive Plan

During 1997, the Company’s Board of Directors (the ‘‘Board’’) adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Incentive Plan (the ‘‘1997 Plan’’). The 1997 Plan, as amended, authorizes grants of up to 7,383,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) stock units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate.

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

On October 27, 2005, the Company amended certain option award agreements to accelerate vesting of approximately 1.4 million options for which the exercise price was above the then current market price. An additional compensation charge of approximately $12 thousand was recognized for the portion of such accelerated options, which were unvested ‘‘in the money’’ options.

The following table summarizes the Company’s stock option activity for the fiscal years presented:

	Dec. 25, 2005		Dec. 26, 2004		Dec. 28, 2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding – beginning of year	5,010,285	$18.43	5,199,412	$18.13	5,068,454	$17.82
Granted	402,400	16.95	435,038	19.41	743,275	17.63
Exercised	29,030	15.14	414,150	14.95	497,349	14.21
Forfeited	164,995	19.07	210,015	19.92	114,968	18.10
Outstanding – end of year	5,218,660	$18.31	5,010,285	$18.43	5,199,412	$18.13
Exercisable at end of year	5,217,160	$18.31	3,300,755	$18.37	3,111,879	$18.34
Weighted-average fair value of options granted during the year	$4.98		$6.41		$5.62

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Stock Plans (continued)

Further information about stock options outstanding at December 25, 2005 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$14.00 – 16.00	1,841,179	4.2	$14.99	1,841,179	$14.99
$16.01 – 18.00	1,018,485	8.1	17.31	1,016,985	17.31
$18.01 – 20.00	392,208	8.4	19.38	392,208	19.38
$20.01 – 22.50	1,966,788	3.4	21.73	1,966,788	21.73
	5,218,660	5.0	$18.31	5,217,160	$18.31

In 2005, the Company issued an aggregate of 96,999 restricted stock units pursuant to the 1997 Plan. These restricted stock units were issued in lieu of all or a portion of the stock options that would have been granted to the recipients. Of these restricted stock units, 10,325 were issued to directors of the Company and vest monthly over a twelve-month period, and the remainder were issued to employees and vest based on the achievement of performance-based milestones.

The Company adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148. Accordingly, the Company discloses pro forma net income and earnings per share determined as if the Company had accounted for its stock-based employee compensation under the fair value method of that statement. The fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model assuming a weighted average risk-free interest rate of 4.10 percent, 4.58 percent and 3.02 percent, and expected common stock market price volatility factors of 0.14, 0.18 and 0.22 for the years 2005, 2004 and 2003, respectively. A seven-year weighted average expected life of each option granted.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock Rights Plan

Effective July 17, 2001, the Company adopted a Stockholder Rights Plan (the ‘‘Plan’’) and declared a dividend of one preferred share purchase right (the ‘‘Rights’’) on each outstanding share of the Company’s common stock held by stockholders of record on July 27, 2001. The rights are exercisable if a person or group acquires 15 percent or more of the Company’s common stock, or commences a tender or exchange offer with that goal. The rights will expire on July 27, 2011.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

In thousands

Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Weighted-average shares – basic	41,429	41,907	41,245
Effect of dilutive securities:
Employee stock options	318	567	589
Weighted-average shares – diluted	41,747	42,474	41,834

Options to purchase the Company’s common stock that were not included in the computation of the diluted earnings per share because the options’ exercise price per share was greater than the average market price of the common shares during each of the periods presented below (in thousands, except per share amounts):

Fiscal Year	Options	Exercise Price Range
2005	2,977	$17.55 to $22.50
2004	2,018	$20.00 to $22.50
2003	2,176	$18.00 to $22.50

7. Pension and Other Post-retirement Benefit Plans

The Company and its subsidiaries maintain certain defined benefit pension plans. The benefits are based on years of service and employee compensation, primarily on career average pay. The Company’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using assumptions that differ from those used for financial reporting. Assets of the plans consist principally of short-term investments, annuity contracts, equity securities and corporate and U.S. Government obligations. The Company uses information as of September 30 to measure the value of pension plan assets and obligations. Certain of the Company’s subsidiaries also provide retiree health and life insurance benefits.

The fair value of the pension plan assets at the end of year was approximately $106.8 million. The asset allocation for Company-sponsored pension plans at the end of the 2005 and 2004 plan years, by asset category, is presented in the table below.

	Allocation of Plan Assets
	2005	2004
Equity securities	74%	71%
Fixed income securities	20%	27%
Cash	6%	2%
Total	100%	100%

The equity investments are diversified across U.S. and non-U.S. stocks. The Company employs a total return investment approach in its investment strategy whereby a mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status and the Company’s financial condition. The long-term rate of return for plan assets is determined by consideration of the current asset mix, historical returns and peer data analysis.

The Company contributed $277,529 to its pension plans in the 2005 fiscal year and expects to contribute approximately $139,000 in 2006. For the post-retirement health and life insurance plans, the Company contributed $342,059 in fiscal year 2005 and expects to contribute approximately $429,000 in fiscal year 2006.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Pension and Other Post-retirement Benefit Plans (continued)

The following table sets forth the plans’ funded status and the amount recognized in the Company’s consolidated balance sheet:

	Pension Benefits		Other Benefits
In thousands	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$107,054	$97,181	$4,665	$4,117
Service cost	2,797	2,251	21	8
Interest cost	6,258	6,016	265	257
Actuarial loss	5,194	2,143	381	163
Benefits paid	(5,640)	(5,201)	(342)	(463)
Business combinations	—	4,664	—	583
Benefit obligation at end of year	$115,663	$107,054	$4,990	$4,665
Change in Plan Assets
Fair value of trust assets at beginning of year	$97,286	$87,490	$—	$—
Actual return on plan assets	10,826	11,691	—	—
Employer contributions	4,294	—	342	463
Benefits paid	(5,640)	(5,201)	(342)	(463)
Business combinations	—	3,306	—	—
Fair value of trust assets at end of year	$106,766	$97,286	$—	$—
Reconciliation of Funded Status
Funded status	$(8,897)	$(9,768)	$(4,990)	$(4,665)
Unrecognized net:
Transition (asset)/obligation	—	—	—	—
Prior service cost	(395)	(747)	—	(67)
Actuarial loss/(gain)	30,141	29,057	(3,278)	(4,146)
Contributions after measurement date	23	4,039	—	—
Net amount recognized	$20,872	$22,581	$(8,268)	$(8,878)
Amounts Recognized in Statement of Financial Position
Prepaid benefit cost	$—	$—	$—	$—
Accrued liability	(7,017)	(3,470)	(8,268)	(8,878)
Accumulated other comprehensive expense	27,889	26,051	N/A	N/A
Net amount recognized	$20,872	$22,581	$(8,268)	$(8,878)
Separate Disclosures for Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation at end of year	$115,663	$107,054	N/A	N/A
Accumulated benefit obligation at end of year	113,806	104,763	N/A	N/A
Fair value of assets at end of year	106,766	97,286	N/A	N/A

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Pension and Other Post-retirement Benefit Plans (continued)

	Pension Benefits		Other Benefits
In thousands	2005	2004	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$2,797	$2,251	$21	$8
Interest cost	6,258	6,016	265	257
Expected return on plan assets	(8,266)	(7,315)	—	—
Amortization of net:
Transition obligation	—	(2)	—	—
Prior service cost	(352)	(356)	(67)	(93)
Actuarial loss/(gain)	1,550	1,961	(487)	(307)
Net periodic benefit cost	$1,987	$2,555	$(268)	$(135)
Components of Other Comprehensive Expense/(Income)
Decrease in intangible asset	$—	$—	N/A	N/A
Increase/(decrease) in additional minimum liability	1,838	(4,067)	N/A	N/A
Other Comprehensive Expense/(Income)	$1,838	$(4,067)	N/A	N/A

Weighted Average Assumptions Used to Determine Benefit Obligations at September 30
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 25
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Assumed Health Care Cost Trend Rates at December 25
Health care cost trend rate assumed for next year (initial rate)	N/A	N/A	10.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	N/A	N/A	5.25%	5.25%
Year that the rate reaches the ultimate rate	N/A	N/A	2011	2009
Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a one percent increase on
Total of service cost and interest cost	N/A	N/A	$22	$73
Postretirement benefit obligation	N/A	N/A	$354	$928
Effect of a one percent decrease on
Total of service cost and interest cost	N/A	N/A	$(19)	$(67)
Postretirement benefit obligation	N/A	N/A	$(320)	$(850)
Estimated Future Benefit Payments
Fiscal 2006	$5,891	N/A	$429	N/A
Fiscal 2007	$6,277	N/A	$431	N/A
Fiscal 2008	$6,531	N/A	$429	N/A
Fiscal 2009	$6,851	N/A	$428	N/A
Fiscal 2010	$6,964	N/A	$428	N/A
Fiscal years 2011-2015	$39,046	N/A	$2,082	N/A

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Pension and Other Post-retirement Benefit Plans (continued)

The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants’ salaries and amounted to approximately $1,478,000, $677,600 and $636,300 in fiscal years 2005, 2004 and 2003, respectively. The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $667,200, $317,000 and $116,000 in fiscal years 2005, 2004 and 2003, respectively.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the ‘‘Act’’). The Act provides for an expansion of Medicare, primarily adding a prescription drug benefit for Medicare eligible-retirees starting in 2006. The Act also provides a federal subsidy to sponsors that provide a benefit that is at least the actuarial equivalent to Medicare Part D. Final regulations that define actuarial equivalency were not issued until January 2005. However, the Company anticipates that the effects of the Act on medical obligations and costs reported would be immaterial. Therefore, the Company’s retiree medical obligations and costs reported do not reflect any impact associated with the legislation.

8.    Income Taxes

The annual provision (benefit) for taxes on income, is as follows:

In thousands

Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Current tax expense (benefit):
Federal	$7,365	$(50,712)	$(3,775)
State	2,775	2,424	1,906
Total current tax expense (benefit)	10,140	(48,288)	(1,869)
Deferred tax expense:
Federal	18,165	14,098	5,946
State	1,819	2,384	2,043
Total deferred tax expense	19,984	16,482	7,989
Total provision (benefit) for income taxes	$30,124	$(31,806)	$6,120

The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense, for the years presented, is as follows:

In thousands

Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Tax at U.S. statutory rates	$26,947	$29,647	$27,339
State taxes, net of federal tax benefit	2,986	3,125	2,566
Reversal of excess tax accruals	—	(64,925)	(22,756)
Other	191	347	(1,029)
Total	$30,124	$(31,806)	$6,120

At the date of its acquisition by the Company, 21st Century had federal net operating loss carry-forwards of approximately $73.7 million available to offset the Company’s future consolidated taxable income. Such carry-forwards expire in the years 2017 through 2023. Approximately $8.4 million and $21 million were utilized in 2004 and 2005, respectively. Approximately $21 million is anticipated to be utilized in 2006 and has been recorded as a current deferred tax asset. The remaining portion has been recorded as an asset in the deferred tax liability account. Due to the likelihood of future utilization of these carry-forwards, the Company has not reduced the anticipated benefits by a valuation allowance.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Income Taxes (continued)

The Company realized state tax benefits in connection with the utilization of state net operating loss carry-forwards as follows: $0.7 million in 2005; and $1.4 million in 2004. Based upon current state statutory rates, the Company may have $8.3 million of future tax benefits. However, based upon an assessment of the likelihood of the future utilization of such losses, the Company’s tax benefits were reduced by a valuation allowance of approximately $5.3 million at December 25, 2005. The state net operating loss carry-forwards expire in various years through 2025.

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets, are as follows:

In thousands

Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004
Deferred tax liabilities:
Property, plant and equipment	$21,457	$21,475
Intangibles	102,512	88,140
Retiree benefits	4,817	5,236
Total deferred tax liabilities	$128,786	$114,851
Deferred tax assets:
Federal net operating loss carry-forwards	$15,513	$17,987
State net operating loss carry-forwards	8,261	6,959
Other comprehensive income	8,470	10,669
Other	9,002	8,468
Total deferred tax assets	41,246	44,083
Valuation allowance	(4,999)	(4,007)
Net deferred tax assets	$36,247	$40,076
Net deferred tax liabilities	$92,539	$74,775

The Company’s valuation allowances for deferred tax assets increased by $992,000 in fiscal year 2005. The Company’s federal income tax returns have not been examined by the Internal Revenue Service.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

The Company leases office space, production facilities, warehouse space, and equipment under noncancellable operating leases. These leases contain several renewal options and some escalation clauses, for periods of up to five years. The Company’s future minimum lease payments under noncancellable operating leases and future minimum payments under capital lease agreements at December 25, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases
2006	$596	$3,856
2007	597	2,845
2008	597	2,337
2009	572	1,971
2010	568	1,704
Thereafter	2,556	8,344
	$5,486	$21,057
Less: Amount representing interest (4.3% to 17.3%)	1,551
Present value of capital lease obligations	3,935
Less: Current portion	307
Non-current portion	$3,628

Total rent expense was approximately $5.2 million, $4.0 million and $2.9 million for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

At December 25, 2005, the Company had unused outstanding letters of credit in the amount of approximately $6.6 million.

The Company is involved in certain litigation matters that have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings should not have a material adverse impact on the Company’s financial position or results of operations.

In December 2005, the Company signed a lease with an annual base rate of $ 0.8 million to $1.0 million, for approximately 36,000 square feet of corporate office space in Yardley, Pennsylvania, which expires in 2018. The Company expects to relocate from Trenton, New Jersey to Yardley, Pennsylvania in August 2006.

In January 2006, the Company signed a $9.5 million contract for a new press for the Macomb Michigan facility, which is expected be operational in 2007.

10. Acquisitions

The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of properties are subject to closing costs and may be subject to the finalization of customary adjustments.

On December 6, 2005, the Company completed the acquisition of the assets of JobsInTheUS, based in Westbrook, Maine. This acquisition included the online recruiting Web sites of JobsInTheUS.com, JobsInME.com, JobsInNH.com, JobsInVT.com, JobsInRI.com and other domain names. Founded in 1999, JobsInTheUS is one of the fastest-growing local job Internet sites — both in terms of unique visits to the Web sites and jobs posted. The acquired company specializes in state-specific job Internet sites where qualified candidates who want to work in a particular region find a match with local employers. The excess of the purchase price over the net book value of the assets acquired is subject to Company’s finalizing the valuation of the business acquired.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Acquisitions (continued)

On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a Delaware corporation (‘‘21st Century’’), pursuant to an Agreement and Plan of Merger (the ‘‘Agreement’’), dated July 2, 2004, with 21st Century and Wolverine Acquisition Corp., a Delaware corporation (‘‘Merger Sub’’) and a wholly owned subsidiary of the Company. Pursuant to the Agreement, Merger Sub merged with and into 21st Century, with 21st Century surviving as an indirect wholly owned subsidiary of the Company (the ‘‘Merger’’). The assets of 21st Century include four daily newspapers and 85 non-daily publications located in Michigan.

The purchase price for the acquisition, including transaction costs, was approximately $423 million, including the $415 million purchase price. The purchase price was financed with borrowings under a Credit Agreement dated as of August 12, 2004. The portion of the purchase price in excess of $415 million consisted of direct acquisition costs and certain costs incurred or expected to be incurred in connection with the integration and consolidation of 21st Century’s operations. There is no tax deductible goodwill resulting from the Company’s acquisition of 21st Century. The purchase price allocation for 21st Century, as of December 25, 2005, is as follows (in thousands):

Current assets, net of cash acquired of $1,901	20,552
Property, plant and equipment, net	31,747
Goodwill	274,344
Intangible and other long-term assets	129,421
Other assets	163
Total assets acquired	456,227
Current liabilities	18,759
Non-current liabilities	14,917
Total liabilities assumed	33,676
Net assets acquired	$422,551

Intangible assets acquired in connection with the 21st Century acquisition consist of the following (in thousands, except years):

	Amount	Weighted Average Amortization Period (Years)
Amortizable intangible assets:
Customer and subscriber lists	$2,500	3
Non-compete covenants	$1,421	7
Non-amortized intangible assets:
Goodwill	$274,344	—
Mastheads	$125,500	—

The following table presents the unaudited pro forma consolidated results of operations of the Company as though the 21st Century acquisition occurred on the first day of each period presented (in thousands, except per share amounts):

	Fiscal year ended
	December 26, 2004	December 28, 2003
Net revenues	$562,207	$555,948
Net income	$118,320	$78,178
Net income per share:
Basic	$2.82	$1.90
Diluted	$2.79	$1.87

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Acquisitions (continued)

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

Results of operations of each of the Company’s acquisitions are included in the Company’s consolidated statements of income from the dates of their respective acquisition.

11.    Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for years ended December 25, 2005 and December 26, 2004:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005(1)
Revenues(2)	$132,537	$145,875	$137,344	$140,873
Operating income(2)	$21,199	$35,030	$29,120	$31,656
Net income	$7,499	$15,372	$11,524	$12,473
Net income per common share:
Basic	$0.18	$0.37	$0.28	$0.31
Diluted	$0.18	$0.37	$0.28	$0.31
2004(1)
Revenues(2)	$97,098	$105,943	$121,316	$144,735
Operating income(2)	$20,314	$27,544	$25,678	$32,642
Net income	$10,247	$14,760	$66,088	$25,418
Net income per common share:
Basic	$0.25	$0.35	$1.58	$0.61
Diluted	$0.24	$0.35	$1.55	$0.60

(1)	The amounts reported above include operating results of acquisitions for the period the operations were owned by the Company. See Note 10, Acquisitions.

(2)	Certain circulation revenue and expense items have been reclassified to conform to the Company’s current financial presentation. The effect of these reclassifications is to reduce revenues with an equal decrease in operating expenses. In addition, the Company has reclassified amortization of deferred financing fees from amortization expense to interest expense. These reclassifications have no impact on net income.

JOURNAL REGISTER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Adjustments(1)	Charged/ (Credited) to Income		Deductions(2)	Balance at End of Period
Year ended December 25, 2005
Allowance for doubtful accounts	$8,143	$755	$4,434		$5,395	$7,937
Valuation allowance for deferred tax assets	4,007	—	992		—	4,999
Year ended December 26, 2004
Allowance for doubtful accounts	$5,785	$1,867	$4,756		$4,265	$8,143
Valuation allowance for deferred tax assets	3,747	—	260		—	4,007
Year ended December 28, 2003
Allowance for doubtful accounts	$6,388	$13	$3,830		$4,446	$5,785
Valuation allowance for deferred tax assets	5,239	—	(1,492	)(3)	—	3,747

(1)	Allowance for doubtful account adjustments related to acquisitions in the respective periods presented. See Note 10 of Notes to Consolidated Financial Statements for a discussion of acquisitions.

(2)	Includes the write-off of uncollectible accounts in the respective periods presented.

(3)	Reflects a reversal of a valuation allowance for state net operating loss carry-forwards.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 6, 2005, the Company notified Ernst & Young LLP (‘‘E&Y’’) that the Company’s Audit Committee had dismissed E&Y as the independent registered public accounting firm for the Company. The reports of E&Y on the Company’s consolidated financial statements for the fiscal years ended December 26, 2004 and December 28, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principle. During the fiscal years ended December 26, 2004 and December 28, 2003, and through May 6, 2005, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report. During the fiscal years ended December 26, 2004 and December 28, 2003, and through May 6, 2005, there were no ‘‘reportable events’’ as that term is described in paragraph (a)(1)(v) of Item 304 of Regulation S-K. The Company filed a Form 8-K with the U.S. Securities and Exchange Commission (‘‘SEC’’) on May 10, 2005, in which it requested E&Y to furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of the letter from E&Y dated May 10, 2005 was filed as an exhibit to the Form 8-K.

Effective May 6, 2005, the Company’s Audit Committee engaged Grant Thornton LLP (‘‘GT’’) as the Company’s new independent registered public accounting firm. Neither the Company nor anyone on behalf of the Company had consulted with GT during the Company’s two most recent fiscal years and during the subsequent interim period prior to the Company’s engagement of GT regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 25, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2005. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for JobsInTheUS., an acquisition consummated on December 6, 2005.

Grant Thornton LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report that is included herein.

Changes in Internal Control over Financial Reporting. During fiscal year 2004, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include: (i) financial applications; including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company’s internal and disclosure controls and its operating efficiencies. As of December 25, 2005, the implementation of the financial applications was in process, and the deployment of the advertising and circulation management applications was in process. The implementation of the financial applications has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. The Company reviews each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems are implemented. The Company believes that the controls as modified are appropriate and functioning effectively.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required by this Item relating to the Company’s directors is set forth under the caption ‘‘Proposal 1—Election of Directors’’ in the 2006 Proxy Statement and is incorporated herein by reference.

Information required by this Item relating to the Company’s executive officers is set forth in Part I of this Report under the caption ‘‘Executive Officers of the Registrant’’ and is incorporated herein by reference.

Information required by this Item relating to the identification of the Audit Committee and the Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a ‘‘financial expert,’’ as that term is defined under Item 401(h) of Regulation S-K, is set forth under the caption ‘‘The Board of Directors and Committees—Audit Committee’’ in the 2006 Proxy Statement and is incorporated herein by reference.

Information required by this Item relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in the 2006 Proxy Statement and is incorporated herein by reference.

The Company has adopted a code of ethics entitled ‘‘Code of Business Conduct and Ethics’’ which applies to its CEO and Other Senior Financial Officers. A copy is available on the Company's Web site at www.journalregister.com by clicking on Investor Relations and then Corporate Governance. Any amendments to, or waiver from, any provision of the code will be posted on the Company’s Web site at the above address.

Item 11.    Executive Compensation.

Information required by this Item is set forth under the caption ‘‘Executive Compensation’’ in the 2006 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item is set forth under the caption ‘‘Security Ownership of Beneficial Owners and Management and Related Stockholder Matters’’ in the 2006 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information required by this Item is set forth under the caption ‘‘Certain Transactions’’ in the 2006 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information required by this Item is set forth under the caption ‘‘Ratification of the Selection of Independent Auditors’’ in the 2006 Proxy Statement and is incorporated herein by reference.

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

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 18, 2005, furnishing pursuant to Item 2.02 thereof certain information regarding the text of a press release issued by the Company, dated October 18, 2005, titled ‘‘Journal Register Company Reports Third Quarter Results.’’

TheCompany filed a Current Report on Form 8-K on October 28, 2005, furnishing pursuant to Item 8.01 thereof certain information regarding the text of a press release issued by the Company dated October 28, 2005, titled ‘‘Journal Register Company Announces Quarterly Cash Dividend.’’

(c) Index to Exhibits.

The following is a list of all Exhibits filed as part of this Report:

Exhibit No.	Description of Exhibit
*2.1	Master Agreement, dated as of May 17, 1998, by and among each of the persons listed on Annex A and Annex B thereto, Richard G. Schneidman, as Designated Stockholder, and the Company (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A, dated June 30, 1998, File No. 1−12955).
*3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005, File No. 1−12955 (the ‘‘September 2005 Form 10-Q’’)).
*3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the September 2005 Form 10-Q).
*4.1	Company Common Stock Certificate (filed as Exhibit 4.1 the Company’s Registration Statement on Form S-1, Registration No. 333-23425 (the ‘‘Form S-1’’)).
*4.2	Rights Agreement dated as of July 17, 2001 between the Company and the Bank of New York, as Rights Agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated July 18, 2001, File No. 1−12955).
*10.1(a)	1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 1−12955 (the ‘‘June 1997 Form 10-Q’’)). +
*10.1(b)	Amended and Restated 1997 Stock Incentive Plan. (filed as Annex B to the Company’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders). +
*10.2	Management Bonus Plan (filed as Exhibit 10.3 to the June 1997 Form 10-Q). +
*10.3	Supplemental 401(k) Plan (filed as Exhibit 10.4 to the Form S-1). +
*10.4	Registration Rights Agreement by and among Journal Register Company, Warburg, Pincus Capital Company, L.P., Warburg, Pincus Capital Partners, L.P. and Warburg, Pincus Investors, L.P. (filed as Exhibit 10.6 to the June 1997 Form 10-Q).

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

Exhibit No.	Description of Exhibit
*10.5	Executive Incentive Compensation Plan (filed as Exhibit 10.7 to the Company’s Form 10-K for fiscal year 2001, File No. 1−12955). +
*10.6	Employment Agreement by and between Journal Register Company and Robert M. Jelenic dated March 5, 2003. +
*10.7	Employment Agreement by and between Journal Register Company and Jean B. Clifton dated March 5, 2003. +
*10.8	Agreement and Plan of Merger, dated as of July 2, 2004, by and among Journal Register Company, a Delaware corporation, Wolverine Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Journal Register Company, and 21st Century Newspapers, Inc., a Delaware corporation (filed as Exhibit 2.1 to the July 7, 2004 Form 8-K).
*10.9	Credit Agreement dated August 12, 2004 with JPMorgan Chase Bank as Administrative Agent and Co-Documentation Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York, Key Bank National Association, SunTrust Bank, Wachovia Bank, National Association, as Co-Syndication Agents and The Royal Bank of Scotland PLC, as Co-Documentation Agent (filed as Exhibit 10.1 to the August 20, 2004 Form 8-K).
*10.10	Amended and Restated Credit Agreement (filed as Exhibit 10.1 to January 31, 2006 form 8-K).
*10.11	Change in Control Employment Agreement by and between Journal Register Company and Julie A. Beck dated February 21, 2006 (filed as Exhibit 10.1 to February 24, 2006 form 8-K). +
**21.1	Subsidiaries of Journal Register Company.
**23.1	Consent of Grant Thornton LLP.
**23.2	Consent of Ernst & Young LLP.
**24	Power of Attorney (appears on signature page).
**31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

*	Incorporated by reference.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Trenton, State of New Jersey, on the 10th day of March 2006.

JOURNAL REGISTER COMPANY

By:	/s/ Robert M. Jelenic
Robert M. Jelenic Chairman, and Chief Executive Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both Robert M. Jelenic and Julie A. Beck his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March 2006.

Signature	Title(s)
/s/ Robert M. Jelenic Robert M. Jelenic	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Jean B. Clifton Jean B. Clifton	President, Chief Operating Officer and Director
/s/ Julie A. Beck Julie A. Beck	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ John L. Vogelstein John L. Vogelstein	Director
/s/ Errol M. Cook Errol M. Cook	Director
/s/ James W. Hall James W. Hall	Director
/s/ Joseph A. Lawrence Joseph A. Lawrence	Director
/s/ Stephen P. Mumblow Stephen P. Mumblow	Director
/s/ Laurna Godwin Laurna Godwin	Director
/s/ Burton B. Staniar Burton B. Staniar	Director