Form 10-Q
period 2006-03-26
JOURNAL REGISTER CO
filed 2006-05-05
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 26, 2006

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

(609) 396-2200 (Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]        Accelerated filer [    ]        Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [    ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 39,569,669 shares outstanding (exclusive of treasury shares) as of May 1, 2006.

JOURNAL REGISTER COMPANY

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except for share data As of:	March 26, 2006	December 25, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$2,926	$2,410
Accounts receivable, less allowance for doubtful accounts of $7,544 and $7,937, respectively	56,997	61,203
Inventories	8,521	8,736
Deferred income taxes	10,431	10,588
Other current assets	8,368	7,375
Total current assets	87,243	90,312
Property, plant and equipment:
Land	14,386	14,386
Buildings and improvements	98,308	97,800
Machinery and equipment	189,102	187,195
Construction in progress	6,812	6,731
Total property, plant and equipment	308,608	306,112
Less accumulated depreciation	(153,874)	(150,225)
Net property, plant and equipment	154,734	155,887
Intangible and other assets:
Goodwill	779,587	779,581
Other intangible assets, net of accumulated amortization of $10,581 and $11,936, respectively	147,614	151,553
Fair market value of hedges	9,845	7,189
Other assets	3,527	3,367
Total assets	$1,182,550	$1,187,889
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Dividends payable	$803	$809
Current maturities of senior debt	7,500	7,500
Accounts payable	17,437	19,369
Accrued interest	6,100	6,603
Deferred subscription revenue	14,942	14,664
Accrued salaries and vacation	10,790	10,704
Other accrued expenses and current liabilities	21,392	20,876
Total current liabilities	78,964	80,525
Senior debt	740,400	740,700
Capital lease obligations, net of current maturities	3,551	3,628
Deferred income taxes	104,860	103,127
Accrued retiree benefits and other liabilities	20,291	20,259
Income taxes payable	17,615	17,608
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued at March 26, 2006 and December 25, 2005	484	484
Additional paid-in capital	361,974	361,494
Accumulated deficit	(4,718)	(5,680)
	357,740	356,298
Less treasury stock
8,633,473 shares and 8,052,056 shares, respectively, at cost	(129,720)	(121,953)
Accumulated other comprehensive loss, net of tax	(10,659)	(12,230)
Unearned compensation	(492)	(73)
Stockholders’ equity	216,869	222,042
Total liabilities and stockholders’ equity	$1,182,550	$1,187,889

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

In thousands, except per share data	Thirteen weeks ended
Fiscal period ended	March 26, 2006	March 27, 2005(1)
Revenues:
Advertising	$99,945	$102,240
Circulation	25,144	25,698
Newspaper revenues	125,089	127,938
Commercial printing and other	4,501	4,599
Total revenues	129,590	132,537
Operating expenses:
Salaries and employee benefits	55,312	55,957
Newsprint, ink and printing charges	12,248	11,414
Selling, general and administrative	19,862	21,682
Depreciation and amortization	4,641	4,866
Other	17,743	17,419
Total operating expenses	109,806	111,338
Operating income	19,784	21,199
Net interest expense and other	(11,217)	(8,865)
Write-off of debt issuance costs	(5,662)	—
Income before provision for income taxes	2,905	12,334
Provision for income taxes	1,140	4,835
Net income	$1,765	$7,499
Net income per common share:
Basic	$0.04	$0.18
Diluted	$0.04	$0.18
Dividends per common shares	$0.02	$—
Weighted-average shares outstanding:
Basic	40,177	42,017
Diluted	40,289	42,425

(1)	Contains reclassifications in order to conform to current year presentation.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands	Thirteen weeks ended
Fiscal period ended	March 26, 2006	March 27, 2005(1)
Cash flows from operating activities:
Net income	$1,765	$7,499
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,056	1,026
Depreciation and amortization	4,641	4,866
Write-off of debt issuance costs	5,662	—
Non-cash interest expense	281	372
Increase in deferred income taxes	1,890	3,231
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,151	3,917
Decrease in accounts payable	(1,933)	(1,008)
Other, net	(1,495)	(1,181)
Net cash provided by operating activities	15,018	18,722
Cash flows from investing activities:
Net additions to property, plant and equipment	(3,174)	(1,612)
Net proceeds from sale of property, plant & equipment	87	—
Net cash used in investing activities	(3,087)	(1,612)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	755,500	—
Extinguishment of prior long-term debt	(755,500)	—
Payments of long-term debt	(300)	(16,600)
Payments on capital lease obligations	(76)	(52)
Dividends paid	(809)	—
Debt issuance costs	(2,463)	—
Purchase of company stock	(7,767)	—
Net cash used in financing activities	(11,415)	(16,652)
Increase in cash and cash equivalents	516	458
Cash and cash equivalents, beginning of period	2,410	2,003
Cash and cash equivalents, end of period	$2,926	$2,461
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,368	$7,805
Income taxes	$759	$1,251
Supplemental disclosures of non-cash activities:
Comprehensive income – mark-to-market adjustments, net of tax	$1,571	$4,516

(1)	Contains reclassifications in order to conform to current year presentation.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the ‘‘Company’’). The Company primarily publishes daily and non-daily newspapers in print and online serving markets in Philadelphia and its surrounding areas, Michigan, Connecticut, the Greater Cleveland area of Ohio, New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company also owns JobsInTheUS, a network of seven premier employment Web sites in New England. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods presented. The Company has a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year.

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 26, 2006 and December 25, 2005 and the results of its operations and cash flows for the thirteen week periods ended March 26, 2006 and March 27, 2005. These financial statements should be read in conjunction with the December 25, 2005 audited Consolidated Financial Statements and Notes thereto. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

	Thirteen weeks ended
(In thousands)	March 26, 2006	March 27, 2005
Weighted-average shares – basic	40,177	42,017
Effect of dilutive securities:
Employee stock options	112	408
Weighted-average shares – diluted	40,289	42,425

Options to purchase approximately 5.2 million shares of common stock at a range of $14.00 to $22.50 per share were outstanding during the thirteen week period ended March 26, 2006, but were not included in the computation of diluted earnings per share for such period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase 2.4 million shares of common stock at a range of $18.51 to $22.50 were outstanding during the thirteen week period ended March 27, 2005, but were not included in the computation of the diluted earnings per share for such period because the exercise prices of those options were greater than the average market price of the common shares during such period.

3.    Acquisitions

The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of properties are subject to closing costs and may be subject to the finalization of customary adjustments.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

3.    Acquisitions (continued)

On December 6, 2005, the Company completed the acquisition of the assets of JobsInTheUS, based in Westbrook, Maine. This acquisition included the online recruiting Web sites of JobsInTheUS.com, JobsInME.com, JobsInNH.com, JobsInVT.com, JobsInRI.com and other domain names. Founded in 1999, JobsInTheUS is one of the fastest-growing local job Internet sites — both in terms of unique visits to the Web sites and jobs posted. The acquired company specializes in state-specific job Internet sites where qualified candidates who want to work in a particular region find a match with local employers. The excess of the purchase price over the fair market value of the assets acquired is subject to the Company finalizing the valuation of the business acquired and purchase price allocation.

Subsequent Event — On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group, (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, the Suburban Lifestyles is distributed in many of the affluent and growing neighborhoods of Oakland and Macomb County and focuses on the local news and information in each of the communities it serves.

Results of operations of the Company’s acquisitions are included in the Company’s results of operations from the dates of their respective acquisition.

4.    Debt and Interest Rate Derivatives

On January 25, 2006, the Company amended and restated its existing Credit Agreement, dated August 12, 2004, pursuant to an Amended and Restated Credit Agreement (the ‘‘Amended Credit Agreement’’) with JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Lead Arranger and Sole Bookrunner, SunTrust Bank and Wachovia Bank, N.A. as Co-Syndication Agents and Bank of America, N.A. and The Royal Bank of Scotland PLC as Co-Documentation Agents and the several banks and other financial institutions who became parties thereto as lenders. On January 25, 2006, the Company borrowed $625 million in Term Loan A and $130.5 million in revolving credit loans under the Amended Credit Agreement. These borrowings were used to repay term loans and revolving credit loans outstanding under the former Credit Agreement, to pay fees and expenses in connection with the Amended Credit Agreement, and for general corporate purposes on January 25, 2006. The Amended Credit Agreement allowed the Company to borrow up to an additional $244.5 million in revolving credit loans, subject to the terms of the Amended Credit Agreement. In addition, an incremental loan facility is also made available under the Amended Credit Agreement in the maximum amount of $500 million, subject to the terms and conditions of the agreement. The lenders have no obligation to make additional loans to the Company under the incremental loan facility, but may enter into these commitments at their sole discretion.

The Amended Credit Agreement is an amendment and restatement of the former Credit Agreement which was in effect from August 12, 2004 until January 25, 2006 and, therefore, contains substantially similar terms as the former Credit Agreement except that, among other changes and in addition to the terms described above, the Term Loan B under the former Credit Agreement was eliminated and the Term Loan A commitment was increased by $350 million. The amortization period for the Term Loan A has also been extended. The commitment fee on the currently available and unused revolving credit loans has been reduced by 0.125 percent and the interest rates on outstanding loans based on London Interbank Offered Rates have been reduced by 0.25 percent to 0.50 percent, subject to the terms and conditions of the Amended Credit Agreement. The borrowings currently outstanding under the Amended Credit Agreement bear interest based on either various London Interbank Offered Rates (determined daily) plus 1.00 percent or the Prime Rate.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

4.    Debt and Interest Rate Derivatives (continued)

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

Pursuant to the terms of the Amended Credit Agreement, the Company will be required to maintain specified financial ratios, and will also be subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers and dispositions of assets), to authorize dividends and distributions on the Company’s capital stock, and to undertake certain capital expenditures.

The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets to secure the borrowings.

The Company will be required to pay down the principal amount of the term loan in quarterly installments starting on December 29, 2006 and ending with a payment of $340 million on August 12, 2012. The first four quarterly installments will be $7.5 million per quarter, the next four will be $10 million per quarter, the next four will be $12.5 million per quarter, and the remaining eleven quarterly installments will be $15 million. Interest and commitment fees will be payable quarterly or at the end of selected interest periods. The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. As of March 26, 2006, the maximum availability under the Revolving Credit Facility was $259.6 million, with approximately $117 million available based on the terms of the Amended Credit Agreement.

In connection with this refinancing, the Company wrote-off $5.7 million of deferred debt issuance costs associated with the former Credit Agreement. This is reflected as a charge against earnings in the Consolidated Statements of Income and as a non-cash item in the Consolidated Statements of Cash Flows for the thirteen week period ending March 26, 2006.

The Company’s long-term debt as of March 26, 2006 and December 25, 2005 was comprised of the following:

In thousands	2006	2005
Term loan A	$625,000	$275,000
Term loan B	—	350,000
Revolving credit facility	122,900	123,200
Total senior debt	747,900	748,200
Less: current portion	7,500	7,500
Total long-term senior debt	$740,400	$740,700

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

4.    Debt and Interest Rate Derivatives (continued)

The aggregate maturities payable as of March 26, 2006 under the refinanced Term Loan A for the following fiscal years are as follows (in thousands):

2006	$7,500
2007	22,500
2008	40,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000

In accordance with the requirements of the Amended Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company’s Total Leverage Ratio, as defined in the Amended Credit Agreement. Pursuant to these requirements, the Company entered into certain IRPAs that consist of (i) interest rate collars (‘‘Collars’’) that establish a base interest rate ceiling (‘‘Cap’’) and a base interest rate floor (‘‘Floor’’) and (ii) interest rate swaps (‘‘Swaps’’) in which the Company exchanges a portion of its floating rate debt for fixed rate debt, in each case at no initial cost to the Company.

Interest Rate Collars — Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the Floor, the Company will pay cash to the issuers to compensate for the rate below the Floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of March 26, 2006, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at March 26, 2006:

Effective Date	CAP (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29, 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps — Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of March 26, 2006, the aggregate notional amount of existing Swaps in effect was $225 million.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

4.    Debt and Interest Rate Derivatives (continued)

The following table summarizes the Company’s existing and executed contracts for Swaps at March 26, 2006:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$50 million	3.0 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$112 million(1)	4.75 years

(1)	Represents the average of an amortizing notional amount for which the actual notional amount at March 26, 2006 was $75.0 million.

Under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss (‘‘OCI’’). The IRPAs were fully effective in hedging a portion of the changes in cash flows related to the debt obligation during the thirteen week period ended March 26, 2006 and the fiscal year ended December 25, 2005. The Company reported a deferred gain in OCI as of March 26, 2006 of approximately $1.6 million compared to a total deferred gain of $4.5 million at March 27, 2005 (which is net of $1.1 million and $3.1 million of deferred taxes, respectively).

The Company’s weighted average effective interest rate was approximately 5.7 percent for the thirteen week period ended March 26, 2006 and approximately 4.1 percent for the thirteen week period ended March 27, 2005. The effective interest rates for the thirteen week period ended March 26, 2006 and March 27, 2005 includes the impact of a $0.4 million pre-tax benefit and a $0.1 million pre-tax charge, respectively, realized and reported as a component of interest expense related to the Company’s IRPAs.

Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

5.    Stock Incentive Plans

The Company has adopted the SFAS No. 123(R), Accounting for Stock-Based Compensation, as of the beginning of 2006 using the modified prospective method. This statements requires that share based transactions be accounted for using a fair value based method to recognize compensation expense. It also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as was required under previous pronouncements.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, the Company did not recognize compensation expense in the Condensed Consolidated Statement of Income for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. However, the Company did record compensation expense of $61,000 related to restricted stock units based on the market value of the Company’s stock at the date of grant. As required by SFAS No. 123(R), the Company provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of the SFAS No. 123(R) had been applied.

During 1997, the Company’s Board of Directors (the ‘‘Board’’) adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Incentive Plan (the ‘‘1997 Plan’’). The 1997 Plan, as

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

5.    Stock Incentive Plans (continued)

amended, authorizes grants of up to 7,383,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) stock units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate.

Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The option price per share of common stock for all other stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100 percent may be exercised. These options generally expire ten years after issuance. No stock options were granted during the thirteen week period ended March 26, 2006 and March 27, 2005.

On October 27, 2005, the Company amended certain option award agreements to accelerate vesting of approximately 1.4 million options for which the exercise price was above the then current market price.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the thirteen weeks ended March 27, 2005:

(In thousands, except per share amounts)	Thirteen weeks ended
Fiscal period ended	March 27, 2005
Net income:
As reported	$7,499
Add: Stock-based employee compensation expense previously included in net income, net of related tax effects	227
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(732)
Pro forma net income	$6,994
Basic earnings per common share:
As reported	$0.18
Pro forma	$0.17
Diluted earnings per common share:
As reported	$0.18
Pro forma	$0.16

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

5.    Stock Incentive Plans (continued)

The following table summarizes the Company’s stock option activity for the thirteen week period ended March 26, 2006:

	Number of Options	Weighted-Average Exercise Price
Outstanding – December 25, 2005	5,218,660	$18.31
Granted	—	—
Exercised	—	—
Forfeited	4,400	16.95
Outstanding – March 26, 2006	5,214,260	$18.31
Exercisable at March 26, 2006	5,214,260

Further information about stock options outstanding at March 26, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$14.00 – 16.00	1,841,179	4.0	$14.99	1,841,179	$14.99
$16.01 – 18.00	1,014,085	7.6	17.31	1,014,085	17.31
$18.01 – 20.00	392,208	7.6	19.38	392,208	19.38
$20.01 – 22.50	1,966,788	3.1	21.73	1,966,788	21.73
	5,214,260	4.6	$18.31	5,214,260	$18.31

During the thirteen weeks ended March 26, 2006, the Company issued 40,000 restricted stock units pursuant to the 1997 Plan 25,000 units vest over a two year period of time and the Company has assumed a 10% rate of forfeiture. The other 15,000 units vest based on the achievement of performance based milestones. In total, the Company has issued approximately 198,000 restricted stock units under the Plan. Of these restricted units, 10,325 were issued to directors of the Company and vest monthly over a twelve-month period, and the remainder were issued to key employees and vest based on the achievement of performance-based milestones, over a five year period.

The Company uses the Black-Scholes option pricing model to determine fair value of stock options and restricted stock units at the date of grant. The model assumes a weighted average risk free interest rate of 4.10%, expected common stock market price volatility factor of 0.14 and a seven-year weighted average expected life of each option granted for both the thirteen week periods ended March 26, 2006 and March 27, 2005.

The compensation cost that has been charged against income for this plan was $61,000 with a related tax benefit of $24,000 for the thirteen weeks ended March 26, 2006. Total compensation cost related to non-vested awards not yet recognized at March 26, 2006 is $411,000 with an expected weighted-average recognition period of twenty-two months.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

6.    Comprehensive Income

The components of comprehensive income for the thirteen weeks ended March 26, 2006 and March 27, 2005 are as follows:

	Thirteen weeks ended
(In thousands)	March 26, 2006	March 27, 2005
Net income	$1,765	$7,499
Reclassification of unrealized gains on fully effective hedges to net income, net of tax	(232)	69
Net change in fair value of fully effective hedges, net of tax	1,801	4,465
Mark to market adjustment of investments, net of tax	2	(18)
Comprehensive income	$3,336	$12,015

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

The carrying amounts of goodwill and other intangible assets are as follows:

	As of March 26, 2006			As of December 25, 2005
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$842,797	$(63,210)	$779,587	$842,791	$(63,210)	$779,581
Other intangible assets not subject to amortization:
Mastheads	$137,900	$(92)	$137,808	$137,900	$(92)	$137,808
Other intangible assets subject to amortization:
Customer and subscriber lists	9,657	(7,972)	1,685	9,657	(7,579)	2,078
Non-compete covenants	4,347	(2,357)	1,990	4,317	(2,269)	2,048
Debt issuance costs	6,291	(160)	6,131	11,615	(1,996)	9,619
Total other intangible assets	$158,195	$(10,581)	$147,614	$163,489	$(11,936)	$151,553

Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. For the thirteen weeks ended March 26, 2006 and March 27, 2005, amortization expense for intangible assets was approximately $764,000 and $958,000, respectively. For purposes of expense classification amortization of debt issuance costs are included as ‘‘Net interest expense and other’’ in the Condensed Consolidated Statements of Income. Amortization of debt issuance costs was $281,000 and $372,000 for the thirteen weeks ending March 26, 2006 and March 27, 2005, respectively. Estimated amortization of identifiable intangible assets is as follows:

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2006
(Unaudited)

7.    Intangible and Other Assets (continued)

(In thousands)
2006	$2,507
2007	1,910
2008	1,401
2009	1,363
2010	1,233
Thereafter	2,034

The changes in the carrying amount of goodwill during the thirteen weeks ended March 26, 2006 and the fiscal year ended December 25, 2005 largely related to purchase price adjustments of businesses acquired are as follows:

(In thousands)	March 26, 2006	December 25, 2005
Beginning balance	$779,581	$772,683
Goodwill acquired during the period	—	14,891
Adjustments	6	(7,993)
Ending balance	$779,587	$779,581

8.    Pension and Other Post-retirement Benefits

Net Periodic Benefit Cost for the thirteen week periods ended March 26, 2006 and March 27, 2005 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(In thousands)	2006	2005	2006	2005
Components of Net Periodic Benefit Cost:
Service Cost	$763	$699	$6	$5
Interest Cost	1,550	1,565	66	66
Expected Return on Plan Assets	(2,141)	(2,066)	—	—
Amortization of:
Prior Service Cost	(88)	(88)	—	(17)
Loss/(Gain)	388	387	(98)	(121)
Net Periodic Benefit Cost	$472	$497	$(26)	$(67)

The Company currently expects to contribute an aggregate of approximately $139,000 to its defined benefit pension plans in 2006. For the post-retirement health and life insurance plans, the Company expects to contribute approximately $429,000 in fiscal year 2006. During the thirteen weeks ended March 26, 2006, approximately $37,000 and $83,000 had been contributed by the Company to the Company sponsored defined benefit pension plans and post-retirement health and life insurance plans, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s principal business is publishing newspapers in print and online in the United States, and its publications are primarily daily and non-daily newspapers. The Company’s revenues are derived primarily from advertising, paid circulation and commercial printing.

As of March 26, 2006, the Company owned and operated 27 daily newspapers and 354 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns JobsInTheUS, a network of seven premier employment Web sites in New England. The Company has total paid daily circulation of approximately 628,000, total paid Sunday circulation of approximately 658,000 and total non-daily distribution of approximately 6 million. The Company has an investment in PowerOne Media, LLC, a leading provider of online solutions for newspapers, hosting the largest online newspaper network in the U.S.

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

The Company generates revenues through advertising, paid circulation, including single copy sales and subscription sales, and commercial printing and other activities. For the thirteen weeks ending March 26, 2006, advertising, paid circulation and commercial printing and other activities represented 77%, 19% and 4% of total revenue, respectively. The Company’s advertiser base is predominantly local. The Company’s newspapers and Web sites seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and primarily proprietary local content and creative and interactive promotions. The Company also publishes numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company’s management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

The Company’s advertising revenues are derived primarily from a broad group of local advertisers. No single advertiser accounted for more than one percent of the Company's total fiscal year 2005 revenues. The Company’s management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and classified advertising, rather than the generally more volatile national and major account advertising. The Company’s advertising revenue and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. For example, the Company’s Michigan and Ohio clusters are impacted by the automotive sector.

Online Operations

The Company is committed to expanding its business through its Internet initiatives. Online revenues of $3.3 million are included in advertising revenues for the thirteen weeks ending March 26, 2006 and represent a 31% increase from the comparable prior year period. The Company’s online objective is to make its Web sites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Web sites as the indispensable source of useful and reliable community news, sports, information and advertising in their markets. The Company currently operates 212 Web sites, which are affiliated with the Company’s daily newspapers and non-daily publications.

Acquisitions

On December 6, 2005, the Company completed the acquisition of the assets of JobsInTheUS, based in Westbrook, Maine. This acquisition included the online recruiting Web sites of JobsInTheUS.com, JobsInME.com, JobsInNH.com, JobsInVT.com, JobsInRI.com, JobsInMA.com and other domain names. Founded in 1999, JobsInTheUS is one of the fastest-growing local job Internet sites – both in terms of unique visits to the Web sites and jobs posted. The acquired company specializes in state-specific job Internet sites where qualified candidates who want to work in a particular region find a match with local employers. JobsInTheUS is expected to become the cornerstone of the Company’s expanded online recruitment product and when paired with the Company’s local newspapers and Web sites, an important step for the future of the Company.

Subsequent Event — On March 29, 2006, the Company acquired the assets of the Suburban Lifestyles Community Newspaper Group, (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, the Suburban Lifestyles is distributed in many of the affluent and growing neighborhoods of Oakland and Macomb County and focuses on the local news and information in each of the communities it serves. Suburban Lifestyles will be integrated into the Company’s Michigan Cluster.

Results of Operations

Thirteen Week Period Ended March 26, 2006 as Compared to the Thirteen Week Period Ended March 27, 2005

For comparison purposes, where noted, the Company’s revenues are presented on a pro forma basis, which assumes that all properties currently owned were owned in both the current and prior year periods. Certain operating expenses are presented, where noted, on a same-store basis, which excludes the results of the Company’s acquisitions from the current and prior year periods.

Summary.    Net income for the thirteen week period ended March 26, 2006 was $1.8 million, or $0.04 per diluted share, versus $7.5 million, or $0.18 per diluted share, for the thirteen week period ended March 27, 2005. The Company’s 2006 first quarter reported net income includes a $3.5 million charge, net of applicable taxes, for the non-cash write-off of deferred debt issuance costs related to the refinancing of the Company’s Credit Agreement in January 2006. Absent this charge, comparable net income was $5.2 million, or $0.13 per diluted share for the thirteen week period ending March 26, 2006.

Revenues.    For the thirteen week period ended March 26, 2006, the Company’s total revenues decreased $2.9 million, or 2.2 percent, to $129.6 million. Newspaper revenues for the thirteen weeks ended March 26, 2006 as compared to the prior year period decreased $2.8 million, or 2.2 percent, to $125.1 million. Advertising revenues decreased 2.2 percent to $99.9 million, as compared to $102.2 million for the first quarter of 2005. Circulation revenues, net of applicable discounts, for the thirteen week period ended March 26, 2006 decreased approximately $0.6 million, or 2.2 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended March 26, 2006 decreased by approximately $0.1 million, or 2.1 percent, to $4.5 million as compared to the prior year period.

The following table sets forth the Company’s total advertising revenues, by category, for the thirteen weeks ended March 26, 2006 and March 27, 2005:

	Thirteen Weeks Ended
(In thousands)	March 26, 2006	March 27, 2005	% Decrease
Local	$52,148	$54,178	3.7
Classified	42,557	42,755	0.5
National	5,240	5,307	1.3
Total advertising revenues	$99,945	$102,240	2.2

Pro forma newspaper revenues.    On a pro forma basis, total newspaper revenues for the thirteen week period ended March 26, 2006 decreased to $125.1 million from $128.5 million in the prior year period. Pro forma advertising revenues decreased $3.0 million, or 2.8 percent, as a result of a decrease in local advertising of 3.7 percent and a decrease in national advertising revenues of 1.3 percent. Local advertising revenue performance was strong in the New York Capital-Saratoga and Mid-Hudson New York clusters as compared to prior year quarter. These increases were offset by softness in the Michigan and Greater Cleveland clusters. Classified advertising revenues on a pro forma basis decreased 1.8 percent in the first quarter of 2006, as compared to the prior year quarter, with three of the Company’s seven clusters reporting increases. Pro forma classified real estate advertising revenues increased 11.9 percent in the quarter as compared to the first quarter of last year. Classified automotive advertising revenues remained soft in all of the Company’s clusters, and were down 14.8 percent for the quarter as compared to the prior year quarter. National advertising was very strong in the Michigan and Greater Philadelphia clusters, as compared to the prior year quarter. These gains were offset by a decrease in the Connecticut cluster.

Salaries and employee benefits.    Salaries and employee benefit expenses were 42.7 percent of the Company’s revenues for the thirteen week period ended March 26, 2006, as compared to 42.2 percent for the thirteen week period ended March 27, 2005. Salaries and employee benefits decreased $0.7 million, or 1.3 percent, for the thirteen week period ended March 26, 2006 to $55.3 million, as compared to $56.0 million in the prior year period. On a same-store basis, salaries and benefits decreased $1.1 million, or 2.0 percent, for the thirteen weeks ended March 26, 2006 as compared to the prior year period. The decrease in salaries and employee benefits in the current period as compared to the prior year period is primarily due to lower head count and a decrease in the cost of corporate incentives. This decrease was partially offset by an increase in medical and employee benefit costs.

Newsprint, ink and printing charges.    For the thirteen week period ended March 26, 2006, newsprint, ink and printing charges were 9.4 percent of the Company’s revenues, as compared to 8.6 percent for the thirteen week period ended March 27, 2005. Newsprint, ink and printing charges for the thirteen week period ended March 26, 2006 increased approximately $0.8 million, or 7.0 percent, to $12.2 million as compared to $11.4 million for the thirteen week period ended March 27, 2005. The Company’s newsprint expense increased approximately 7.3 percent for the thirteen week period ended March 26, 2006 as compared to the prior year period, reflecting an increase in unit cost of approximately ten percent on a comparable basis, partially offset by a decrease in consumption.

Selling, general and administrative.    Selling, general and administrative expenses were 15.3 percent and 16.4 percent of the Company’s revenues for the thirteen week periods ended March 26, 2006 and March 27, 2005, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended March 26, 2006 decreased $1.8 million, or 8.4 percent, to $19.9 million. The majority of the decrease is related to the higher costs incurred in 2005 as compared to 2006 for Sarbanes-Oxley 404 compliance work. On a same-store basis, selling, general and administrative expenses for the thirteen week period ended March 26, 2006 decreased $2.1 million, or 10.0 percent.

Depreciation and amortization.    Depreciation and amortization expenses were 3.5 percent and 3.7 percent of the Company’s revenues for the thirteen week periods ending March 26, 2006 and

March 27, 2005, respectively. Depreciation and amortization expenses for the thirteen week period ended March 26, 2006 decreased approximately $0.2 million, or 4.6 percent, to $4.6 million.

Other expenses.    Other expenses were 13.7 percent and 13.1 percent of the Company’s revenues for the thirteen week periods ended March 26, 2006 and March 27, 2005, respectively. Other expenses increased approximately $0.3 million, or 1.8 percent, to $17.7 million for the thirteen week period ended March 26, 2006.

Operating income.    Operating income was $19.8 million, or 15.3 percent of the Company’s revenues, for the thirteen week period ended March 26, 2006 as compared to $21.2 million, or 16.0 percent of the Company’s revenues, for the thirteen week period ended March 27, 2005 due to the items described above.

Net interest and other expense.    Net interest and other expense increased approximately $2.4 million, or 26.6 percent, for the thirteen week period ended March 26, 2006 as compared to the thirteen week period ended March 27, 2005. Interest expense increased in the thirteen week period ended March 26, 2006 as a result of a 1.64% increase in the weighted average borrowing rate over the previous year period. This rate increase was partially offset by a decrease in the average outstanding debt of approximately $29.0 million.

Write-off of debt issuance costs.    In connection with the refinancing on the Company’s long-term debt, as discussed below, $5.7 million of unamortized debt issuance costs related to the old credit facility was written off in the thirteen week period ended March 26, 2006.

Provision for income taxes.    The provision for income taxes decreased by approximately $3.7 million for the thirteen week period ended March 26, 2006 as compared to the thirteen week period ended March 27, 2005, reflecting a decrease in pretax net income. The effective tax rate remained consistent at 39.2% for both the current and prior year period.

Other information.    EBITDA (which the Company defines as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges) was $24.0 million for the thirteen week period ended March 26, 2006 as compared to $26.0 million for the thirteen week period ended March 27, 2005. Free cash flow (which the Company defines as EBITDA minus capital expenditures, interest expense and cash income taxes) was $10.0 million, or $0.25 per diluted share, for the thirteen week period ended March 26, 2006, as compared to $14.0 million, or $0.33 per diluted share, for the thirteen week period ended March 27, 2005.

Liquidity and Capital Resources

The Company’s operations have historically generated strong positive cash flow. The Company believes that cash flows from operations and the availability of funds from external sources will be sufficient to fund its ongoing operating needs, capital expenditure requirements and long-term debt obligations, and will provide it with the flexibility to pay quarterly dividends, finance its acquisition strategy and maintain its share repurchase program.

Cash flows from operating activities.    Net cash provided by operating activities for the thirteen week period ended March 26, 2006 was $15.0 million as compared to $19.4 million for the thirteen week period ended March 27, 2005. Current assets were $87.2 million and current liabilities were $79.0 million as of March 26, 2006 as compared to current assets of $90.3 million and current liabilities of $80.5 as of December 25, 2005. The Company manages its working capital through the utilization of its Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability, in accordance with its terms.

Cash flows from investing activities.    Net cash used in investing activities was $3.1 million for the thirteen week period ended March 26, 2006. Net cash used in investing activities for the thirteen weeks ended March 26, 2006 was for investments in property, plant and equipment. Net cash used in investing activities was $1.6 million for the thirteen week period ended March 27, 2005. The Company has a capital expenditure program of approximately $30 million in place for 2006, including approximately $10 million related to a press for the Company’s Macomb, Michigan facility. The Company’s 2006 capital expenditure program includes: spending on technology, including prepress and business systems; computer hardware and software; building and leasehold improvements; other machinery and equipment and vehicles. The Company believes its capital expenditure program is sufficient to maintain its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

Cash flows from financing activities.    Net cash used in financing activities was $11.4 million for the thirteen week period ended March 26, 2006, which includes $7.8 million of Company stock purchases and $0.3 million of debt repayment. Net cash used in financing activities was $16.7 million for the thirteen week period ended March 27, 2005, of which $16.6 million was used to repay debt. On February 16, 2006, the Company announced that pursuant to Board authorization, it was continuing its share repurchase program. Repurchases of the Company’s common stock, in the aggregate amount of up to $25 million, may be made in open market or private transaction as market conditions dictate.

On January 25, 2006, the Company, amended and restated its existing Credit Agreement, dated August 12, 2004, pursuant to an Amended and Restated Credit Agreement (the ‘‘Amended Credit Agreement’’) with JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Lead Arranger and Sole Bookrunner, SunTrust Bank and Wachovia Bank, N.A. as Co-Syndication Agents and Bank of America, N.A. and The Royal Bank of Scotland PLC as Co-Documentation Agents and the several banks and other financial institutions who became parties thereto as lenders. On January 25, 2006, the Company borrowed $625 million in Term Loan A and $130.5 million in revolving credit loans under the Amended Credit Agreement. These borrowings were used to repay term loans and revolving credit loans outstanding under the former Credit Agreement, to pay fees and expenses in connection with the Amended Credit Agreement, and for general corporate purposes. The Amended Credit Agreement allows the Company to borrow up to an additional $244.5 million in revolving credit loans, subject to the terms of the Amended Credit Agreement. In addition, an incremental loan facility is also made available under the Amended Credit Agreement in the maximum amount of $500 million, subject to the terms and conditions of the agreement. The lenders have no obligation to make additional loans to the Company under the incremental loan facility, but may enter into these commitments in their sole discretion.

The Amended Credit Agreement is an amendment and restatement of the former Credit Agreement which was in effect from August 12, 2004 until January 25, 2006 and, therefore, contains substantially similar terms as the former Credit Agreement except that, among other changes and in addition to the terms described above, the Term Loan B under the former Credit Agreement was eliminated and the Term Loan A commitment was increased by $350 million. The amortization period for the Term Loan A has also been extended. The commitment fee on the currently available and unused revolving credit loans has been reduced by 0.125 percent and the interest rates on outstanding loans based on London Interbank Offered Rates have been reduced by 0.25 percent to 0.50 percent, subject to the terms and conditions of the Amended Credit Agreement. The borrowings currently outstanding under the Amended Credit Agreement bear interest based on either various London Interbank Offered Rates (determined daily) plus 1.00 percent or the Prime Rate.

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

Pursuant to the terms of the Amended Credit Agreement, the Company will be required to maintain specified financial ratios, and will also be subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers and dispositions of assets), to authorize dividends and distributions on the Company’s capital stock, and to undertake certain capital expenditures.

The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets to secure the borrowings.

The Company will be required to pay down the principal amount of the term loan in quarterly installments starting on December 29, 2006 and ending with a payment of $340 million on August 12, 2012. The first four quarterly installments will be $7.5 million per quarter, the next four will be $10 million per quarter, the next four will be $12.5 million per quarter, and the remaining eleven quarterly installments will be $15 million. Interest and commitment fees will be payable quarterly or at the end of selected interest periods. The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. As of March 26, 2006, the maximum availability under the Revolving Credit Facility was $259.6 million, approximately $117 million available based on the terms of the Amended Credit Agreement.

In connection with this refinancing, the Company wrote-off $5.7 million of deferred debt issuance costs associated with the former Credit Agreement. This is reflected as a charge against earnings in the Condensed Consolidated Statements of Income and as a non-cash item in the Condensed Consolidated Statements of Cash Flows for the thirteen week period ending March 26, 2006.

The Company’s long-term debt as of March 26, 2006 and December 25, 2005 was comprised of the following:

In thousands	2006	2005
Term loan A	$625,000	$275,000
Term loan B	—	350,000
Revolving credit facility	122,900	123,200
Total senior debt	747,900	748,200
Less: current portion	7,500	7,500
Total long-term senior debt	$740,400	$740,700

The aggregate maturities payable as of March 26, 2006 under the refinanced Term Loan A for the following fiscal years are as follows (in thousands):

2006	$7,500
2007	22,500
2008	40,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000

In accordance with the requirements of the Amended Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company’s Total Leverage Ratio, as defined in the Amended Credit Agreement. Pursuant to these requirements, the Company entered into certain IRPAs that consist of (i) interest rate collars (‘‘Collars’’) that establish a base interest rate ceiling (‘‘Cap’’) and a base interest rate floor (‘‘Floor’’) and (ii) interest rate swaps (‘‘Swaps’’) in which the Company exchanges a portion of its floating rate debt for fixed rate debt, in each case at no initial cost to the Company.

Interest Rate Collars — Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the Floor, the Company will pay cash to the issuers to compensate for the rate below the Floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of March 26, 2006, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at March 26, 2006:

Effective Date	CAP (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$50 million	2 years
October 29, 2004	4.5	2.08	$100 million	2 years
January 29, 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps — Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of March 26, 2006, the aggregate notional amount of existing Swaps in effect was $225 million.

The following table summarizes the Company’s existing Swaps and executed contracts for Swaps at March 26, 2006:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$50 million	3.0 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$112 million(1)	4.75 years

(1)	Represents the average of an amortizing notional amount for which the actual notional amount at March 26, 2006 was $75.0 million.

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (‘‘SFAS 133’’), as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss (‘‘OCI’’). The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the thirteen week periods ended March 26, 2006 and the fiscal year ended December 25, 2005. The Company reported a deferred gain in OCI as of March 26, 2006 of approximately $1.6 million compared to a total deferred gain of $4.5 million at March 27, 2005 (which is net of $1.1 million and $3.1 million of deferred taxes, respectively).

The Company’s weighted average effective interest rate was approximately 5.7 percent for the thirteen week period ended March 26, 2006 and approximately 4.1 percent for the thirteen week period ended March 27, 2005. The effective interest rates for the thirteen week period ended March 26, 2006 and March 27, 2005 includes the impact of a $0.4 million pre-tax benefit and a $0.1 million pre-tax charge, respectively, realized and reported as a component of interest expense related to the Company’s IRPAs.

Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated interim financial statements, which have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its estimates on historical experience and actuarial studies and on other assumptions that are believed to be reasonable and applicable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Revenue Recognition

Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of discounts, in the period when advertising is printed in the Company’s publications or placed on the Company’s Web sites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

To conform to current year presentation, the Company has reclassified certain circulation revenues and expenses related to discounts, promotions and carrier compensation for the thirteen week period ended March 27, 2005. The impact of the reclass was a decrease in circulation revenues offset entirely by a decrease in operating expenses.

Reconciliation of Certain Non-GAAP Financial Measures.

The Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company's results from operations and cash resources generated from its business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company’s operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by the company’s chief operating decision makers to measure the operating results and performance of the Company and its operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company’s operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company’s Credit Agreement. In addition, the Company believes that free cash flow is useful as a supplemental measure of evaluating financial performance because it provides an alternative measure of the cash generated by the Company after payment of expenses, including capital expenditures, and therefore available for further investment in the business, including acquisitions, or for other uses such as repayment of indebtedness or repurchases of outstanding equity securities.

All EBITDA and Free Cash Flow figures in this report are non-GAAP financial measures. The Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. Free cash flow is defined as EBITDA minus capital expenditures, and actual cash payment for interest and income taxes.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, the Company’s calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between: (i) net income and EBITDA; and (ii) net income and free cash flow, in each case for the thirteen week periods ended March 26, 2006 and March 27, 2005.

	Thirteen weeks ended
(In thousands, except per share amounts)	March 26, 2006	March 27, 2005(1)
Net Income	$1,765	$7,499
Add: Provision for income taxes	1,140	4,835
Add: Loss on write-off of debt issuance costs	5,662	—
Add: Net interest expense and other	11,217	8,865
Operating income	19,784	21,199
Add: Depreciation and amortization	4,641	4,866
EBITDA	24,425	26,065
Less: Capital expenditures	(3,174)	(1,783)
Less: Cash interest expense and other	(10,865)	(8,493)
Less: Cash income taxes	(392)	(1,723)
Free Cash Flow	$9,994	$14,066
Free Cash Flow Per Diluted Share	$0.25	$0.33

(1)	Restated to conform to current year presentation.

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s (as hereinafter defined) expectations, forecasts, projections, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the plans and objectives of the Company for future operations and trends affecting the Company’s financial condition and results of operations. In addition, the words ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘believes’’ and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the unavailability or a material increase in the price of newsprint, the success of the Company’s acquisition strategy, dispositions, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures, general or regional economic conditions, advertising trends and material increases in interest rates. These and other factors are discussed in more detail in the Company’s other filings with the SEC, including its Annual Report on Form 10-K for the fiscal year ended December 25, 2005. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company’s long-term debt is at variable interest rates based on the LIBOR, the Prime Rate, or the Federal Funds Rate, plus a certain interest rate spread as defined in the Amended Credit Agreement. To manage its exposure to fluctuations in interest rates as required by its Credit Agreement, the Company enters into certain IRPAs on a portion of its debt, which reduces the effect of changes in variable interest rates. The Company’s objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

At March 26, 2006, the Company had Collars in place with respect to an aggregate notional amount of $300 million of the Company’s outstanding indebtedness and Swaps with respect to an aggregate notional amount of $225 million of the Company’s outstanding indebtedness. In addition, the Company had contracts for Collars that have effective dates occurring in the future with respect to additional notional amounts. See Note 4 of Notes to Condensed Consolidated Financial Statements. There was no initial cost associated with the Company’s existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in variable interest rates, the annual impact on the Company’s pre-tax earnings would be approximately $3.7 million.

Newsprint, which is the principal raw material for the Company’s newspapers, is exposed to commodity price changes. The Company seeks to manage the effects of increases in the price of newsprint through a combination of, among other things, technology improvements, including reductions in page size, inventory management and advertising and circulation price increases.

Item 4.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During fiscal year 2004, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include: (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications; and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company’s internal and disclosure controls and its operating efficiencies. As of March 26, 2006, the implementation of the financial applications was largely complete and deployment of the advertising and circulation management applications was also underway. The implementation of the financial applications has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. The Company has reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems were implemented. The Company believes that the controls as modified are appropriate and functioning effectively.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to Company purchases of Journal Register Company common stock during the first quarter of the 2006 fiscal year.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 26, 2005 to January 29, 2006	155,500	$15.12	155,500	$10,198
January 30, 2006 to February 26, 2006	82,900	$13.15	82,900	$23,920,063
February 27, 2006 to March 26, 2006	345,600	$12.52	345,600	$19,594,188
Total First Quarter 2006	584,000	$13.30	584,000	$19,594,188

All of the shares included in column (c) above were repurchased pursuant to a program initially announced on January 13, 1999, whereby the Company’s Board of Directors authorized the use of up to $100 million per year for the repurchase of the Company’s Common Stock. On April 19, 2005, the Company announced that, pursuant to Board authorization, it was recommencing its share repurchase program for the repurchase of the Company’s common stock in an aggregate amount of up to $30 million. The Company completed the $30 million share repurchase program and on February 16, 2006 again, pursuant to Board authorization, the Company was continuing its share repurchase program for additional repurchases of its common stock in the aggregate amount of $25 million. There is no expiration date for the repurchase program. Since January 13, 1999, and as of April 24, 2006, the Company has repurchased an aggregate of 9,955,500 shares at an average price of $14.79 per share.

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

Item 5.    Other Information

On May 3, 2006, the Compensation Committee of the Board of Directors of the Company approved an amendment to the Company’s Employment Agreement with Robert M. Jelenic, its Chairman and Chief Executive Officer, in order to conform to recently published regulations under Section 409A of the Internal Revenue Code as well as to update Mr. Jelenic’s title and salary information. The full text of the amendment is set forth in Exhibit 10.1 to this report.

Item 6.    Exhibits

10.1	First Amendment dated May 3, 2006, to Employment Agreement dated March 5, 2003, by and among Journal Register Company and Robert M. Jelenic.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 5, 2006	JOURNAL REGISTER COMPANY
	By:	/s/ Julie A. Beck
Julie A. Beck Senior Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)