Form 10-Q
period 2006-06-25
JOURNAL REGISTER CO
filed 2006-08-04
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 25, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to

Commission File Number: 1-12955

Journal Register Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3498615
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
790 Township Line Road, Suite 300, Yardley, PA	19067
(Address of Principal Executive Offices)	(Zip Code)

(215) 504-4200

(Registrant’s Telephone Number, Including Area Code)

50 West State Street, Trenton, New Jersey 08608-1298

(Former Address of Principle Executive Offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 39,182,632 shares outstanding (exclusive of treasury shares) as of July 28, 2006.

JOURNAL REGISTER COMPANY

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except for share data	June 25,	December 25,
As of:	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$2,977	$2,410
Accounts receivable, less allowance for doubtful accounts of $7,620 and $7,937, respectively	60,727	61,203
Inventories	8,785	8,736
Deferred income taxes	10,486	10,588
Other current assets	8,041	7,375
Total current assets	91,016	90,312
Property, plant and equipment:
Land	14,386	14,386
Buildings and improvements	99,974	97,800
Machinery and equipment	193,885	187,195
Construction in progress	7,109	6,731
Total property, plant and equipment	315,354	306,112
Less accumulated depreciation	(157,683)	(150,225)
Net property, plant and equipment	157,671	155,887
Intangible and other assets:
Goodwill	782,503	779,581
Other intangible assets, net of accumulated amortization of $11,302 and $11,936, respectively	146,894	151,553
Fair market value of hedges	16,179	7,189
Other assets	3,495	3,367
Total assets	$1,197,758	$1,187,889
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Dividends payable	$797	$809
Current maturities of senior debt	15,000	7,500
Accounts payable	19,353	19,369
Accrued interest	6,903	6,603
Deferred subscription revenue	14,890	14,664
Accrued salaries and vacation	10,207	10,704
Other accrued expenses and current liabilities	23,976	20,876
Total current liabilities	91,126	80,525
Senior debt	727,800	740,700
Capital lease obligations, net of current maturities	3,468	3,628
Deferred income taxes	112,721	103,127
Accrued retiree benefits and other liabilities	20,733	20,259
Income taxes payable	17,652	17,608
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, none issued and outstanding at June 25, 2006 and December 25, 2005	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued and 39,246,436 outstanding at June 25, 2006 and 48,437,581 issued and 40,385,525 outstanding at December 25, 2005	484	484
Additional paid-in capital	362,254	361,421
Retained earnings (accumulated deficit)	4,264	(5,680)
	367,002	356,225
Less treasury stock
9,191,145 shares and 8,052,056 shares, respectively, at cost	(135,827)	(121,953)
Accumulated other comprehensive loss, net of tax	(6,917)	(12,230)
Stockholders’ equity	224,258	222,042
Total liabilities and stockholders’ equity	$1,197,758	$1,187,889

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
In thousands, except per share data Fiscal period ended	June 25, 2006	June 26, 2005(1)	June 25, 2006	June 26, 2005(1)
Revenues:
Advertising	$111,896	$115,011	$211,841	$217,251
Circulation	25,148	25,992	50,292	51,689
Newspaper revenues	137,044	141,003	262,133	268,940
Commercial printing and other	5,121	4,872	9,622	9,471
Total revenues	142,165	145,875	271,755	278,411
Operating expenses:
Salaries and employee benefits	58,416	55,385	113,727	111,342
Newsprint, ink and printing charges	13,253	12,956	25,501	24,370
Selling, general and administrative	20,281	19,602	40,143	41,284
Depreciation and amortization	4,781	4,742	9,422	9,608
Other	18,674	18,160	36,417	35,578
Total operating expenses	115,405	110,845	225,210	222,182
Operating income	26,760	35,030	46,545	56,229
Net interest expense and other	(10,664)	(9,722)	(21,881)	(18,587)
Write-off of debt issuance costs	—	—	(5,662)	—
Income before provision for income taxes	16,096	25,308	19,002	37,642
Provision for income taxes	6,318	9,936	7,459	14,771
Net income	$9,778	$15,372	$11,543	$22,871
Net income per common share:
Basic	$0.25	$0.37	$0.29	$0.55
Diluted	$0.25	$0.37	$0.29	$0.54
Dividends per common share	$0.02	$—	$0.04	$—
Weighted-average shares outstanding:
Basic	39,497	41,717	39,837	41,867
Diluted	39,530	41,943	39,860	42,179

(1)	Contains reclassifications in order to conform to current year presentation.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands	Twenty-six weeks ended
Fiscal period ended	June 25, 2006	June 26, 2005(1)
Cash flows from operating activities:
Net income	$11,543	$22,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,840	2,456
Depreciation and amortization	9,422	9,608
Write-off of debt issuance costs	5,662	—
Non-cash interest expense	520	744
Non-cash stock compensation expense	833	529
Increase in deferred income taxes	9,696	10,264
Decrease in accounts receivable	(1,364)	(543)
Increase in accounts payable	(16)	(2,475)
Other, net	(805)	(2,985)
Net cash provided by operating activities	37,331	40,469
Cash flows from investing activities:
Net additions to property, plant and equipment	(10,495)	(4,216)
Net proceeds from sale of equipment	140	—
Purchases of business, net of cash acquired	(2,917)	—
Net cash used in investing activities	(13,272)	(4,216)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	755,500	—
Extinguishment of prior long-term debt	(755,500)	—
Debt issuance fees	(2,463)	—
Net repayments of long-term debt	(5,400)	(22,500)
Dividends paid	(1,599)	—
Payments of capital lease obligations	(156)	(114)
Exercise of stock options for common stock	—	54
Purchase of Company stock	(13,874)	(12,438)
Net cash used in financing activities	(23,492)	(34,998)
Increase in cash and cash equivalents	567	1,255
Cash and cash equivalents, beginning of period	2,410	2,003
Cash and cash equivalents, end of period	$2,977	$3,258
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,179	$14,996
Income taxes	$3,123	$5,476
Supplemental disclosures of non-cash activities:
Comprehensive income (loss) – mark-to-market hedge adjustments, net of tax	$5,313	$(487)

(1)	Contains reclassifications in order to conform to current year presentation.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the ‘‘Company’’). The Company primarily publishes daily and non-daily newspapers in print and online serving markets in the Greater Philadelphia area, Michigan, Connecticut, the Greater Cleveland area, Upper New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company also owns JobsInTheUS, a network of premier employment Web sites in the Northeast. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter.

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 25, 2006 and December 25, 2005 and the results of its operations and cash flows for the thirteen and twenty-six week periods ended June 25 2006 and June 26, 2005. These financial statements should be read in conjunction with the December 25, 2005 audited Consolidated Financial Statements and Notes thereto filed with the Securities and Exchange Commission. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.    Reclassifications

To conform to current year presentations, the Company reclassified certain circulation revenues and expenses related to discounts, promotions and carrier compensation. The impact of the reclass was a decrease in circulation revenues of $0.9 million and $2.2 million for the thirteen and twenty-six periods ended June 26, 2005, respectively, offset entirely by a decrease in operating expenses of the same amounts. The Company also reclassified certain cash balances of $1.3 million for the period ended June 26, 2005 from accounts payable, the effect of which is reflected on its Condensed Consolidated Statement of Cash Flows.

3.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Weighted-average shares – basic	39,497	41,717	39,837	41,867
Effect of dilutive securities:
Employee stock options	33	226	23	312
Weighted-average shares – diluted	39,530	41,943	39,860	42,179

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

3.    Earnings Per Common Share (continued)

Options to purchase approximately 5.2 million shares of common stock at a range of $14.00 to $22.50 per share were outstanding during the thirteen and twenty-six week periods ended June 25, 2006, but were not included in the computation of diluted earnings per share for such period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase 2.4 million shares of common stock at a range of $18.51 to $22.50 were outstanding during the thirteen and twenty-six week periods ended June 26, 2005, but were not included in the computation of the diluted earnings per share for such period because the exercise prices of those options were greater than the average market price of the common shares during such period.

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

On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group, (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent and growing neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles is being integrated into our Michigan Cluster.

Results of operations of the Company’s acquisitions are included in the Company’s results of operations from the dates of their respective acquisition.

5.    Debt and Interest Rate Derivatives

On January 25, 2006, the Company amended and restated its existing Credit Agreement, dated August 12, 2004, pursuant to an Amended and Restated Credit Agreement (the ‘‘Amended Credit Agreement’’) with JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Lead Arranger and Sole Bookrunner, SunTrust Bank and Wachovia Bank, N.A. as Co-Syndication Agents and Bank of America, N.A. and The Royal Bank of Scotland PLC as Co-Documentation Agents, and several banks and other financial institutions who became parties thereto as lenders. On January 25, 2006, the Company borrowed $625 million in Term Loan A and $130.5 million in revolving credit loans under the Amended Credit Agreement. These borrowings were used to repay term loans and revolving credit loans outstanding under the former Credit Agreement, to pay fees and expenses in connection with the Amended Credit Agreement, and for general corporate purposes. The Amended Credit Agreement allows the Company to borrow up to an additional $244.5 million in revolving credit loans, subject to the terms of the Amended Credit Agreement. In addition, an incremental loan facility is also made available under the Amended Credit Agreement in the maximum amount of $500 million, subject to the terms and conditions of the agreement. The lenders have no obligation to make additional loans to the Company under the incremental loan facility, but may enter into these commitments at their sole discretion.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

5.    Debt and Interest Rate Derivatives    (continued)

The Amended Credit Agreement is an amendment and restatement of the former Credit Agreement which was in effect from August 12, 2004 until January 25, 2006 and, therefore, contains substantially similar terms as the former Credit Agreement except that, among other changes and in addition to the terms described above, the Term Loan B under the former Credit Agreement was eliminated and the Term Loan A commitment was increased by $350 million. The amortization period for the Term Loan A has also been extended. The commitment fee on the currently available and unused revolving credit loans has been reduced by 0.125 percentage points and the interest rates on outstanding loans based on London Interbank Offered Rates (LIBOR) have been reduced by 0.25 percentage points to 0.50 percentage points, subject to the terms and conditions of the Amended Credit Agreement. The borrowings currently outstanding under the Amended Credit Agreement bear interest based on either various LIBOR rates (determined daily) plus 1.00 percent or the Prime Rate.

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

The Company will be required to pay down the principal amount of the term loan in quarterly installments starting on December 29, 2006 and ending with a payment of $340 million on August 12, 2012. Interest and commitment fees are payable quarterly. The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time. As of June 25, 2006, the maximum availability under the Revolving Credit Facility was $257.2 million, with approximately $108 million available based on the terms and covenants of the Amended Credit Agreement.

The aggregate maturities payable as of June 25, 2006 under the refinanced Term Loan A for the following fiscal years are as follows (in thousands):

2006	$7,500
2007	22,500
2008	40,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

5.    Debt and Interest Rate Derivatives    (continued)

In connection with this refinancing, the Company wrote-off $5.7 million of deferred debt issuance costs associated with the former Credit Agreement. This is reflected as a charge against earnings in the Condensed Consolidated Statements of Income and as a non-cash item in the Condensed Consolidated Statements of Cash Flows for the twenty-six week period ending June 25, 2006.

The Company’s long-term debt as of June 25, 2006 and December 25, 2005 was comprised of the following:

In thousands	2006	2005
Term loan A	$625,000	$275,000
Term loan B	—	350,000
Revolving credit facility	117,800	123,200
Total senior debt	742,800	748,200
Less: current portion	15,000	7,500
Total long-term senior debt	$727,800	$740,700

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

Interest Rate Collars — Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the Collar issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the Floor, the Company will pay cash to the Collar issuers to compensate for the rate below the Floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of June 25, 2006, the aggregate notional amount of outstanding Collars in effect was $300 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at June 25, 2006:

Effective Date	CAP (%)	Floor (%)	Notional Amount	Term
August 20, 2004	4.5	2.05	$ 50 million	2.0 years
October 29, 2004	4.5	2.08	$100 million	2.0 years
January 29, 2005	4.5	2.38	$ 50 million	2.0 years
January 29, 2005	4.5	2.47	$100 million	2.0 years
July 24, 2006	6.0	4.75	$ 25 million	5.0 years
August 21, 2006	6.0	4.71	$ 25 million	5.0 years
August 21, 2006	6.0	4.70	$ 25 million	5.0 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps — Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the Swap issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

5.    Debt and Interest Rate Derivatives    (continued)

pay cash to the Swap issuers to compensate for the rate below the fixed rate. As of June 25, 2006, the aggregate notional amount of existing Swaps in effect was $225 million.

The following table summarizes the Company’s existing and executed contracts for Swaps including those that have an effective date occurring in the future, in each case at June 25, 2006:

Effective Date	Fixed Rate (%)	Notional Amount		Term
December 3, 2004	3.48	$50 million		3.0 years
April 1, 2005	4.06	$100 million		4.75 years
April 1, 2005	4.085	$112 million	(1)	4.75 years
July 24, 2006	5.33	$75 million		5.0 years

(1)	Represents the average of an amortizing notional amount for which the actual notional amount at June 25, 2006 was $75.0 million.

Under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss (‘‘OCI’’). The IRPAs were fully effective in hedging a portion of the changes in cash flows related to the debt obligation during the twenty-six week period ended June 25, 2006 and the fiscal year ended December 25, 2005. The Company reported a deferred gain in OCI as of June 25, 2006 of approximately $5.3 million compared to a deferred loss of $0.5 million at June 26, 2005 (which are net of $3.7 million and $0.3 million of deferred taxes, respectively).

The fair market value of the derivatives is reflective of the price that a third party would be willing to pay or receive in arm’s length transactions and includes adjustments for mark-to-market changes in the related interest rates. During the twenty-six week period ended June 25, 2006, the fair market value of the IRPAs increased by $9.0 million to $16.2 million. In comparison, the Company’s hedges during the twenty-six week period ended June 26, 2005, sustained a decline in their fair market value of $0.8 million to $ 0.8 million.

The Company’s weighted average effective interest rate was approximately 5.7 percent for the thirteen week period ended June 25, 2006 and approximately 4.9 percent for the thirteen week period ended June 26, 2005. The effective interest rates for the thirteen week period ended June 25, 2006 and June 26, 2005 includes the impact of a $0.9 million pre-tax benefit and a $0.5 million pre-tax charge, respectively, realized and reported as a component of interest expense related to the Company’s IRPAs.

Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

6.    Stock Incentive Plans

The Company has adopted SFAS No. 123(R), Accounting for Stock-Based Compensation, as of the beginning of 2006 using the modified prospective method. This statement requires that share based transactions be accounted for using a fair value based method to recognize compensation expense. It also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as was required under previous pronouncements.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

6.    Stock Incentive Plans (continued)

Accordingly, the Company did not recognize compensation expense in the Condensed Consolidated Statement of Income for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. Prior to adoption of SFAS 123 (R) the Company provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.

During 1997, the Company’s Board of Directors (the ‘‘Board’’) adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Incentive Plan (the ‘‘1997 Plan’’). The 1997 Plan has a ten year term and will be effective through the first quarter of 2007. The 1997 Plan, as amended, authorizes grants of up to 7,383,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) stock units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate. Options and other awards granted under the plan will remain in effect after the plan has terminated in accordance with their respective terms. Options granted under the 1997 Plan do not accrue dividends until the option is exercised and common stock is issued to the option holder. Restricted stock units are entitled to dividends and the Company accrues dividends for all periods in which a restricted stock unit is outstanding, but still subject to vesting.

Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The exercise price per share of common stock underlying all other non-statutory stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100 percent are vested. Upon vesting, options may be exercised at the discretion of the holder at anytime until the option expires, which is generally ten years after issuance. No stock options were granted during the thirteen week or twenty-six week periods ended June 25, 2006.

On October 27, 2005, the Company amended certain stock option award agreements to accelerate vesting of approximately 1.4 million options for which the exercise price was above the then current market price. This resulted in approximately $2.9 million of compensation expense recognized on a pro-forma basis as required by SFAS No. 123. Additionally, the Company accelerated the vesting of 0.1 million shares which were in the money at the time of vesting, resulting in an additional expense being recognized of approximately $12,000. The Company currently has no unvested stock options outstanding.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the thirteen and twenty six weeks ended June 26, 2005:

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

6.    Stock Incentive Plans (continued)

(In thousands, except per share amounts)	Thirteen weeks ended June 26, 2005	Twenty-six weeks ended June 26, 2005
Net income:
As reported	$15,372	$22,871
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	23	251
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(577)	(1,310)
Pro forma	$14,818	$21,812
Net income per common share:
As reported:
Basic	$0.37	$0.55
Diluted	$0.37	$0.54
Pro forma:
Basic	$0.36	$0.52
Diluted	$0.35	$0.52

The following table summarizes the Company’s stock option activity for the twenty-six week period ended June 25, 2006:

	Twenty-six weeks ended June 25, 2006		Twenty-six weeks ended June 26, 2005
	Number Of Options	Weighted-Average Exercise Price	Number Of Options	Weighted-Average Exercise Price
Outstanding – beginning of period	5,218,660	$18.31	5,010,285	$18.43
Granted	—	—	400,900	16.95
Exercised	—	—	5,395	15.09
Forfeited	48,065	$18.69	74,599	20.18
Outstanding – end of period	5,170,595	$18.31	5,331,191	$18.30
Exercisable at end of period	5,170,595	$18.31	5,331,191	$18.30

Further information about stock options outstanding at June 25, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$14.00 – 16.00	1,838,879	3.7	$14.99	1,838,879	$14.99
$16.01 – 18.00	999,135	7.3	17.31	999,135	17.31
$18.01 – 20.00	372,943	7.7	19.38	372,943	19.38
$20.01 – 22.50	1,959,638	2.8	21.73	1,959,638	21.73
	5,170,595	4.3	$18.31	5,173,095	$18.31

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the date of each grant. The assumptions used for the inputs for volatility and dividend yield for the Black-Scholes model are derived from the historical data of the Company’s common stock.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

6.    Stock Incentive Plans (continued)

Assumptions for the risk free interest rate are derived from the appropriate yields on treasury securities and expected life of options is derived from historical employee option activity. Restricted stock unit values are valued based on the Company’s common stock underlying the units granted as of the grant date.

The following table shows assumptions used in computing fair market values on options granted during the twenty-six week periods ended June 26, 2005, no options were granted during the twenty-six week period ended June 25, 2006.

	Twenty-six weeks ended June 26, 2005
Risk free interest rate	4.1%
Expected annualized volatility	14%
Dividend yield	0%
Expected life of option	7	Years

During the twenty-six weeks ended June 25, 2006, the Company issued 355,125 restricted stock units (‘‘RSUs’’) pursuant to the 1997 Plan. Of those issued, 37,000 units vest over either a one or two year period of time. All other units issued vest based on the achievement of performance milestones over a period of time, typically achievement of certain levels of EBITDA within five years. The Company has assumed a 10% rate of forfeiture. The Company assesses the probability of the performance targets being achieved over the vesting period of the grants at each reporting period. If it is likely that the performance targets will be achieved over the vesting period, expense is recorded during the period for those shares which are likely to vest as a result of the achievement of those targets. To date, the Company has not recorded any expense for the units that may vest based on achievement of performance targets.

In total, the Company has issued approximately 513,000 RSUs under the Plan, of which 440,000 remain unvested as of June 25, 2006. Of these restricted units, 22,325 were issued to directors of the Company and vest monthly over a twelve-month period. The remainder of the RSUs were issued to key employees and vest based on the achievement of performance-based milestones, and/or over a five year period.

7.    Comprehensive Income

The components of comprehensive income for the thirteen and twenty-six weeks ended June 25, 2006 and June 26, 2005 are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net income	$9,778	$15,372	$11,543	$22,871
Reclassification of unrealized gains on fully effective hedges to net income, net of tax	(544)	324	(777)	393
Net change in fair value of fully effective hedges, net of tax	4,285	(5,327)	6,087	(862)
Mark to market adjustment of investments, net of tax	1	—	3	(18)
Comprehensive income	$13,520	$10,369	$16,856	$22,384

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

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

The carrying amounts of goodwill and other intangible assets are as follows:

	As of June 25, 2006			As of December 25, 2005
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$845,713	$(63,210)	$782,503	$842,791	$(63,210)	$779,581
Other intangible assets not subject to amortization:
Mastheads	$137,900	$(92)	$137,808	$137,900	$(92)	$137,808
Other intangible assets subject to
amortization:
Customer and subscriber lists	9,657	(8,366)	1,291	9,657	(7,579)	2,078
Non-compete covenants	4,347	(2,445)	1,902	4,317	(2,269)	2,048
Debt issuance costs	6,292	(399)	5,893	11,615	(1,996)	9,619
Total other intangible assets	$158,196	$(11,302)	$146,894	$163,489	$(11,936)	$151,553

Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. For purposes of expense classification, amortization of debt issuance costs are included as ‘‘Net interest expense and other’’ in the Condensed Consolidated Statements of Income. The following table shows amortization expense for the thirteen week and twenty-six week periods ended June 25, 2006 and June 26, 2005.

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Amortization expense for intangible assets	$482	$507	$963	$1,091
Amortization of debt issuance costs	239	372	520	744
Total amortization expense	$721	$879	$1,483	$1,835

During the twenty-six week period ended June 26, 2006, the Company wrote off $5.7 million in unamortized debt issuance costs related to borrowings that were refinanced in the first quarter of 2006. Estimated amortization of identifiable intangible assets is as follows (in thousands):

2006	$2,507
2007	1,910
2008	1,401
2009	1,363
2010	1,233
Thereafter	2,034

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

8.    Intangible and Other Assets (continued)

The changes in the carrying amount of goodwill during the twenty-six weeks ended June 25, 2006 and the fiscal year ended December 25, 2005 reflect the addition of goodwill for the acquisitions of JobsInTheUS and Suburban Lifestyles, respectively, as well as adjustments, to the purchase prices of JobsInTheUS and our Michigan cluster.

The changes to goodwill are as follows:

(In thousands)	June 25, 2006	December 25, 2005
Beginning balance	$779,581	$772,683
Goodwill acquired during the period	2,917	14,891
Adjustments	5	(7,993)
Ending balance	$782,503	$779,581

9.    Pension and Other Post-retirement Benefits

Net Periodic Benefit Cost for the thirteen and twenty-six week periods ended June 25, 2006 and June 26, 2005 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(In thousands) Thirteen weeks ended:	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Components of Net Periodic Benefit Cost:
Service Cost	$763	$699	$6	$5
Interest Cost	1,550	1,565	66	66
Expected Return on Plan Assets	(2,141)	(2,066)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(88)	(88)	—	(17)
Loss/(Gain)	388	387	(98)	(121)
Net Periodic Benefit/(Cost)	$472	$497	$(26)	$(67)

	Pension Benefits		Other Post-Retirement Benefits
(In thousands) Thirteen weeks ended:	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Components of Net Periodic Benefit Cost:
Service Cost	$1,526	$1,398	$12	$10
Interest Cost	3,100	3,130	132	132
Expected Return on Plan Assets	(4,282)	(4,132)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(176)	(176)	—	(34)
Loss/(Gain)	776	774	(196)	(242)
Net Periodic Benefit/(Cost)	$944	$994	$(52)	$(134)

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2006
(Unaudited)

9.    Pension and Other Post-retirement Benefits (continued)

The Company currently expects to contribute an aggregate of approximately $139,000 to its defined benefit pension plans in fiscal year 2006. For the post-retirement health and life insurance plans, the Company expects to contribute approximately $429,000 in fiscal year 2006. During the thirteen weeks ended June 25, 2006, approximately $34,000 and $89,000 was contributed by the Company to the Company-sponsored defined benefit pension plans and the Company-sponsored post-retirement health and life insurance plans, respectively. During the twenty-six weeks ended June 25, 2006, approximately $71,000 and $172,000 was contributed by the Company to the Company-sponsored defined benefit pension plans and the Company-sponsored post-retirement health and life insurance plans, respectively.

10.    Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (‘‘FIN 48’’), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 but does not anticipate it will have a material effect on its consolidated financial position or results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our (as hereinafter defined) expectations, forecasts, projections, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding our plans and objectives for future operations and trends affecting our financial condition and results of operations. In addition, the words ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘believes’’ and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to us as of the date this Report is filed with the Securities and Exchange Commission, and we assume no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the unavailability or a material increase in the price of newsprint, the success of our acquisition strategy, dispositions, our ability to achieve cost reductions and integrate acquisitions, competitive pressures, general or regional economic conditions, advertising trends and material increases in interest rates. These and other factors are discussed in more detail in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

Our principal business is publishing newspapers in print and online in the United States, and our publications are primarily daily and non-daily newspapers. We derive our revenues primarily from advertising, paid circulation and commercial printing.

As of June 25, 2006 we own 27 daily newspapers, and 365 non-daily publications. We also currently operate 222 individual Web sites that are affiliated with our daily newspapers, non-daily publications and our recently acquired network of employment Web sites. All of our web sites can be accessed at www.journalregister.com. Our operations are strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; Greater Cleveland; New England; and the Capital-Saratoga and Mid-Hudson regions of New York. We also own JobsInTheUS, a network of premier employment Web sites in the Northeast and have an investment in PowerOne Media, LLC, a leading provider of online solutions for newspapers. We have total paid daily circulation of approximately 628,000, total paid Sunday circulation of approximately 658,000 and total non-daily distribution of approximately 6 million.

The principal elements of our strategy are to: (i) expand advertising revenues and readership, in print and online; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards.

As part of our strategy, we focus on increasing advertising and circulation revenues and expanding readership at our existing and newly acquired properties. We have also developed certain operating policies and standards, which we believe have resulted in significant improvements in the cash flow and profitability of existing and acquired newspapers, including: (i) focusing on local content; (ii) maintaining and improving product quality; (iii) enhancing distribution; and (iv) promoting community involvement.

We are a leader in the newspaper industry in executing a clustering strategy. We believe that our clustering strategy creates significant synergies and cost savings within each cluster, including cross-selling of advertising, centralized news gathering and consolidation of printing, production and back office activities. We also believe that our clustering strategy enables us to improve print quality and distribution, introduce new products and services in a cost-effective manner and increase readership. In addition, clustering enables our advertisers to expand their reach and target their message both geographically and demographically.

We generate revenues through advertising, paid circulation, including single copy sales and subscription sales, and commercial printing and other activities. For the thirteen and twenty-six week periods ending June 25, 2006, advertising, paid circulation and commercial printing and other activities represented 78%, 18% and 4% of total revenue, respectively. Our advertiser base is predominantly local. Our newspapers and Web sites seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. We seek to increase readership, and thereby generate traffic for our advertisers, by focusing on high product quality, compelling and primarily proprietary local content and creative and interactive promotions. We also publish numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. Management believes that as a result of these strategies, our newspapers represent an attractive and cost-effective medium for our readers and advertisers.

Our advertising revenues are derived primarily from a broad group of local advertisers. Management believes that our advertising revenues tend to be relatively stable because our newspapers have a broad base of local retail and classified advertising, rather than a reliance on the generally more volatile national and major account advertising. Our advertising revenue and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that our newspapers serve. For example, our Michigan and Ohio clusters are impacted by the automotive sector and have experienced weakness as a result of economic conditions in these areas.

Online Operations

We are committed to expanding our business through our Internet initiatives. Online revenues of $4.1 million and $7.4 million for the thirteen and twenty-six week periods ending June 25, 2006 are included in advertising revenues. Our online revenues have increased by 37.2% and 34.1% from the comparable prior year periods primarily as a result of our JobsInTheUs acquisition in December 2005. Our online objective is to make our Web sites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Web sites as the indispensable source of useful and reliable community news, sports, information and advertising in their markets. We currently operate 222 Web sites which are affiliated with our daily newspapers and non-daily publications.

Acquisitions

On December 6, 2005, we completed the acquisition of the assets of JobsInTheUS, based in Westbrook, Maine. This acquisition included the online recruiting Web sites of JobsInTheUS.com, JobsInME.com, JobsInNH.com, JobsInVT.com, JobsInRI.com, JobsInMA.com and other domain names. Founded in 1999, JobsInTheUS is one of the fastest-growing local job Internet sites – both in terms of unique visits to the Web sites and jobs posted. The acquired company specializes in state-specific job Internet sites where qualified candidates who want to work in a particular region find a match with local employers. JobsInTheUS is expected to become the cornerstone of our expanded online recruitment product and when paired with our local newspapers and Web sites, an important step for our future.

On March 29, 2006, we acquired the assets of the Suburban Lifestyles Community Newspaper Group, (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent and growing neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles is being integrated into our Michigan Cluster.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements, which have been prepared by us, without audit, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. We base our estimates on historical experience and actuarial studies and on other assumptions that are believed to be reasonable and applicable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Segment Reporting

We are primarily engaged in the publishing of daily and non-daily newspapers in print and online in the United States. Newspapers are typically distributed through local distribution channels, which consist of contract carriers and single copy outlets. We consider this business to be one operating segment. This operating segment consists of several geographically diverse operating units, which are locally managed, but are aggregated into one segment because each of our units is engaged in the same essential business activity in each local market served. The combined operating units have similar economic characteristics based on similar products, services, customers, production processes and distribution systems. We believe this presentation of our financial condition and performance is consistent with the way in which our operations are managed.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to us from normal business activities. The allowance for doubtful accounts represents reserves for the estimated loss from the inability of customers to make required payments. We use historical experience as well as current market information in determining the estimate. We write-off accounts receivable, which are deemed uncollectible, on a specific identification basis. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and Other Intangible Assets

Identifiable intangible assets, such as customer lists and covenants not to compete, are amortized using the straight-line method over their estimated useful lives for the years presented in our consolidated financial statements. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. This asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Changes to these estimates, including the inability to attain forecasted revenue and cost expectations, could result in the recognition of a future impairment loss. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

Pension and Post-retirement Benefits

Pension and post-retirement benefit costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future as a result of fluctuations in our headcount, changes in actuarial assumptions and market performance.

Self-Insurance

We are self-insured for a portion of our insurable risks. We analyze our claims experience and consult with actuaries and administrators in determining an adequate liability for self-insured claims.

Litigation

We are involved in litigation matters that have arisen in the ordinary course of business. We believe that the outcome of these legal proceedings will not have a material adverse effect on our financial condition or results of operations.

Revenue Recognition

Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of discounts, in the period when advertising is printed in our publications or placed on our Web sites. Circulation revenues are recognized when purchased newspapers are distributed, net of any discounts or incentives offered to resellers and customers. Amounts received from customers in advance of revenue recognition are deferred as liabilities.

To conform to current year presentations, we have reclassified certain circulation revenues and expenses related to discounts, promotions and carrier compensation for the thirteen and twenty-six periods ended June 26, 2005. The impact of the reclass was a decrease in circulation revenues offset entirely by a decrease in operating expenses.

Results of Operations

Thirteen Week Period Ended June 25, 2006 as Compared to the Thirteen Week Period Ended June 26, 2005

Summary.    Net income for the thirteen week period ended June 25, 2006 was $9.8 million, or $0.25 per diluted share, versus $15.4 million, or $.37 per diluted share, for the thirteen week period ended June 26, 2005. Our 2006 second quarter reported net income includes a $2.5 million charge, net of applicable taxes, for costs related to a non-recurring non-compete/separation arrangement (‘‘special charge’’) which we entered into with a former senior executive. Absent this charge, comparable results would have been $12.3 million or $0.31 per diluted share for the thirteen week period ending June 25, 2006.

Revenues.    For the thirteen week period ended June 25, 2006, our total revenues decreased $3.7 million, or 2.5 percent, to $142.2 million. Newspaper revenues for the thirteen weeks ended June 25, 2006 as compared to the prior year period decreased $4.0 million, or 2.8 percent, to $137.0 million. Advertising revenues decreased 2.7 percent to $111.9 million, as compared to $115.0 million for the second quarter of 2005. Advertising revenues for the 2006 period benefited from the acquisitions of JobsInTheUS and Suburban Lifestyles, which added an aggregate of $1.7 million to the thirteen week period. Circulation revenues, net of applicable discounts, for the thirteen week period ended June 25, 2006 decreased approximately $0.8 million, or 3.2 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended June 25, 2006 increased by approximately $0.2 million, or 5.1 percent, to $5.1 million as compared to the prior year period. Online revenues, which are included in advertising revenue, for the thirteen week period ended June 25, 2006 were $4.1 million, an increase of 37.2 percent compared to the prior year.

The following table sets forth our total advertising revenues, by category, for the thirteen weeks ended June 25, 2006 and June 26, 2005:

	Thirteen Weeks Ended
(In thousands)	June 25, 2006	June 26, 2005	% Decrease
Local	$61,340	$62,214	1.4
Classified	45,592	47,534	4.1
National	4,964	5,263	5.7
Total advertising revenues	$111,896	$115,011	2.7

Advertising revenues decreased $3.1 million, or 2.7 percent, which was largely a result of decreases in classified advertising and national advertising revenues of 4.1 percent and 5.7 percent, respectively. Local advertising decreased $0.9 million or 1.4 percent primarily due to softness in the Michigan and Greater Cleveland clusters, offset partially by strong performances in the Mid-Hudson New York and Philadelphia clusters as compared to the prior year quarter. The decrease in classified advertising revenues was widely based, with six of our seven clusters reporting decreases. Our New England cluster posted a gain in classified advertising, which was driven by an increase in online revenue from JobsInTheUS, which was acquired in December 2005. Classified real estate advertising revenues increased 0.5 percent in the quarter as compared to the second quarter of last year while classified automotive advertising revenues remained soft in all of our clusters, and were down 19.1 percent for the quarter as compared to the prior year quarter. National advertising increased by 7.4% in the Michigan cluster, as compared to the prior year quarter, but this gain was largely offset by a decrease in the Connecticut cluster.

Salaries and employee benefits.    Salaries and employee benefit expenses were 41.1 percent of our revenues for the thirteen week period ended June 25, 2006, as compared to 38.0 percent for the thirteen week period ended June 26, 2005. Salaries and employee benefits increased $3.0 million, or 5.5 percent, for the thirteen week period ended June 25, 2006 to $58.4 million, as compared to $55.4 million in the prior year period. This increase was primarily due to the special charge of $3.6 million. On a same-store basis, excluding the special charge, salaries and benefits decreased $1.5 million, or 2.7 percent, for the thirteen weeks ended June 25, 2006 as compared to the prior year period. The decrease in salaries and employee benefits in the current period as compared to the prior year period is primarily due to lower head count and a decrease in the cost of corporate incentives.

Newsprint, ink and printing charges.    For the thirteen week period ended June 25, 2006, newsprint, ink and printing charges were 9.3 percent of our revenues, as compared to 8.9 percent for the thirteen week period ended June 26, 2005. Newsprint, ink and printing charges for the thirteen week period ended June 25, 2006 increased approximately $0.3 million, or 2.3 percent, to $13.3 million as compared to $13.0 million for the thirteen week period ended June 26, 2005. Our newsprint expense increased approximately 5.0 percent for the thirteen week period ended June 25, 2006 as compared to the prior year period, reflecting an increase in unit cost of approximately 12.0 percent on a comparable basis, partially offset by a decrease in consumption of 6.0 percent.

Selling, general and administrative.    Selling, general and administrative expenses were 14.3 percent and 13.4 percent of our revenues for the thirteen week periods ended June 25, 2006 and June 26, 2005, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended June 25, 2006 increased $0.7 million, or 3.5 percent, to $20.3 million. The majority of the increase is related to certain costs incurred in connection with the special charge, which was partially offset by a reduction in costs incurred for Section 404 of the Sarbanes-Oxley Act of 2002 (‘‘Sarbanes-Oxley 404’’) compliance work in the current year. Excluding increases due to acquisitions, selling, general and administrative expenses on a same-store basis, for the thirteen week period ended June 25, 2006 increased $0.2 million, or 1 percent.

Depreciation and amortization.    Depreciation and amortization expenses were 3.4 percent and 3.3 percent of our revenues for the thirteen week periods ending June 25, 2006 and June 26, 2005, respectively. Depreciation and amortization expenses for the thirteen week period ended June 25, 2006 increased approximately $40 thousand, or 0.8 percent, to $4.8 million.

Other expenses.    Other expenses, primarily related to promotion, circulation and delivery, were 13.1 percent and 12.5 percent of our revenues for the thirteen week periods ended June 25, 2006 and June 26, 2005, respectively. Other expenses increased approximately $0.5 million, or 2.8 percent, to $18.7 million as a result of increased gasoline and delivery expenses for the thirteen week period ended June 25, 2006.

Operating income.    Operating income was $26.7 million, or 18.8 percent of our revenues, for the thirteen week period ended June 25, 2006 as compared to $35.0 million, or 24.0 percent of our revenues, for the thirteen week period ended June 26, 2005 due to the items described above.

Net interest and other expense.    Net interest and other expense increased approximately $0.9 million, or 9.7 percent, for the thirteen week period ended June 25, 2006 as compared to the thirteen week period ended June 26, 2005. Interest expense increased in the thirteen week period ended June 25, 2006 as a result of a 17.2 percent increase in the weighted average borrowing rate over the previous year period. This rate increase was partially offset by a decrease in our outstanding debt of approximately $13.0 million over the prior year and a reduction in fees paid in connection with our borrowing agreements.

Provision for income taxes.    The provision for income taxes decreased by approximately $3.7 million for the thirteen week period ended June 25, 2006 as compared to the thirteen week period ended June 26, 2005, reflecting a decrease in pretax net income. Our effective tax rate remained consistent at 39.25% for both the current and prior year period.

Twenty-Six Week Period Ended June 25, 2006 as Compared to the Twenty-Six Week Period Ended June 26, 2005

Summary.    Net income for the twenty-six week period ended June 25, 2006 was $11.5 million, or $0.29 per diluted share, versus $22.9 million, or $0.54 per diluted share, for the period ended June 26, 2005. Our 2006 first half reported net income includes a $2.5 million charge, net of applicable taxes, for costs related to the aforementioned special charge recorded during the second quarter and a $3.4 million charge, net of applicable taxes, related to the repricing of our refinanced credit facility. Absent these charges, comparable results would have been $14.0 million or $0.35 per diluted share for the twenty-six week period ending June 25, 2006.

Revenues.    For the twenty-six week period ended June 25, 2006, our revenues decreased $6.7 million, or 2.4 percent, to $271.8 million. Newspaper revenues for the twenty-six weeks ended June 25, 2006 as compared to the prior year period decreased $6.8 million, or 2.5 percent, to $262.1 million. Advertising revenues for the twenty-six week period ended June 25, 2006 decreased $5.4 million, or 2.5 percent, to $211.8 million as compared to $217.3 million for the twenty-six week period ended June 26, 2005. The acquisitions of JobsInTheUS and Suburban Lifestyles added an aggregate of $2.5 million to advertising revenues for the 2006 period. Circulation revenues for the twenty-six week period ended June 26, 2005 decreased $1.4 million, or 2.7 percent, as compared to the prior year period. Commercial printing and other revenues for the twenty-six weeks ended June 25, 2006 increased by $0.2 million, or 1.6 percent, to $9.6 million as compared to the prior year period and represented 3.5 percent of our revenues for the twenty-six weeks ended June 26, 2005. Online revenues, which are included in advertising revenue, for the twenty-six weeks ended June 25, 2006, were $7.4 million, an increase of 34.1 percent as compared to the prior year period.

The following table sets forth our total advertising revenues, by category, for the twenty-six week periods ended June 25, 2006 and June 26, 2005:

	Twenty-Six Weeks Ended
(Dollars in thousands)	June 25, 2006	June 26, 2005	% Decrease
Local	$113,488	$116,392	2.5%
Classified	88,149	90,289	2.4%
National	10,204	10,570	3.5%
Total advertising revenues	$211,841	$217,251	2.5%

Advertising revenues decreased $5.4 million, or 2.5% from the prior year period. Local advertising declined $2.9 million or 2.5% primarily as a result of weakness in local advertising in our Great Lakes clusters. Classified advertising revenues decreased 2.4 percent for the twenty-six weeks ended June 25, 2006, as compared to the twenty-six weeks ended June 26, 2005. The decrease in classified advertising revenues resulted from a 17.0 percent decrease in classified automobile advertising revenues, which was partially offset by a 5.6 percent increase in classified real estate advertising revenues. National advertising declined $0.4 million or 3.5% primarily due to declines in our Connecticut cluster being offset by growth in our Michigan cluster.

Salaries and employee benefits.    Salaries and employee benefit expenses were 41.9 percent of our revenues for the twenty-six week period ended June 25, 2006, as compared to 40.0 percent for the twenty-six week period ended June 26, 2005. Salaries and employee benefits increased $2.4 million, or 2.1 percent, for the twenty-six week period ended June 25, 2006 to $113.7 million. Excluding increases due to acquisitions, salaries and employee benefits, on a same-store basis, increased $1.0 million, or 1.0 percent, for the twenty-six weeks ended June 25, 2006 as compared to the prior year period. The increase in salaries and benefits is due primarily to the special charge of $3.6 million, which was partially offset by a decrease attributable to reductions in headcount and incentive compensation, offset by increases in medical benefit expenses.

Newsprint, ink and printing charges.    For the twenty-six week period ended June 25, 2006, newsprint, ink and printing charges were 9.4 percent of our revenues, as compared to 8.8 percent for the twenty-six week period ended June 26, 2005. Newsprint, ink and printing charges for the twenty-six week period ended June 25, 2006 increased $1.1 million, or 4.6 percent, as compared to the twenty-six week period ended June 26, 2005. Our newsprint expense increased 6.5 percent for the twenty-six week period ended June 25, 2006 as compared to the prior year period on a same-store basis. Excluding the effects of acquisitions, the increase in same-store newsprint expense is due to an increase in unit costs of approximately 12.0 percent, partially offset by a 5.0 percent decline in consumption, each on a comparable basis.

Selling, general and administrative.    Selling, general and administrative expenses were 14.8 percent of our revenues in each of the twenty-six week periods ended June 25, 2006 and June 26, 2005. As compared to the prior year period, selling, general and administrative expenses for the twenty-six week period ended June 25, 2006 decreased $1.1 million, or 2.8 percent, to $40.1 million. This decrease was primarily due to a reduction of professional fees for costs associated with the successful completion of our internal control assessment and documentation for compliance with Sarbanes-Oxley 404. These decreases were partially offset by costs associated with promotional efforts related to our newly acquired internet business, JobsInTheUS and the incurrence of certain costs related to the special charge we entered into in the second quarter of 2006. Excluding costs associated with acquisitions, selling, general and administrative expenses, on a same-store basis, for the twenty-six week period ended June 25, 2006 decreased $1.9 million, or 4.7 percent, as a result of the decrease in costs associated with Sarbanes-Oxley 404 and reductions in certain other selling, general and administrative expenses.

Depreciation and amortization.    Depreciation and amortization expense was 3.5 percent of our revenues for each of the twenty-six week periods ended June 25, 2006 and June 26, 2005. Depreciation and amortization expense for the twenty-six week period ended June 25, 2006 decreased $0.2 million, or 1.9 percent, to $9.4 million as compared to the prior year period, primarily due to decreases in amortization expense associated with certain intangible assets and depreciation of equipment under capital leases. These reductions were offset by increases in depreciation on buildings and equipment.

Other expenses.    Other expenses were 13.4 percent and 12.8 percent of our revenues for the twenty-six week period ended June 25, 2006 and the twenty-six week period ended June 26, 2005, respectively. Other expenses increased $0.8 million, or 2.4 percent, to $36.4 million in the twenty-six week period ended June 26, 2005.

Operating income.    Operating income was $46.5 million, or 17.1 percent of our revenues, for the twenty-six week period ended June 25, 2006 as compared to $56.2 million, or 20.2 percent of our revenues, for the twenty-six week period ended June 26, 2005.

Net interest and other expense.    Net interest and other expense increased $3.3 million, or 17.7 percent, for the twenty-six week period ended June 25, 2006 as compared to the twenty-six week period ended June 26, 2005. This increase during the twenty-six weeks ended June 25, 2006 as compared to the twenty-six weeks ended June 26, 2005 was primarily due to higher interest expense, which resulted from higher prevailing interest rates. The effects of the higher rates were partially offset by a reduction in fees associated with our credit agreements, as a result of the revised borrowing arrangement we entered into in the first quarter of this year and lower average debt outstanding during the period.

Write-off of debt issuance costs.    In connection with the refinancing of our long-term debt, as discussed below, $5.7 million, $3.4 million net of taxes, of unamortized debt issuance costs related to the old credit facility was written off in first quarter of 2006 ended March 26, 2006.

Provision for income taxes.    The provision for income taxes decreased $7.3 million, or 49.5 percent, for the twenty-six week period ended June 25, 2006 as compared to the twenty-six week period ended June 26, 2005, which was due to a decrease in pretax income.

Liquidity and Capital Resources

Our operations have historically generated strong positive cash flow. We believe that cash flows from operations and the availability of funds from external sources will be sufficient to fund our ongoing operating needs, capital expenditure requirements and long-term debt obligations, and will provide us with the flexibility to pay quarterly dividends, finance our acquisition strategy and maintain our share repurchase program.

Cash flows from operating activities.    Net cash provided by operating activities for the twenty-six week period ended June 25, 2006 was $37.3 million as compared to $40.5 million for the twenty-six week period ended June 26, 2005. Current assets were $91.0 million and current liabilities were $91.1 million as of June 25, 2006 as compared to current assets of $90.3 million and current liabilities of $80.5 as of December 25, 2005. The increase in current liabilities primarily reflects a reclassification of $7.5 million of current debt under our term loans, payable March 31, 2007. We manage our working capital through the utilization of our Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability, in accordance with its terms.

Cash flows from investing activities.    Net cash used in investing activities was $13.3 million for the twenty-six week period ended June 25, 2006. Net cash used in investing activities for the twenty-six weeks ended June 25, 2006 was for investments in property, plant and equipment and the purchase of Suburban Lifestyles. Net cash used in investing activities was $4.2 million for the twenty-six week period ended June 26, 2005, all of which was for property, plant and equipment. We have a capital expenditure program of approximately $30.0 million in place for 2006, including approximately $10.0 million related to a press for our Macomb, Michigan facility. Expenditures relating to Macomb Press project totaled $1.9 million for the twenty-six week period of 2006. Our 2006 capital expenditure program also includes: spending on technology, including prepress and business systems; computer hardware and software; building and leasehold improvements; other machinery and equipment, and vehicles. We review our capital expenditure program periodically and modify it as required to meet current needs and believe that it is sufficient to maintain our current level and quality of operations.

Cash flows from financing activities.    Net cash used in financing activities was $23.5 million for the twenty-six week period ended June 25, 2006, which includes $13.9 million for purchases of our common stock and $5.4 million of debt repayment. Net cash used in financing activities was $35.0 million for the twenty-six week period ended June 26, 2005, of which $22.5 million was used to repay debt. On February 16, 2006, we announced that pursuant to Board authorization, we were continuing our share repurchase program. Repurchases of our common stock, in the aggregate amount of up to $25.0 million, may be made in open market or private transactions as market conditions dictate.

As disclosed in the notes to our financial statements, on January 25, 2006, we amended and restated our existing Credit Agreement, dated August 12, 2004. Concurrent with this new agreement,

we borrowed $625 million in Term Loans and $130.5 million in revolving credit loans under the Amended Credit Agreement. These borrowings were used primarily to repay term loans and revolving credit loans outstanding under the former Credit Agreement.

The Amended Credit Agreement is an amendment and restatement of the former Credit Agreement which was in effect from August 12, 2004 until January 25, 2006 and, therefore, contains substantially similar terms as the former Credit Agreement. The amortization period for the Term Loans has been extended and the commitment fees on the currently available and unused revolving credit loans have been reduced by 0.125 percentage points and the interest rates on outstanding loans based on LIBOR have been reduced by 0.25 percentage points to 0.50 percentage points, subject to the terms and conditions of the Amended Credit Agreement. The borrowings currently outstanding under the Amended Credit Agreement bear interest based on either various Libor based Rates (determined daily) plus 1.00 percent or the Prime Rate.

In connection with this refinancing, we wrote-off $5.7 million of deferred debt issuance costs associated with the former Credit Agreement. This is reflected as a charge against our earnings in the Condensed Consolidated Statements of Income and as a non-cash item in the Condensed Consolidated Statements of Cash Flows for the twenty-six period ending June 25, 2006.

Pursuant to the terms of the Amended Credit Agreement, we are required to maintain specified financial ratios, and are also subject to specified operational limitations, including, among others, limitations on our ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers and dispositions of assets), to authorize dividends and distributions on our capital stock, and to undertake certain capital expenditures. The borrowings are fully and unconditionally guaranteed by each of our subsidiaries. We and our guarantor subsidiaries have pledged substantially all of our assets to secure the borrowings.

We are required under the terms of the Credit Agreement to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of our debt to reduce the potential exposure of our future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on our Total Leverage Ratio, as defined in the Amended Credit Agreement. Pursuant to these requirements, we maintain and from time to time enter into new IRPAs consisting of (i) interest rate collars (‘‘Collars’’) that establish a base interest rate ceiling (‘‘Cap’’) and a base interest rate floor (‘‘Floor’’) and (ii) interest rate swaps (‘‘Swaps’’) in which we exchanges a portion of our floating rate debt for fixed rate debt, in each case at no initial cost to us.

Our weighted average effective interest rate was approximately 5.7 percent for the twenty-six week period ended June 25, 2006 and approximately 4.5 percent for the twenty-six week period ended June 26, 2005.

Reconciliation of Certain Non-GAAP Financial Measures.

We believe that the use of certain non-GAAP financial measures enables us and our analysts, investors and other interested parties to evaluate and compare our results from operations and cash resources generated from our business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of our operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by our chief operating decision makers to measure the operating results and performance of us and our operations. We believe the use of EBITDA is appropriate given the generally predictable cash flow generated by our operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in our Credit Agreement.

All EBITDA figures in this report are non-GAAP financial measures. We define EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. For the thirteen week period ended June 25, 2006, EBITDA was $35.6 million as compared to $39.8 million for the thirteen week period ended June 26, 2005. For the twenty-six week period ended June 25, 2006, EBITDA was $60.0 million as compared to $65.8 million for the twenty-six week period ended June 26, 2005.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, our calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between: net income and EBITDA for the thirteen and twenty-six week periods ended June 25, 2006 and June 26, 2005.

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share amounts)	June 25, 2006	June 26, 2005(1)	June 25, 2006	June 26, 2005(1)
Net income (1)	$9,778	$15,372	$11,543	$22,871
Add: Provision for income taxes	6,318	9,936	7,459	14,771
Add: Loss on write-off of debt issuance costs	—	—	5,662	—
Add: Net interest expense and other	10,664	9,350	21,881	17,843
Operating income	26,760	34,658	46,545	55,485
Add: Depreciation and amortization	4,781	5,114	9,422	10,352
Add: Special items (2)	4,078	—	4,078	—
EBITDA	35,619	39,772	60,045	65,837
EBITDA margin	25.1%	27.3%	22.1%	23.6%

Notes:

(1)	Certain 2005 circulation revenue and expense items have been reclassified to conform to the Company's current financial presentation. The effect of these reclassifications is to reduce revenues by $0.9 million and $2.2 million for the thirteen and twenty-six week periods ended June 26, 2005, respectively, with an equal decrease in operating expenses. In addition, the Company has reclassified amortization of deferred financing fees from amortization expense to interest expense. These reclassifications have no impact on EBITDA or net income.

(2)	Special items relate to a non-recurring charge for a non-compete/separation arrangement entered into with a former senior executive.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk arising from changes in interest rates associated with our long-term debt obligations. Our long-term debt is at variable interest rates based on the LIBOR, the Prime Rate or the Federal Funds Rate, plus a certain interest rate spread as defined in the Amended Credit Agreement. To manage our exposure to fluctuations in interest rates as required by our Credit Agreement, we enter into certain IRPAs on a portion of our debt, which reduces the effect of changes in variable interest rates. Our objective with respect to these agreements is for hedging activities and not for trading or speculative activity.

At June 25, 2006, we had Collars in place with respect to an aggregate notional amount of $300 million of our outstanding indebtedness and Swaps with respect to an aggregate notional amount of $225 million of our outstanding indebtedness. In addition, we had contracts for Collars that have effective dates occurring in the future with respect to additional notional amounts. See Note 4 of Notes to Condensed Consolidated Financial Statements. There was no initial cost associated with our existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in variable interest rates, the annual impact on our pre-tax earnings would be approximately $3.7 million.

Newsprint, which is the principal raw material for our newspapers, is exposed to commodity price changes. We seek to manage the effects of increases in the price of newsprint through a combination of, among other things, technology improvements, including reductions in page size, inventory management and advertising and circulation price increases.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to our (including our business consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During fiscal year 2004, we commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications includes: (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications; and (iii) advertising management applications. As deployed, the new software, together with the change to a shared services business model, further enhances our internal and disclosure controls and our operating efficiencies. As of June 25, 2006, the implementation of the financial applications was largely complete and deployment of the advertising and circulation management applications was underway and is expected to be completed by 2008. The implementation of the financial applications has involved changes in systems that include internal controls, and accordingly, these changes have required changes to our system of internal controls. We have reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems were implemented. We believe that the controls as modified are appropriate and functioning effectively.

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors

There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our purchases of Journal Register Company common stock during the twenty-six weeks ended June 25, 2006.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 26, 2005 to January 29, 2006	155,500	$15.12	155,500	$10,198
January 30, 2006 to February 26, 2006	82,900	$13.15	82,900	$23,920,063
February 27, 2006 to March 26, 2006	345,600	$12.52	345,600	$19,594,188
Total First Quarter 2006	584,000	$13.30	584,000	$19,594,188
March 27, 2006 to April 30, 2006	220,300	$11.58	220,300	$17,043,246
May 1, 2006 to May 28, 2006	212,037	$10.83	212,037	$14,747,578
May 29, 2006 to June 25, 2006	128,300	$9.83	128,300	$13,486,619
Total Second Quarter 2006	560,637	$10.89	560,637	$13,486,619
Total Year to Date 2006	1,144,637	$12.12	1,144,637	$13,486,619

All of the shares included in column (c) above were repurchased pursuant to a program initially announced on January 13, 1999, whereby our Board of Directors authorized the use of up to $100 million per year for the repurchase of our Common Stock. On April 19, 2005, we announced that, pursuant to Board authorization, we were recommencing our share repurchase program for the repurchase of our common stock in an aggregate amount of up to $30 million. We completed the $30 million share repurchase program and on February 16, 2006 again, pursuant to Board authorization, we are continuing our share repurchase program for additional repurchases of our common stock in the aggregate amount of $25 million. There is no expiration date for the repurchase program. Since January 13, 1999, and as of July 25, 2006, we have repurchased an aggregate of 10,471,937 shares at an average price of $14.59 per share.

We conduct our operations through direct and indirect subsidiaries. Our available cash will depend upon the cash flow of our subsidiaries and the ability of such subsidiaries to make funds available to us in the form of loans, dividends or otherwise. The subsidiaries are separate and distinct legal entities and have no legal obligation, contingent or otherwise, except as required by the Credit Agreement, to make funds available to us, whether in the form of loans, dividends or otherwise. The Credit Agreement is secured by substantially all of our assets and the Common Stock and assets of our subsidiaries. In addition, our subsidiaries may, subject to limitations contained in the Credit Agreement, become parties to financing arrangements that may contain limitations on the ability of such subsidiaries to pay dividends or to make loans or advances to us. In the event of any insolvency, bankruptcy or similar proceeding of a subsidiary, creditors of such subsidiary would generally be entitled to priority over us with respect to assets of the affected subsidiary.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 3, 2006. At the Annual Meeting, the stockholders elected Robert M. Jelenic and John L. Vogelstein as Class C directors of the Company to hold office until the 2009 Annual Meeting of Stockholders. The stockholders also ratified the appointment of Grant Thornton LLP as independent auditors for the Company for fiscal year 2006.

Each of the Class C directors nominated by the Company was elected with the following voting results:

	VOTES FOR	VOTES WITHHELD
Robert M. Jelenic	32,077,118	3,549,344
John L. Vogelstein	31,035,837	4,590,625

The other proposal submitted to the stockholders was approved with the following voting results:

	VOTES CAST FOR	VOTES CAST AGAINST	ABSTENTIONS
Ratify the appointment of Grant Thorton LLP as the Company’s independent registered public accounting firm for fiscal year 2006	35,586,130	30,232	10,100

Item 6.    Exhibits

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 04, 2006                                        JOURNAL REGISTER COMPANY

By: /s/ Julie A. Beck
Julie A. Beck Senior Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)