Form 10-Q
period 2006-09-24
JOURNAL REGISTER CO
filed 2006-11-03
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 24, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

Commission File Number: 1-12955

Journal Register Company

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3498615 (I.R.S. Employer Identification No.)
790 Township Line Road, Suite 300, Yardley, PA	19067
(Address of Principal Executive Offices)	(Zip Code)

(215) 504-4200

(Registrant’s Telephone Number, Including Area Code)

50 West State Street, Trenton, New Jersey 08608-1298

(Former Address of Principle Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

            Large accelerated filer         Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 39,120,032 shares outstanding (exclusive of treasury shares) as of October 27, 2006.

JOURNAL REGISTER COMPANY

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

In thousands, except for share data	September 24,	December 25,
As of:	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$3,979	$2,410
Accounts receivable, less allowance for doubtful accounts of $7,650 and $7,937, respectively	58,572	61,203
Inventories	8,938	8,736
Deferred income taxes	10,431	10,588
Other current assets	7,576	7,375
Total current assets	89,496	90,312
Property, plant and equipment:
Land	14,143	14,386
Buildings and improvements	103,494	97,800
Machinery and equipment	196,328	187,195
Construction in progress	9,615	6,731
Total property, plant and equipment	323,580	306,112
Less accumulated depreciation	(161,006)	(150,225)
Net property, plant and equipment	162,574	155,887
Intangible and other assets:
Goodwill	782,528	779,581
Other intangible assets, net of accumulated amortization of $11,966 and $11,936, respectively	146,230	151,553
Fair market value of hedges	6,023	7,189
Other assets	3,446	3,367
Total assets	$1,190,297	$1,187,889
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Dividends payable	$798	$809
Current maturities of senior debt	30,000	7,500
Accounts payable	19,187	19,369
Accrued interest	7,003	6,603
Deferred subscription revenue	14,622	14,664
Accrued salaries and vacation	10,428	10,704
Other accrued expenses and current liabilities	22,101	20,876
Total current liabilities	104,139	80,525
Senior debt	707,200	740,700
Capital lease obligations, net of current maturities	3,387	3,628
Deferred income taxes	112,931	103,127
Accrued retiree benefits and other liabilities	21,870	20,259
Income taxes payable	17,713	17,608
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, none issued and outstanding at September 24, 2006 and December 25, 2005	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued and 39,116,036 outstanding at September 24, 2006 and 48,437,581 issued and 40,385,525 outstanding at December 25, 2005	484	484
Additional paid-in capital	362,129	361,421
Retained earnings (accumulated deficit)	10,745	(5,680)
	373,358	356,225
Less treasury stock Shares
9,321,545 shares and 8,052,056 shares, respectively, at cost	(137,386)	(121,953)
Accumulated other comprehensive loss, net of tax	(12,915)	(12,230)
Stockholders’ equity	223,057	222,042
Total liabilities and stockholders’ equity	$1,190,297	$1,187,889

See accomanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
In thousands, except per share data Fiscal period ended	Sept. 24, 2006	Sept. 25, 2005(1)	Sept. 24, 2006	Sept. 25, 2005(1)
Revenues:
Advertising	$102,403	$107,577	$314,244	$324,828
Circulation	24,822	25,488	75,114	77,177
Newspaper revenues	127,225	133,065	389,358	402,005
Commercial printing and other	4,503	4,280	14,125	13,751
Total revenues	131,728	137,345	403,483	415,756
Operating expenses:
Salaries and employee benefits	53,175	54,263	166,902	165,661
Newsprint, ink and printing charges	12,896	12,259	38,397	36,388
Selling, general and administrative	19,038	18,647	59,181	59,957
Depreciation and amortization	4,769	4,685	14,191	14,293
Other	18,702	18,371	55,119	54,107
Total operating expenses	108,580	108,225	333,790	330,406
Operating income	23,148	29,120	69,693	85,350
Net interest expense and other	(11,291)	(10,345)	(33,172)	(28,933)
Write-off of debt issuance costs	—	—	(5,662)	—
Income before provision for income taxes	11,857	18,775	30,859	56,417
Provision for income taxes	4,587	7,251	12,046	22,022
Net income	$7,270	$11,524	$18,813	$34,395
Net income per common share:
Basic	$0.19	$0.28	$0.47	$0.83
Diluted	$0.19	$0.28	$0.47	$0.82
Dividends declared per common share	$0.02	$0.02	$0.06	$0.02
Weighted-average shares outstanding:
Basic	39,150	41,319	39,608	41,685
Diluted	39,188	41,809	39,636	42,048

(1)	Contains reclassifications in order to conform to current year presentation.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In thousands	Thirty-nine weeks ended
Fiscal period ended	September 24, 2006	September 25, 2005(1)
Cash flows from operating activities:
Net income	$18,813	$34,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	2,578	3,191
Depreciation and amortization	14,191	14,293
Write-off of debt issuance costs	5,662	—
Loss on disposal of fixed assets	352	—
Non-cash interest expense	754	1,074
Non-cash stock compensation expense	708	573
Decrease in deferred income taxes	9,961	13,794
Decrease in accounts receivable	53	2,188
Increase in accounts payable	(166)	(1,533)
Other, net	3,084	(973)
Net cash provided by operating activities	55,990	67,002
Cash flows from investing activities:
Purchase of property, plant and equipment	(20,027)	(8,854)
Purchases of business, net of cash acquired	(2,942)	—
Net cash used in investing activities	(22,969)	(8,854)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	755,500	—
Extinguishment of prior long-term debt	(755,500)	—
Debt issuance fees	(2,381)	—
Net repayments of long-term debt and capital lease obligations	(11,234)	(46,576)
Dividends paid	(2,404)	—
Exercise of stock options for common stock	—	445
Purchase of Company stock	(15,433)	(12,437)
Net cash used in financing activities	(31,452)	(58,568)
Increase (decrease) in cash and cash equivalents	1,569	(420)
Cash and cash equivalents, beginning of period	2,410	2,003
Cash and cash equivalents, end of period	$3,979	$1,583
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,222	$24,494
Income taxes	$3,671	$7,739
Supplemental disclosures of non-cash activities:
Comprehensive (loss) income – mark-to-market hedge adjustments, net of tax	$(685)	$2,453

(1)	Contains reclassifications in order to conform to current year presentation.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the ‘‘Company’’). The Company publishes daily and non-daily newspapers in print and online serving markets in the Greater Philadelphia area, Michigan, Connecticut, the Greater Cleveland area, Southeast New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company also owns JobsInTheUS, a network of premier employment Web sites in the Northeast. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter.

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 24, 2006 and December 25, 2005 and the results of its operations and cash flows for the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto filed with the Securities and Exchange Commission on Form 10-K for the year ended December 25, 2005. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

2.    Reclassifications

To conform to current year presentations, the Company reclassified certain circulation revenues and expenses related to discounts, promotions and carrier compensation. The impact of the reclassification was a decrease in circulation revenues of $0.9 million and $3.1 million for the thirteen and thirty-nine periods ended September 25, 2005, respectively, offset entirely by a decrease in operating expenses of the same amounts. The Company also reclassified certain cash balances of $1.5 million as of September 25, 2005 from accounts payable, the effect of which is reflected on the Condensed Consolidated Statements of Cash Flows.

3.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Weighted-average shares – basic	39,150	41,319	39,608	41,685
Effect of dilutive securities:
Employee stock options	38	490	28	363
Weighted-average shares – diluted	39,188	41,809	39,636	42,048

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

3.    Earnings Per Common Share (continued)

Options to purchase approximately 5.2 million shares of common stock at a range of $14.00 to $22.50 per share were outstanding during the thirteen and thirty-nine week periods ended September 24, 2006, but were not included in the computation of diluted earnings per share for such period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase 3.4 million shares of common stock at a range of $16.81 to $22.50 were outstanding during the thirteen and thirty-nine week periods ended September 25, 2005, but were not included in the computation of the diluted earnings per share for such period because the exercise prices of those options were greater than the average market price of the common shares during such period.

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

On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent and growing neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles is being integrated into our Michigan Cluster.

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
September 24, 2006
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

The Company will be required to pay down the principal amount of the term loan in quarterly installments starting on December 29, 2006 and ending with a payment of $340 million on August 12, 2012. Interest and commitment fees are payable quarterly. The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time. As of September 24, 2006, the maximum availability under the Revolving Credit Facility was $262.8 million, with approximately $86.0 million available based on the terms and covenants of the Amended Credit Agreement.

The aggregate maturities payable as of September 24, 2006 under the refinanced Term Loan A for the following fiscal years are as follows (in thousands):

2006	$7,500
2007	22,500
2008	40,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000

In connection with this refinancing, the Company wrote-off $5.7 million of deferred debt issuance costs associated with the former Credit Agreement. This is reflected as a charge against earnings in the Condensed Consolidated Statements of Income and as a non-cash item in the Condensed Consolidated Statements of Cash Flows for the thirty-nine week period ending September 24, 2006.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

5.    Debt and Interest Rate Derivatives (continued)

The Company’s long-term debt as of September 24, 2006 and December 25, 2005 was comprised of the following:

(In thousands)	2006	2005
Term loan A	$625,000	$275,000
Term loan B	—	350,000
Revolving credit facility	112,200	123,200
Total senior debt	737,200	748,200
Less: current portion	30,000	7,500
Total long-term senior debt	$707,200	$740,700

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

Interest Rate Collars   —   Pursuant to the terms of the Collars, in the event 90-day LIBOR exceeds the Cap, the Company will receive cash from the Collar issuers to compensate for the rate in excess of the Cap. If the 90-day LIBOR is lower than the Floor, the Company will pay cash to the Collar issuers to compensate for the rate below the Floor. Each of the Collars is for a fixed notional amount, as set forth in the chart below. As of September 24, 2006, the aggregate notional amount of outstanding Collars in effect was $325 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at September 24, 2006:

Effective Date	CAP (%)	Floor (%)	Notional Amount	Term
October 29, 2004	4.5	2.08	$100 million	2.0 years
January 29, 2005	4.5	2.38	$ 50 million	2.0 years
January 29, 2005	4.5	2.47	$100 million	2.0 years
July 24, 2006	6.0	4.75	$ 25 million	5.0 years
August 21, 2006	6.0	4.71	$ 25 million	5.0 years
August 21, 2006	6.0	4.70	$ 25 million	5.0 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps — Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the Swap issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the Swap issuers to compensate for the rate below the fixed rate. As of September 24, 2006, the aggregate notional amount of existing Swaps in effect was $300 million.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

5.    Debt and Interest Rate Derivatives (continued)

The following table summarizes the Company’s existing and executed contracts for Swaps at September 24, 2006:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$ 50 million	3.0 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$112 million(1)	4.75 years
July 24, 2006	5.33	$ 75 million	5.0 years

(1)	Represents the average of an amortizing notional amount for which the actual notional amount at September 24, 2006 was $75.0 million.

Under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the fair market value of derivatives is reported as an adjustment to Other Comprehensive Income/Loss (‘‘OCI’’). The IRPAs were fully effective in hedging a portion of the changes in cash flows related to the debt obligation during the thirty-nine week period ended September 24, 2006 and the fiscal year ended December 25, 2005. The Company reported an unrecognized loss in OCI as of September 24, 2006 of approximately $0.7 million compared to an unrecognized gain of $2.4 million at September 25, 2005 (which are net of $0.5 million and $1.7 million of deferred taxes, respectively).

The fair market value of the derivatives is reflective of the price that a third party would be willing to pay or receive in arm’s length transactions and includes adjustments for mark-to-market changes in the related interest rates. During the thirty-nine week period ended September 24, 2006, the fair market value of the IRPAs decreased by $1.2 million to $6.0 million. In comparison, the fair market value of the Company’s hedges during the thirty-nine week period ended September 25, 2005, increased by $3.9 million to $3.8 million.

The Company’s weighted average effective interest rate was approximately 5.8 percent for the thirteen week period ended September 24, 2006 and approximately 5.3 percent for the thirteen week period ended September 25, 2005. The effective interest rates for the thirteen week period ended September 24, 2006 and September 25, 2005 includes the impact of a $1.5 million pre-tax benefit and a $0.3 million pre-tax charge, respectively, realized and reported as a component of interest expense related to the Company’s IRPAs.

Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

6.    Stock Incentive Plans

The Company has adopted SFAS No. 123(R) Accounting for Stock-Based Compensation, as of the beginning of 2006 using the modified prospective method. This statement requires that share based transactions be accounted for using a fair value based method to recognize compensation expense. It also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as was required under previous pronouncements.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. Accordingly, the Company did not recognize compensation expense in the Condensed Consolidated Statement of Income for options granted that had an exercise price equal to the market value of the

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

6.    Stock Incentive Plans (continued)

underlying common stock on the date of grant. Prior to adoption of SFAS 123 (R), the Company provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.

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

Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The exercise price per share of common stock underlying all other non-statutory stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100 percent are vested. Upon vesting, options may be exercised at the discretion of the holder at anytime until the option expires, which is generally ten years after issuance. No stock options were granted during the thirteen week or thirty-nine week periods ended September 24, 2006.

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

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

6.    Stock Incentive Plans (continued)

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation for the thirteen and thirty-nine weeks ended September 25, 2005:

(In thousands, except per share amounts)	Thirteen weeks ended September 25, 2005	Thirty-nine weeks ended September 25, 2005
Net income:
As reported	$11,524	$34,395
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28	279
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(471)	(1,781)
Pro forma	$11,081	$32,893
Net income per common share:
As reported:
Basic	$0.28	$0.83
Diluted	$0.28	$0.82
Pro forma:
Basic	$0.27	$0.79
Diluted	$0.27	$0.78

The following table summarizes the Company’s stock option activity for the thirty-nine week periods ended September 24, 2006 and September 25, 2005, respectively:

	Thirty-nine weeks ended September 24, 2006		Thirty-nine weeks ended September 25, 2005
	Number Of Options	Weighted-Average Exercise Price	Number Of Options	Weighted-Average Exercise Price
Outstanding – beginning of period	5,218,660	$18.31	5,010,285	$18.43
Granted	—	—	400,900	16.95
Exercised	—	—	27,085	15.15
Forfeited	66,935	18.49	139,601	19.24
Outstanding – end of period	5,151,725	$18.31	5,244,499	$18.31
Exercisable at end of period	5,151,725	$18.31	5,244,499	$18.31

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

6.    Stock Incentive Plans (continued)

Further information about stock options outstanding at September 24, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$14.00 – 16.00	1,836,779	3.4	$14.99	1,836,779	$14.99
$16.01 – 18.00	990,605	7.0	17.31	990,605	17.31
$18.01 – 20.00	368,473	7.4	19.38	368,473	19.38
$20.01 – 22.50	1,955,868	2.5	21.73	1,955,868	21.73
	5,151,725	4.0	$18.31	5,151,725	$18.31

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

The following table shows assumptions used in computing fair market values on options granted during the thirty-nine week periods ended September 25, 2005, no options were granted during the thirty-nine week period ended September 24, 2006.

	Thirty-nine weeks ended September 25, 2005
Risk free interest rate	4.1%
Expected annualized volatility	14%
Dividend yield	0%
Expected life of option	7	Years

During the thirty-nine weeks ended September 24, 2006, the Company issued 355,125 restricted stock units (‘‘RSUs’’) pursuant to the 1997 Plan. Of those issued, 37,000 units vest over either a one or two year period of time. All other units issued vest based on the achievement of performance milestones over a period of time, typically achievement of certain levels of EBITDA within five years. The Company has assumed a 10% rate of forfeiture. The Company assesses the probability of the performance targets being achieved over the vesting period of the grants at each reporting period. If it is likely that the performance targets will be achieved over the vesting period, expense is recorded during the period for those shares which are likely to vest as a result of the achievement of those targets. To date, the Company has not recorded any expense for the units that may vest based on achievement of performance targets.

In total, the Company has issued 513,369 RSUs under the Plan, of which 408,320 remain unvested as of September 24, 2006. Of restricted units issued, 29,825 were issued to Directors of the Company of which 18,325 are vested, with the remaining vesting monthly over the next nine-month period. The remainder of the RSUs were issued to key employees and vest based on the achievement of performance-based milestones, and/or over a two, three or five year period.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

7.    Comprehensive Income

The components of comprehensive income for the thirteen and thirty-nine weeks ended September 24, 2006 and September 25, 2005 are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24,2006	Sept. 25, 2005
Net income	$7,270	$11,524	$18,813	$34,395
Reclassification of unrealized (losses) gains on fully effective hedges to net income, net of tax	(863)	187	(1,639)	580
Net change in fair value of fully effective hedges, net of tax	(5,136)	2,753	951	1,891
Mark to market adjustment of investments, net of tax	1	—	3	(18)
Comprehensive income	$1,272	$14,464	$18,128	$36,848

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

The carrying amounts of goodwill and other intangible assets are as follows:

	As of September 24, 2006			As of December 25, 2005
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill	$845,738	$(63,210)	$782,528	$842,791	$(63,210)	$779,581
Other intangible assets not subject to amortization:
Mastheads	$137,900	$(92)	$137,808	$137,900	$(92)	$137,808
Other intangible assets subject to amortization:
Customer and subscriber lists	9,657	(8,627)	1,030	9,657	(7,579)	2,078
Non-compete covenants	4,347	(2,534)	1,813	4,317	(2,269)	2,048
Debt issuance costs	6,292	(713)	5,579	11,615	(1,996)	9,619
Total other intangible assets	$158,196	$(11,966)	$146,230	$163,489	$(11,936)	$151,553

Identifiable intangible assets include customer and subscriber lists, non-compete covenants, and debt issuance costs, which have an estimable useful life and are amortizable on a straight-line basis over their useful lives. Indefinite-lived intangible assets include goodwill and mastheads, which are not amortizable. For purposes of expense classification, amortization of debt issuance costs are included as ‘‘Net interest expense and other’’ in the Condensed Consolidated Statements of Income. The following table shows amortization expense for the thirteen week and thirty-nine week periods ended September 24, 2006 and September 25, 2005.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

8.    Intangible and Other Assets (continued)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Amortization expense for intangible assets	$350	$501	$1,313	$1,593
Amortization of debt issuance costs	235	330	754	1,074
Total amortization expense	$585	$831	$2,067	$2,667

During the thirty-nine week period ended September 24, 2006, the Company wrote off $5.7 million in unamortized debt issuance costs related to borrowings that were refinanced in the first quarter of 2006. Estimated amortization of identifiable intangible assets is as follows (in thousands):

2006	$2,507
2007	1,910
2008	1,401
2009	1,363
2010	1,233
Thereafter	2,034

The changes in the carrying amount of goodwill during the thirty-nine weeks ended September 24, 2006 and the fiscal year ended December 25, 2005 reflect the addition of goodwill for the acquisitions of JobsInTheUS and Suburban Lifestyles, respectively, as well as adjustments, to the purchase prices of JobsInTheUS and our Michigan cluster.

The changes to goodwill are as follows:

(In thousands)	September 24, 2006	December 25, 2005
Beginning balance	$779,581	$772,683
Goodwill acquired during the period	2,942	14,891
Adjustments	5	(7,993)
Ending balance	$782,528	$779,581

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

9.    Pension and Other Post-retirement Benefits

Net Periodic Benefit Cost for the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(In thousands) Thirteen weeks ended:	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Components of Net Periodic Benefit Cost:
Service Cost	$763	$699	$6	$5
Interest Cost	1,550	1,565	66	66
Expected Return on Plan Assets	(2,141)	(2,066)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(88)	(88)	—	(17)
Loss/(Gain)	388	387	(98)	(121)
Net Periodic Benefit Cost	$472	$497	$(26)	$(67)

	Pension Benefits		Other Post-Retirement Benefits
(In thousands) Thirty-nine weeks ended:	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005
Components of Net Periodic Benefit Cost:
Service Cost	$2,289	$2,097	$18	$15
Interest Cost	4,650	4,695	198	198
Expected Return on Plan Assets	(6,423)	(6,198)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(264)	(264)	—	(51)
Loss/(Gain)	1,164	1,161	(294)	(363)
Net Periodic Benefit Cost	$1,416	$1,491	$(78)	$(201)

The Company currently expects to contribute an aggregate of approximately $271,000 to its defined benefit pension plans, post-retirement health and life insurance plans in fiscal year 2006. During the thirteen weeks ended September 24, 2006, approximately $100,000 and $86,000 was contributed by the Company to the Company-sponsored defined benefit pension plans and the Company-sponsored post-retirement health and life insurance plans, respectively. During the thirty-nine weeks ended September 24, 2006, approximately $171,000 and $258,000 was contributed by the Company to the Company-sponsored defined benefit pension plans and the Company-sponsored post-retirement health and life insurance plans, respectively.

Subsequent Event:    On October 19, 2006, the Company announced that, effective January 1, 2007 it is introducing a new retirement plan and changing its defined benefit pension plan for non-union employees. The Company currently has several 401(k) plans and a defined benefit pension plan that covers non-union employees in 14 locations. Approximately one thousand five hundred non-union employees who are currently covered by a defined benefit pension plan will be eligible to participate in an IRS designated Safe Harbor 401(k) plan. In addition, certain other non-union employees who did not participate in the Company’s defined benefit pension plan will be eligible to participate in the

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2006
(Unaudited)

9.    Pension and Other Post-retirement Benefits (continued)

IRS designated Safe Harbor 401(k) plan. Under the new 401(k) plan, eligible employees can receive up to a 4% Company match with immediate vesting. Retirement benefits earned by non-union employees through December 31, 2006 under the defined benefit pension plan will be preserved.

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

In September 2006, the FASB issued SFAS No. 157 (‘‘SFAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (‘‘SFAS 158’’). SFAS 158 amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending December 31, 2006. The Company is currently evaluating the impact SFAS 158 will have on its consolidated balance sheets and consolidated statements of stockholders’ equity and comprehensive income.

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

As of September 24, 2006, we own 27 daily newspapers and 366 non-daily publications. We also currently operate 231 individual Web sites that are affiliated with our daily newspapers, non-daily publications and our recently acquired network of employment Web sites. All of our Web sites can be accessed at www.journalregister.com. Our operations are strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; Greater Cleveland; New England; and the Capital-Saratoga and Mid-Hudson regions of New York. We also own JobsInTheUS, a network of premier employment Web sites in the Northeast. We have total paid daily circulation of approximately 628,000, total paid Sunday circulation of approximately 658,000 and total non-daily distribution of approximately 6 million.

The principal elements of our strategy are to: (i) expand advertising revenues and readership, in print and online; (ii) grow by acquisition; (iii) capture synergies from geographic clustering; and (iv) implement consistent operating policies and standards.

As part of our strategy, we focus on increasing advertising and circulation revenues and expanding readership at our existing and newly acquired properties. We have also developed certain operating policies and standards, which we believe have optimized the cash flow and profitability of existing and acquired newspapers, including: (i) focusing on local content; (ii) maintaining and improving product quality; (iii) enhancing distribution; and (iv) promoting community involvement.

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

We generate revenues through advertising, paid circulation, including single copy sales and subscription sales, and commercial printing and other activities. For the thirteen and thirty-nine week periods ending September 24, 2006, advertising, paid circulation and commercial printing and other activities represented approximately 78%, 19% and 3% of total revenue, respectively. Our advertiser base is predominantly local. Our newspapers and Web sites seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. We seek to increase readership, and thereby generate traffic for our advertisers, by focusing on high product quality, compelling and primarily proprietary local content and creative and interactive promotions. We also publish numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. Management believes that as a result of these strategies, our newspapers and Web sites represent an attractive and cost-effective medium for our readers and advertisers.

Our advertising revenues are derived primarily from a broad group of local advertisers. Management believes that our advertising revenues tend to be relatively stable because our newspapers have a broad base of local retail and classified advertising, rather than a reliance on the generally more volatile national and major account advertising. Our advertising revenue and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that our newspapers serve. For example, our Michigan cluster is impacted by the automotive sector and has experienced weakness as a result of economic conditions in that area.

On August 28, 2006, we announced that we are exploring the possible sale of our properties in our New England Cluster. The properties that would be included in the sale are The Herald News and Taunton Daily Gazette in Fall River and Taunton, Massachusetts, respectively, and The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively and its weekly group, the Southern Rhode Island Newspaper Group in Wakefield, Rhode Island. We are continuing to view these properties as continuing operations and have not reclassed them for presentation on our condensed balance sheets or condensed consolidated statements of income as assets held for sale based on our ability to hold the properties if the prices offered do not represent the fair value of the properties. Further, there can be no assurance that any transaction will occur, or, if undertaken, the terms or timing of such a transaction.

Online Operations

We are committed to expanding our business through our Internet initiatives. Online revenues of $4.1 million and $11.5 million for the thirteen and thirty-nine week periods ending September 24, 2006 are included in advertising revenues. Our online revenues have increased by 64.9% and 68.6% from the comparable prior year periods primarily as a result of our JobsInTheUs acquisition in December 2005. Our online objective is to make our Web sites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Web sites as the indispensable source of useful and reliable community news, sports, information and advertising in their markets. We currently operate 231 Web sites which are affiliated with our daily newspapers and non-daily publications. Our Web sites generated 91.3 million page views during the third quarter of 2006, an increase of approximately 71.3 percent as compared to the prior year quarter and generated 273.2 million page views during the thirty-nine week 2006 period, an increase of approximately 74.4 percent as compared to the prior year quarter. Increases primarily reflect our JobsInTheUS Web sites. In September, we also reported 3.5 million unique visitors to its Web sites, including over one million visitors to our JobsInTheUs Web sites.

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

Self-Insurance

We are self-insured for a portion of our insurable risks. We analyze our claims experience and consult with administrators in determining an adequate liability for self-insured claims.

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

To conform to current year presentations, we have reclassified certain circulation revenues and expenses related to discounts, promotions and carrier compensation for the thirteen and thirty-nine periods ended September 25, 2005. The impact of the reclassification was a decrease in circulation revenues offset entirely by a decrease in operating expenses.

Results of Operations

Thirteen Week Period Ended September 24, 2006 as Compared to the Thirteen Week Period Ended September 25, 2005

Summary:

Net income for the thirteen week period ended September 24, 2006 was $7.3 million, or $0.19 per diluted share, versus $11.5 million, or $.28 per diluted share, for the thirteen week period ended September 25, 2005.

Total revenues decreased $5.6 million, or 4.1 percent, to $131.7 million for the thirteen week period ended September 24, 2006. Newspaper revenues for the thirteen weeks ended September 24, 2006 as compared to the prior year period decreased $5.8 million, or 4.4 percent, to

$127.2 million. Advertising revenues decreased 4.8 percent to $102.4 million, as compared to $107.6 million for the third quarter of 2005. Advertising revenues for the 2006 period benefited from the acquisitions of JobsInTheUS and Suburban Lifestyles. Circulation revenues, net of applicable discounts, for the thirteen week period ended September 24, 2006 decreased approximately $0.6 million, or 2.6 percent, as compared to the prior year period. Commercial printing and other revenues for the thirteen weeks ended September 24, 2006 increased by approximately $0.2 million, or 5.2 percent, to $4.5 million as compared to the prior year period. Online revenues, which are included in advertising revenue, for the thirteen week period ended September 24, 2006 were $4.1 million, an increase of 64.9 percent compared to the prior year.

Advertising Revenue Performance by Category:

The following table sets forth our total advertising revenues, by category, for the thirteen weeks ended September 24, 2006 and September 25, 2005:

	Thirteen Weeks Ended
(Dollars in thousands)	September 24, 2006	September 25, 2005	% Decrease
Local	$54,153	$56,545	4.2
Classified	44,207	46,016	3.9
National	4,043	5,016	19.4
Total advertising revenues	$102,403	$107,577	4.8

Local.    Local retail advertising revenues for the third quarter of 2006 decreased 4.2 percent as compared to the prior year quarter primarily due to declines in our Michigan cluster which fell 5.5 percent. Absent our Michigan cluster, local retail advertising revenues declined 3.7 percent, comparing the third quarter of 2006 to the same prior year period.

Classified.    Classified advertising revenues decreased 3.9 percent in the third quarter of 2006, as compared to the prior year quarter. Classified real estate advertising revenues decreased 2.1 percent for the current quarter despite four of our clusters reporting increases. An increase of 15.7 percent in our Mid-Hudson cluster was more than offset by declines in our Michigan cluster, where real estate advertising decreased 14.1 percent on a quarter-to-quarter basis. Classified employment advertising revenues were down 5.6 percent for the quarter, despite a significant increase in the New England cluster, largely driven by JobsInTheUs, and a 5.2 percent increase in the Cleveland cluster. Increases in classified employment were offset by a decrease of 25.0 percent in our Michigan cluster. Classified automotive advertising revenues declined in all our clusters for the 2006 third quarter, and were down 15.7 percent for the quarter as compared to the prior year quarter, again primarily due to declines in our Michigan cluster. Classified other advertising revenues increased 8.4 percent in the third quarter of 2006, as compared to the prior year quarter, with all seven of our clusters reporting increases.

National.    National advertising revenues, which represent less than five percent of our advertising revenues, were down 19.4 percent, for the quarter ended September 24, 2006, as compared to the prior year quarter. The 2005 period benefited from higher levels of national advertising from telecommunications providers.

Operating Expenses:

Salaries and employee benefits.    Salaries and employee benefit expenses were 40.4 percent of our revenues for the thirteen week period ended September 24, 2006, as compared to 39.5 percent for the thirteen week period ended September 25, 2005. Salaries and employee benefits decreased $1.1 million, or 2.0 percent, for the thirteen week period ended September 24, 2006 to $53.2 million, as compared to $54.3 million in the prior year period. The decrease in salaries and employee benefits in the current period as compared to the prior year period is primarily due to lower head count and a decrease in the cost of corporate incentives which were partially offset by the additions of JobsInTheUS and Suburban Lifestyles to the thirteen-week 2006 period. Salaries and employee benefits expenses on a same-store basis declined $2.0 million or 3.7 percent, comparing the 2006 period to the same prior year period.

Newsprint, ink and printing charges.    For the thirteen week period ended September 24, 2006, newsprint, ink and printing charges were 9.9 percent of our revenues, as compared to 8.9 percent for the thirteen week period ended September 25, 2005. Newsprint, ink and printing charges for the thirteen week period ended September 24, 2006 increased approximately $0.6 million, or 5.2 percent, to $12.9 million as compared to $12.3 million for the thirteen week period ended September 25, 2005. Our newsprint expense increased approximately 1.0 percent on a same-store basis, for the thirteen week period ended September 24, 2006 as compared to the prior year period, reflecting an increase in unit cost of approximately 9.0 percent, partially offset by a decrease in consumption of 7.4 percent.

Selling, general and administrative.    Selling, general and administrative expenses were 14.5 percent and 13.6 percent of our revenues for the thirteen week periods ended September 24, 2006 and September 25, 2005, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirteen week period ended September 24, 2006 increased $0.4 million, or 2.1 percent, to $19.0 million. The majority of the increase is related to additional costs at our new acquisitions, JobsInTheUS and Suburban Lifestyles. Excluding increases due to acquisitions, selling, general and administrative expenses on a same-store basis, for the thirteen week period ended September 24, 2006 were essentially flat compared to the prior year.

Depreciation and amortization.    Depreciation and amortization expenses were 3.6 percent and 3.4 percent of our revenues for the thirteen week periods ending September 24, 2006 and September 25, 2005, respectively. Depreciation and amortization expenses for the thirteen week period ended September 24, 2006 increased approximately $84 thousand, or 1.8 percent, to $4.8 million.

Other expenses.    Other expenses, primarily related to promotion, circulation and delivery, were 14.2 percent and 13.4 percent of our revenues for the thirteen week periods ended September 24, 2006 and September 25, 2005, respectively. Other expenses increased approximately $0.3 million, or 1.8 percent, to $18.7 million as a result of businesses acquired. Absent operating expenses for acquired companies, other expenses declined $0.4 million on a same store basis.

Operating income.    Operating income was $23.1 million, or 17.6 percent of our revenues, for the thirteen week period ended September 24, 2006 as compared to $29.1 million, or 21.2 percent of our revenues, for the thirteen week period ended September 25, 2005 due to the items described above.

Other Income (Expense):

Net. interest and other expense.    Net interest and other expense increased approximately $0.9 million, or 9.1 percent, for the thirteen week period ended September 24, 2006 as compared to the thirteen week period ended September 25, 2005. Interest expense increased in the thirteen week period ended September 24, 2006 as a result of a 9.5 percent increase in the weighted average borrowing rate over the previous year period. This rate increase was partially offset by a decrease in our average outstanding debt over the prior year.

Provision for income taxes.    The provision for income taxes decreased by approximately $2.7 million for the thirteen week period ended September 24, 2006 as compared to the thirteen week period ended September 25, 2005, reflecting a decrease in pretax net income. Our effective tax rate remained comparable to the prior year.

Thirty-nine Week Period Ended September 24, 2006 as Compared to the Thirty-nine Week Period Ended September 25, 2005

Summary:

Net income for the thirty-nine week period ended September 24, 2006 was $18.8 million, or $0.47 per diluted share, versus $34.4 million, or $0.82 per diluted share, for the period ended September 25, 2005. Our 2006 thirty-nine week reported net income includes a $2.5 million charge, net of applicable taxes, for costs related to a non-recurring, non-compete/separation arrangement (‘‘special charge’’) recorded during the second quarter and a $3.4 million charge, net of applicable taxes, related to the repricing of our refinanced credit facility recorded in the first quarter. Absent these charges, comparable results would have been $24.7 million or $0.62 per diluted share for the thirty-nine week period ending September 24, 2006.

Total revenues decreased $12.3 million, or 3.0 percent, to $403.5 million for the thirty-nine week period ended September 24, 2006. Newspaper revenues for the thirty-nine weeks ended September 24, 2006 as compared to the prior year period decreased $12.6 million, or 3.1 percent, to $389.4 million. Advertising revenues for the thirty-nine week period ended September 24, 2006 decreased $10.6 million, or 3.3 percent, to $314.2 million as compared to $324.8 million for the thirty-nine week period ended September 25, 2005. Circulation revenues for the thirty-nine week period ended September 25, 2005 decreased $2.1 million, or 2.7 percent, as compared to the prior year period. Commercial printing and other revenues for the thirty-nine weeks ended September 24, 2006 increased by $0.4 million, or 2.7 percent, to $14.1 million as compared to the prior year period and represented 3.5 percent of our revenues for the thirty-nine weeks ended September 25, 2005. Online revenues, which are included in advertising revenue, for the thirty-nine weeks ended September 24, 2006, were $11.5 million, an increase of 68.6 percent as compared to the prior year period.

Advertising Revenue Performance by Category:

The following table sets forth our total advertising revenues, by category, for the thirty-nine week periods ended September 24, 2006 and September 25, 2005:

	Thirty-nine Weeks Ended
(Dollars in thousands)	September 24, 2006	September 25, 2005	% Decrease
Local	$167,641	$172,937	3.1
Classified	132,356	136,306	2.9
National	14,247	15,585	8.6
Total advertising revenues	$314,244	$324,828	3.3

Local.    Local advertising revenues for the thirty-nine week period of 2006 decreased 3.1 percent as compared to the same period of the prior year largely due to a decrease of 5.3 percent in local advertising revenues in our Michigan cluster.

Classified.    Classified advertising revenues decreased 2.9 percent in the thirty-nine week period of 2006, as compared to the same thirty-nine week prior year period. Classified real estate advertising revenues increased 2.9 percent in the 2006 period as compared to the thirty-nine week period of last year, with all of our clusters reporting increases. Excluding our Michigan cluster, real estate advertising increased 7.8 percent. Classified employment advertising revenues were down 2.0 percent for the thirty-nine week period, with a 20.7 percent decrease in our Michigan cluster. Our Michigan cluster also reported declines in classified automotive advertising revenues of 17.2 percent and overall our classified automotive advertising revenues were down 16.6 percent for the thirty-nine week 2006 period as compared to the same prior year period. Classified other advertising revenues increased 4.1 percent in the thirty-nine week period of 2006, as compared to the prior year period, with all seven of the Company’s clusters reporting increases.

National.    National advertising revenues, which represent less than five percent of the Company’s advertising revenues, were down 8.6 percent for the thirty-nine week period ended September 24, 2006, as compared to the prior year quarter. Improvements in our Mid-Hudson and Michigan clusters were more than offset by declines in our other clusters.

Operating Expenses:

Salaries and employee benefits.    Salaries and employee benefit expenses were 41.4 percent of our revenues for the thirty-nine week period ended September 24, 2006, as compared to 39.8 percent for the thirty-nine week period ended September 25, 2005. Salaries and employee benefits increased $1.2 million, or 0.7 percent, for the thirty-nine week period ended September 24, 2006 to $166.9 million. Excluding increases due to acquisitions, salaries and employee benefits, on a same-store basis, decreased $1.0 million, or 0.6 percent, for the thirty-nine weeks ended September 24, 2006 as compared to the prior year period. Salaries and benefits on a same-store basis for the 2006 period include costs related to the aforementioned special charge of $3.6 million. Absent the special charge, same-store salaries and employee benefit costs decreased $4.6 million or 2.8 percent which was attributable to reductions in headcount, incentive compensation and medical benefit expenses.

Newsprint, ink and printing charges.    For the thirty-nine week period ended September 24, 2006, newsprint, ink and printing charges were 9.5 percent of our revenues, as compared to 8.8 percent for the thirty-nine week period ended September 25, 2005. Newsprint, ink and printing charges for the thirty-nine week 2006 period increased $2.0 million, or 5.5 percent, as compared to the thirty-nine week 2005 period. Our newsprint expense increased 4.2 percent for the thirty-nine week period ended September 24, 2006 as compared to the prior year period on a same-store basis. Excluding the effects of acquisitions, the increase in same-store newsprint expense is due to an increase in unit costs of approximately 10.3 percent, partially offset by a 5.4 percent decline in consumption, each on a comparable basis.

Selling, general and administrative.    Selling, general and administrative expenses were 14.7 percent of our revenues for the thirty-nine week periods ended September 24, 2006 and 14.4 percent for the thirty-nine week period ended September 25, 2005. As compared to the prior year period, selling, general and administrative expenses for the thirty-nine week 2006 period decreased $0.8 million, or 1.3 percent, to $59.2 million from the same prior year period. This decrease was primarily due to a reduction of professional fees for costs associated with the successful completion of our internal control assessment and documentation for compliance with Sarbanes-Oxley 404. These decreases were partially offset by costs associated with promotional efforts related to our newly acquired internet business, JobsInTheUS and the incurrence of certain costs related to the special charge recorded in the second quarter of 2006. Excluding costs associated with acquisitions, selling, general and administrative expenses, on a same-store basis, for the thirty-nine week period ended September 24, 2006 decreased $1.9 million, or 3.1 percent, as a result of the decrease in costs associated with Sarbanes-Oxley 404 and reductions in certain other selling, general and administrative expenses.

Depreciation and amortization.    Depreciation and amortization expense were 3.5 percent and 3.4 percent of our revenues for the thirty-nine week periods ended September 24, 2006 and September 25, 2005, respectively. Depreciation and amortization expense for the thirty-nine week period ended September 24, 2006 decreased $0.1 million, or 0.7 percent, to $14.2 million as compared to the prior year period.

Other expenses.    Other expenses primarily related to promotion, circulation and delivery were 13.7 percent and 13.0 percent of our revenues for the thirty-nine week period ended September 24, 2006 and the thirty-nine week period ended September 25, 2005, respectively. Other expenses increased $1.0 million, or 1.9 percent, to $55.1 million for the thirty-nine week period ended September 24, 2006 primarily due to costs associated with acquisitions. Excluding acquisitions, other expenses on as same-store basis declined $0.1 million when comparing the thirty-nine week 2006 period to the prior year.

Operating income.    Operating income was $69.7 million, or 17.3 percent of our revenues, for the thirty-nine week period ended September 24, 2006 as compared to $85.4 million, or 20.5 percent of our revenues, for the thirty-nine week period ended September 25, 2005. Excluding the special charge, as reported above, comparable results would have been $73.8 million for the thirty-nine week period ended September 24, 2006.

Other Income (Expense):

Net interest and other expense.    Net interest and other expense increased $4.2 million, or 14.7 percent, for the thirty-nine week period ended September 24, 2006 as compared to the thirty-nine week period ended September 25, 2005. This increase during the thirty-nine week 2006 period, as compared to the same prior year period, was primarily due to higher interest expense which resulted from higher prevailing interest rates. The effects of the higher rates were partially offset by lower average debt outstanding during the 2006 period and a reduction in amortization of fees associated with our credit agreements, as a result of the revised borrowing arrangement we entered into in the first quarter of this year.

Write-off of debt issuance costs.    In connection with the refinancing of our long-term debt, as discussed below, $5.7 million, of $3.4 million net of taxes, unamortized debt issuance costs related to the old credit facility was written off in first quarter of 2006 ended March 26, 2006.

Provision for income taxes.    The provision for income taxes decreased $10.0 million, or 45.3 percent, for the thirty-nine week period ended September 24, 2006 as compared to the thirty-nine week period ended September 25, 2005, which was due to a decrease in pretax income. Our effective tax rate for the thirty-nine week period of both years was 39.03 percent.

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

Cash flows from operating activities.    Net cash provided by operating activities for the thirty-nine week period ended September 24, 2006 was $56.0 million as compared to $67.0 million for the thirty-nine week period ended September 25, 2005. Current assets were $89.5 million and current liabilities were $104.1 million as of September 24, 2006 as compared to current assets of $90.3 million and current liabilities of $80.5 as of December 25, 2005. The increase in current liabilities primarily reflects a reclassification of $22.5 million of current debt under our term loans, payable in equal installments on March 31, 2007, June 30, 2007 and September 30, 2007. We manage our working capital through the utilization of our Revolving Credit Facility. The outstanding balance on the Revolving Credit Facility is classified as a long-term liability, in accordance with its terms.

Cash flows from investing activities.    Net cash used in investing activities was $23.0 million for the thirty-nine week period ended September 24, 2006 and includes investments in property, plant and equipment and the purchase of Suburban Lifestyles. Net cash used in investing activities was $8.9 million for the thirty-nine week period ended September 25, 2005, all of which was for property, plant and equipment. We have a capital expenditure program of approximately $30.0 million in place for 2006, including approximately $10.0 million related to a press for our Macomb, Michigan facility. Major capital expenditures for the thirty-nine week period of 2006 were $5.7 million related to the Macomb Press project; $2.8 million for leasehold improvements and furniture and fixtures for a new leased corporate office in Yardley, PA, and $1.9 million for technology related projects including new Web site development. Our 2006 capital expenditure program also includes: spending on technology, including prepress and business systems; computer hardware and software; building and leasehold improvements; other machinery and equipment, and vehicles. We review our capital expenditure program periodically and modify it as required to meet current needs and believe that it is sufficient to maintain our current level and quality of operations.

Cash flows from financing activities.    Net cash used in financing activities was $31.5 million for the thirty-nine week period ended September 24, 2006, which includes $15.4 million for purchases of our common stock and $11.2 million of repayments on long-term debt and capital lease obligations. Net cash used in financing activities was $58.6 million for the thirty-nine week period ended September 25, 2005, of which $46.6 million was used to repay debt. On February 16, 2006, we announced that pursuant to Board authorization, we were continuing our share repurchase program. Repurchases of our common stock, in the aggregate amount of up to $25.0 million, may be made in open market or private transactions as market conditions dictate. At September 30, 2006, we have $11.9 million remaining of the $25 million authorized for future share repurchases.

On January 25, 2006, we amended and restated our existing Credit Agreement, dated August 12, 2004. Concurrent with this new agreement, we borrowed $625 million in Term Loans and $130.5 million in revolving credit loans under the Amended Credit Agreement. These borrowings were used primarily to repay term loans and revolving credit loans outstanding under the former Credit Agreement.

The Amended Credit Agreement is an amendment and restatement of the former Credit Agreement which was in effect from August 12, 2004 until January 25, 2006 and, therefore, contains substantially similar terms as the former Credit Agreement. The amortization period for the Term Loans has been extended and the commitment fees on the currently available and unused revolving credit loans have been reduced by 0.125 percentage points and the interest rates on outstanding loans based on LIBOR have been reduced by 0.25 percentage points to 0.50 percentage points, subject to the terms and conditions of the Amended Credit Agreement. The borrowings currently outstanding under the Amended Credit Agreement bear interest based on either various Libor-based Rates (determined daily) plus 1.00 percent or the Prime Rate.

In connection with this refinancing, we wrote-off $5.7 million ($3.4 million, net of tax) of deferred debt issuance costs associated with the former Credit Agreement. This is reflected as a charge against our earnings in the condensed consolidated statements of income and as a non-cash item in the condensed consolidated statements of cash flows for the thirty-nine period ending September 24, 2006.

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

We are required under the terms of the Credit Agreement to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of our debt to reduce the potential exposure of our future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on our Total Leverage Ratio, as defined in the Amended Credit Agreement. Pursuant to these requirements, we maintain and from time to time enter into new IRPAs consisting of (i) interest rate collars that establish a base interest rate ceiling and a base interest rate floor and (ii) interest rate swaps in which we exchanges a portion of our floating rate debt for fixed rate debt, in each case at no initial cost to us.

The Company will be required to pay down the principal amount of the term loan in quarterly installments starting on December 29, 2006 and ending with a payment of $340 million on August 12, 2012. Interest and commitment fees are payable quarterly or at the end of a borrowing period, whichever is shorter. The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time. As of September 24, 2006, the maximum availability under the Revolving Credit Facility was $262.8 million, with approximately $86.0 million available based on the terms and covenants of the Amended Credit Agreement. Our weighted average effective interest rate was approximately 5.8 percent for the thirty-nine week period ended September 24, 2006 and approximately 4.8 percent for the thirty-nine week period ended September 25, 2005.

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

All EBITDA figures in this report are non-GAAP financial measures. We define EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. For the thirteen week period ended September 24, 2006,

EBITDA was $27.9 million as compared to $33.8 million for the thirteen week period ended September 25, 2005. For the thirty-nine week period ended September 24, 2006, EBITDA was $88.0 million as compared to $99.6 million for the thirty-nine week period ended September 25, 2005.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, our calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between: net income and EBITDA for the thirteen and thirty-nine week periods ended September 24, 2006 and September 25, 2005.

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share amounts)	September 24, 2006	September 25, 2005(1)	September 24, 2006	September 25, 2005(1)
Net income(1)	$7,270	$11,524	$18,813	$34,395
Add: Provision for income taxes	4,587	7,251	12,046	22,022
Add: Loss on write-off of debt issuance costs	—	—	5,662	—
Add: Net interest expense and other	11,291	10,345	33,172	28,933
Operating income	23,148	29,120	69,693	85,350
Add: Depreciation and amortization	4,769	4,685	14,191	14,293
Add: Special items(2)	—	—	4,078	—
EBITDA	$27,917	$33,805	$87,962	$99,643
EBITDA margin	21.2%	24.6%	21.8%	24.0%

Notes:

(1)	Certain 2005 circulation revenue and expense items have been reclassified to conform to the Company's current financial presentation. The effect of these reclassifications is to reduce revenues by $0.9 million and $2.2 million for the thirteen and thirty-nine week periods ended September 25, 2005, respectively, with an equal decrease in operating expenses. In addition, the Company has reclassified amortization of deferred financing fees from amortization expense to interest expense. These reclassifications have no impact on EBITDA or net income.

(2)	Special items relate to a non-recurring charge for a non-compete/separation arrangement entered into with a former senior executive.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

At September 24, 2006, we had Collars in place with respect to an aggregate notional amount of $325 million of our outstanding indebtedness and Swaps with respect to an aggregate notional amount of $300 million of our outstanding indebtedness. In addition, we had contracts for Collars that have effective dates occurring in the future with respect to additional notional amounts. See Note 5 of Notes to Condensed Consolidated Financial Statements. There was no initial cost associated with our existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in variable interest rates, the annual impact on our pre-tax earnings would be approximately $4.0 million.

Newsprint, which is the principal raw material for our newspapers, is exposed to commodity price changes. We seek to manage the effects of increases in the price of newsprint through a combination of, among other things, volume purchasing, technology improvements, including reductions in page size, inventory management and advertising and circulation price increases.

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

During fiscal year 2004, we commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications includes: (i) financial applications, including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications; and (iii) advertising management applications. As deployed, the new software, together with the change to a shared services business model, further enhances our internal and disclosure controls and our operating efficiencies. As of September 24, 2006, the implementation of the financial applications was largely complete and deployment of the advertising and circulation management applications was underway and is expected to be completed by 2008. The implementation of the financial applications has involved changes in systems that include internal controls, and accordingly, these changes have required changes to our system of internal controls. We have reviewed each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems were implemented. We believe that the controls as modified are appropriate and functioning effectively.

PART II.    OTHER INFORMATION

Item 1A.	Risk Factors

There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our purchases of Journal Register Company common stock during the thirty-nine weeks ended September 24, 2006.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 26, 2005 to January 29, 2006	155,500	$15.12	155,500	$10,198
January 30, 2006 to February 26, 2006	82,900	$13.15	82,900	$23,920,063
February 27, 2006 to March 26, 2006	345,600	$12.52	345,600	$19,594,188
Total First Quarter 2006	584,000	$13.30	584,000	$19,594,188
March 27, 2006 to April 30, 2006	220,300	$11.58	220,300	$17,043,246
May 1, 2006 to May 28, 2006	212,037	$10.83	212,037	$14,747,578
May 29, 2006 to June 25, 2006	128,300	$9.83	128,300	$13,486,619
Total Second Quarter 2006	560,637	$10.89	560,637	$13,486,619
June 26, 2006 to July 30, 2006	120,900	$8.67	120,900	$12,438,838
July 31, 2006 to August 27, 2006	68,500	$7.45	68,500	$11,928,390
August 28, 2006 to September 24, 2006	—	—	—	$11,928,390
Total Third Quarter 2006	189,400	$8.23	189,400	$11,928,390
Total Year to Date 2006	1,334,037	$11.57	1,334,037	$11,928,390

All of the shares included in column (c) above were repurchased pursuant to a program initially announced on January 13, 1999, whereby our Board of Directors authorized the use of up to $100 million per year for the repurchase of our Common Stock. On April 19, 2005, we announced that, pursuant to Board authorization, we were recommencing our share repurchase program for the repurchase of our common stock in an aggregate amount of up to $30 million. We completed the $30 million share repurchase program and on February 16, 2006 again, pursuant to Board authorization, we are continuing our share repurchase program for additional repurchases of our common stock in the aggregate amount of $25 million. There is no expiration date for the repurchase program. Since January 13, 1999, and as of October 20, 2006, we have repurchased an aggregate of 10,540,437 shares at an average price of $14.55 per share.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

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

Item 6.	Exhibits

10.1	Excess Deferred Compensation Plan, as amended and restated on October 30, 2006

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 03, 2006                                   JOURNAL REGISTER COMPANY

By: /s/ Julie A. Beck
Julie A. Beck Senior Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)