Form 10-K
period 2006-12-31
JOURNAL REGISTER CO
filed 2007-03-16
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-12955

JOURNAL REGISTER COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3498615
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

790 Township Line Road, Suite 300
Yardley, PA 19067
(Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code: (215) 504-4200

50 West State Street
Trenton, NJ 08608-1298
(Former Name, Former Address and Former Fiscal Year, if changed from last report)

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

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes      No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on the New York Stock Exchange on June 25, 2006 was $335,636,323 million the registrant has no non-voting common equity.

As of February 28, 2007, 39,124,240 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

Documents Incorporated by Reference.    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for relating Company’s Annual Meeting of Stockholders (‘‘2007 Proxy Statement’’), to be held May 2, 2007.

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

General

Journal Register Company (the ‘‘Company’’) is a leading U.S. media company that owns and operates, as of December 31, 2006, 27 daily newspapers and 368 non-daily publications. The Company also operates 239 individual Web sites that are affiliated with the Company’s daily newspapers, non-daily publications and its network of employment Web sites. These Web sites can be accessed at www.journalregister.com. All of the Company’s operations are strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; Greater Cleveland; New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns JobsInTheUS, a network of 19 premier employment Web sites and three commercial printing operations that complement and enhance its publishing operations. The Company’s total paid circulation is approximately 616,000 daily, 635,000 Sunday and its total non-daily distribution is approximately 6.4 million. The Company is committed to being the leading provider of local information in print and online in the markets it serves and to providing a vibrant and responsive medium for its readers and advertisers, and a stimulating environment for its employees.

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

The Company’s newspapers are characterized by their intense focus on the coverage of local news and local sports, their compelling graphic design and their colorful, reader-friendly packages. The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of its newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high product quality standards and uses extensive process color and graphic design to more fully engage existing readers and to attract new readers. The Company’s newspapers typically are produced using advanced prepress pagination technology, and are printed on efficient, high-speed presses.

The Company operates 239 Web sites, which are affiliated with its daily newspapers and non-daily publications and its acquired network of employment Web sites, as well as portal sites for each of its seven geographic clusters. The Company’s online objective is to have its Web sites complement its print publications by providing certain content from these publications, as well as unique content and interactive features, and to expand its technology platform into new areas through its acquisition of JobsInTheUS. The Company’s Web sites also provide an online marketplace for its advertisers.

The Company’s revenues are derived from advertising, paid circulation, including single-copy sales and subscription sales, and commercial printing and other activities. The Company’s advertiser base is predominantly local. The Company’s newspapers and Web sites seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and primarily proprietary local content and creative and interactive promotions. The Company promotes single-copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services. Single-copy sales also tend to generate higher profit margins than subscription sales, as single-copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company’s circulation base. The Company also publishes numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company’s management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

In December 2006, the Company signed a definitive agreement to sell two of its New England Cluster daily community newspapers to Gatehouse Media for approximately $70 million in cash and $2 million in estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts. Additionally, the sale included five non-daily publications. The sale transaction was completed in February 2007. Also, in February 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale are The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of these sales will be used to pay down debt and for general working capital purposes. As a result of these sales, which represent the entire New England cluster, the financial condition, results of operations and cash flows have been reflected as discontinued in this Annual Report on Form 10-K.

Newspaper Operations

The Company’s newspaper operations are clustered in seven geographic areas:

Greater Philadelphia.    The Company owns seven daily newspapers and 141 non-daily publications serving areas surrounding Philadelphia. These publications include, in Pennsylvania: the Delaware County Daily and Sunday Times (Primos); the Daily Local News (West Chester); The Mercury (Pottstown); The Times Herald (Norristown); The Reporter (Lansdale); The Phoenix (Phoenixville); Montgomery

Newspapers, a group of 25 non-daily publications; News Gleaner Publications, which includes nine weekly publications serving Northeast Philadelphia and eight monthly publications serving Montgomery County, Pennsylvania; the InterCounty Newspaper Group, a group of 19 weekly newspapers serving suburban Philadelphia and central and southern New Jersey; Chesapeake Publishing, a group of 15 non-daily publications; Town Talk Newspapers (Media), a group of seven non-daily publications; County Press Publications, a group of seven publications; Acme Newspapers, a group of four non-daily newspapers, including the Main Line Times, serving Philadelphia’s affluent Main Line; Suburban Publications, a group of three non-daily publications, and the News of Delaware County, one of the largest community newspapers in the United States audited by the Audit Bureau of Circulations (‘‘ABC’’); the Penny Pincher Shopper publications (Pottstown); and Berks-Mont, a group of 11 non-daily publications serving Berks and Montgomery counties. Also, in New Jersey, the Company owns The Trentonian (Trenton, NJ), a daily newspaper operation. The Company also owns two commercial printing companies in Pennsylvania, one of which prints more than 60 of the Company’s non-daily publications in addition to printing for other non-affiliated customers and the other is a premium quality sheet-fed printing operation.

The seven Greater Philadelphia Cluster daily newspapers have aggregate daily circulation of approximately 171,900 and aggregate Sunday circulation of approximately 153,200. The Company’s aggregate non-daily distribution in the Greater Philadelphia Cluster is approximately 1.4 million.

In March 2006, the Company launched a new monthly publication serving the Montgomery County area called Huntington Valley Life newspaper and in December 2006 launched the Nicetown Life monthly newspaper, primarily serving the African-American community of Philadelphia County. The Company also launched Play publication in June 2006, a weekly art and entertainment publication targeting the 21- 34 year old market in the suburban Philadelphia area, and expanded into Lehigh Valley in March 2006 with five weekly newspapers; The Whitehall Catasauqua News, the East Penn News, The Parkland News, The Bethlehem News and the Easton News.

In September 2005, The Times Herald launched La Voz, a Spanish-language publication distributed primarily in the Norristown area, with additional distribution in Bridgeport and Conshohocken, Pennsylvania. This publication was originally launched as an every-other-week publication and the distribution frequency was subsequently increased to weekly in January 2006. This publication is distributed by carrier and serves a fast-growing Spanish-speaking area in suburban Philadelphia.

As a result of the synergies in the Greater Philadelphia Cluster, the Company has been able to cross-sell advertising into multiple publications. The nature of the cluster also allows for the implementation of significant cost saving programs. For example, the Company uses its production facility, Journal Register Offset, located in Exton, Pennsylvania to produce five of the Company’s seven dailies – the Daily Local News, The Mercury, The Times Herald, The Reporter and The Phoenix – and 57 of the Company’s 141 non-daily publications in the Greater Philadelphia Cluster. The Exton facility produces award-winning product quality and generates significant cash operating expense savings. In addition, the Company’s publications in its Greater Philadelphia Cluster share several news-gathering resources.

Michigan.    In August 2004, the Company acquired 21st Century, which publishes four daily newspapers and 92 non-daily publications. The daily newspapers are The Oakland Press (Pontiac), The Macomb Daily (Mt. Clemens), The Daily Tribune (Royal Oak), and The Morning Sun (Mt. Pleasant). The non-daily publications are primarily aggregated in four groups: the Lapeer Group (Lapeer); Morning Star Group (Mt. Pleasant); Independent Newspapers (Mt. Clemens); and Heritage Newspapers (Southgate). The aggregate circulation of the daily newspapers is approximately 133,000 daily and approximately 166,200 Sunday. The non-daily publications have an aggregate distribution of approximately 1.9 million.

In March 2006, the Company acquired Suburban Lifestyles Community Newspaper group (‘‘Suburban Lifestyles’’), based in Rochester Hills, Michigan. The Suburban Lifestyles traces its history to 1993, when it was launched in Rochester, Michigan, and focuses on the local news and information in each of its communities. Eight editions of the Suburban Lifestyles are distributed to approximately 177,000 homes and businesses each week in the upscale Oakland County communities of Rochester, Rochester Hills, Troy, Oakland Township, Oxford, Lake Orion, Auburn Hills, Farmington, Farmington Hills and Novi, and the fast growing Macomb County communities of Romeo, Shelby Township and Washington Township.

Connecticut.    In Connecticut, the Company owns the New Haven Register, a small metropolitan daily newspaper with daily circulation of approximately 86,600 and Sunday circulation of approximately 91,800, four suburban daily newspapers, 80 suburban non-daily publications and one commercial printing company. The suburban daily newspapers in the Connecticut Cluster are The Herald (New Britain), The Bristol Press, The Register Citizen (Torrington) and The Middletown Press. The five daily newspapers have aggregate daily circulation of approximately 125,700 and approximately 126,200 Sunday. The non-daily publications have an aggregate distribution of approximately 2.1 million. Included in the non-daily publications is Connecticut Magazine, the state’s premier lifestyle magazine that was acquired in September 1999. The Company’s Connecticut daily newspapers and non-daily publications serve a statewide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) to Hartford and its suburban areas, to the Greater New Haven area, as well as the Connecticut shoreline from New Haven northeast to New London.

In 2006, the Company introduced the Connecticut Home and Garden magazine expanding on the success of its Connecticut Magazine. In August 2006, the Company launched a new edition of Registro, Connecticut’s fastest-growing Spanish-language newspaper, to serve the greater Waterbury, Danbury and Northwest Corner markets. This expansion furthered Registro’s goal of providing quality local news and advertising across Connecticut, both in print and online. With the new edition, Registro continues to offer local news stories and features produced by its independent editorial staff; comprehensive coverage of state, national and world events; and Spanish-language classified advertising.

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

The Company’s Connecticut publications benefit from cross-selling of advertising, as well as from editorial, production and back-office synergies. For example, the New Haven Register gathers statewide news for all of the Company’s Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; and The Herald and The Middletown Press are printed at one facility, as are The Register Citizen and The Bristol Press. Moreover, in August 1996, in order to take advantage of the contiguous nature of the geographic areas served by The Herald, The Bristol Press and The Middletown Press, the Company launched a combined Sunday newspaper, The Herald Press, which serves the readers of these three daily newspapers with three zoned editions and has a Sunday circulation of approximately 26,300. Also in 2006, the Connecticut publications began a process to consolidate services and share back-office functions through its New Haven Register location.

In December 2006, the Company announced that one of its flagship newspapers, the New Haven Register, agreed to participate in the Google Print Ads Program. The print advertising initiative creates a new online marketing channel for the New Haven Register, which allows advertisers to purchase newspaper space and special themed section content. The New Haven Register joins more than 50 major newspapers across the U.S. that are currently participating in the Google product launch. Google’s technology is expected to help manage advertising inventory more efficiently.

Greater Cleveland.    The Company owns two Cleveland, Ohio area newspaper operations, The News–Herald (Willoughby) and The Morning Journal (Lorain). The aggregate daily circulation of the Cleveland area newspapers is approximately 73,500 and aggregate Sunday circulation of the Cleveland area newspapers is approximately 84,900. The five non-daily publications in the Greater Cleveland cluster have aggregate distribution of approximately 121,000. The Greater Cleveland Cluster benefits from a variety of synergies, including advertising cross-sell arrangements and certain news-gathering resources.

Capital-Saratoga Region of New York.    The Company owns three daily and seven non-daily publications in the Capital-Saratoga Region of New York. The Company’s publications in this cluster include The Record (Troy), The Saratogian (Saratoga Springs), The Oneida Daily Dispatch and the weekly Community News, serving Clifton Park. In 2004, the Company expanded its Capital-Saratoga cluster with the acquisition of Mohawk Valley Media, a group of three non-daily publications based in Rome, New York, with distribution of approximately 32,500. The daily newspapers have aggregate daily circulation of approximately 34,300 and aggregate Sunday circulation of approximately 30,200. The non-daily publications in this cluster have total distribution of approximately 126,000.

To further our expansion into the Spanish-language newspaper market, The Record will launch Registro New York in March 2007. This new product will serve the expanding latino market in the Capital District.

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

Mid-Hudson Region of New York.    The Company owns one daily newspaper and 19 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is the Daily Freeman in Kingston. The Company’s non-daily publications in this cluster are; the Taconic Press group, a group of 12 non-daily newspapers serving Dutchess and Westchester counties in New York, and The Putnam County Courier, serving Putnam County, New York; and Roe Jan Independent Publishing based in Hillsdale, New York, which includes two non-daily publications. The Mid-Hudson Region cluster has daily circulation of approximately 20,400, Sunday circulation of approximately 25,500 and total non-daily distribution of approximately 338,700.

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

New England.    The Company owns five daily and 24 non-daily publications in the New England area. The Company’s publications in this cluster include The Herald News (Fall River, MA), the Taunton Daily Gazette (Taunton, MA), The Call (Woonsocket, RI), The Times (Pawtucket, RI) and the Kent County Daily Times (West Warwick, RI), each of which is published daily, and two groups of weekly newspapers serving southern Rhode Island, including South County, The North Attleborough Free Press (North Attleborough, MA), and O Jornal (Fall River, MA), a Portuguese-language weekly newspaper acquired in January 2004. The five daily newspapers have aggregate daily circulation of approximately 56,800 and aggregate Sunday circulation of approximately 48,500. The non-daily publications in this cluster have total distribution of approximately 336,000. No local television stations exist in the communities served by the Company’s New England newspapers. Furthermore, the Company believes that its New England properties benefit from the fragmentation of local radio markets. The Company believes that each of its newspapers is a significant media outlet in its respective community, and is an effective vehicle for area advertisers.

The New England newspapers benefit from advertising cross-sell arrangements, as well as from significant production and editorial synergies. For example, The Times, The Call and the Kent County Daily Times are printed at the same facility, as are the Taunton Daily Gazette, The Herald News and O’ Jornal. Southern Rhode Island Newspapers are printed at the Company’s New Haven Register facility.

The newspaper operations of the New England cluster were sold in two separate transactions in February 2007 and as such, are reflected as discontinued operations. Details of the transactions are reported under the General section above and elsewhere in this document.

The following table sets forth information regarding the Company’s publications as of December 31, 2006.

Publication	Year Originated(1)	Year Acquired		Principal Location	Number of Publications	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
PHILADELPHIA CLUSTER
Delaware County Daily and Sunday Times	1876	1998		Primos, PA	1	45,976	41,346
Daily Local News	1872	1986		West Chester, PA	1	28,056	28,054
The Mercury	1930	1998		Pottstown, PA	1	23,187	25,268
The Times Herald	1799	1993		Norristown, PA	1	15,270	27,044
The Reporter	1870	2001		Lansdale, PA	1	15,314
The Phoenix	1888	1986		Phoenixville, PA	1	3,039
The Trentonian	1945	1985		Trenton, NJ	1	41,016	31,499
Montgomery Newspapers	1872	2001		Ft. Washington, PA	25			273,247
News Gleaner Publications	1882	2002		Philadelphia, PA	17			168,563
Berks-Mont Newspapers	1857	2004		Quakertown, PA	11			138,655
Lehigh Valley Group	2006	2006		Reading, PA	5			36,250
Chesapeake Publishings (PA, NJ)	1869	2001		Kennett Square, PA and Medford, NJ	15			85,015
County Press Publications	1964	1998		Ridley, PA	7			85,200
InterCounty Newspaper Group	1869	1997		Newtown, PA	19			84,776
Pottstown Newspapers	1988	1998		Pottstown, PA	11			119,200
Acme Newspapers	1930	1998		Ardmore, PA	4			62,188
Suburban Publications	1885	1986		Wayne, PA	3			29,690
Press Publications	1931	2002		Newtown Square, PA	7			64,449
Norristown Newspapers	1999	1999	(4)	Norristown, PA	2			10,200
Phoenixville Newspapers	1975	1986		Phoenixville, PA	2			35,100
West Chester Newspapers	1980	1986		West Chester, PA	5			81,750
El Latino Expreso	2004	2004	(4)	Trenton, NJ	1			14,300
Total Market Coverage (‘‘TMC’’)					7			130,997
TOTAL PHILADELPHIA					148	171,858	153,211	1,419,580
MICHIGAN CLUSTER
Oakland Press	1844	2004		Pontiac	1	67,008	76,439
Macomb Daily	1839	2004		Mt. Clemens	1	42,252	64,200
Daily Tribune	1902	2004		Royal Oak	1	10,999	13,130
The Morning Sun	1879	2004		Mt. Pleasant	1	12,733	12,442
Morning Star Group	1947	2004		Mt. Pleasant	27			408,578
Heritage Group	1869	2004		Southgate	21			338,589
Independent Newspapers	1902	2004		Mt. Clemens	16			289,743
Lapeer Group	1879	2004		Lapeer	15			181,654
Suburban Lifestyles Community Newspaper	1993	2006		Rochester Hills	8			177,444
Oakland Newspapers	1982	2004		Pontiac	2			92,900
TMC					3			432,436
TOTAL MICHIGAN					96	132,992	166,211	1,921,344
CONNECTICUT CLUSTER
New Haven Register	1755	1989		New Haven	1	86,630	91,795
The Herald	1881	1995		New Britain	1	12,550	26,299
The Bristol Press	1871	1994		Bristol	1	10,704
The Register Citizen	1889	1993		Torrington	1	8,222	8,120
The Middletown Press	1884	1995		Middletown	1	7,621
Connecticut Magazine	1938	1999		Trumbull	5			1,073,489
Shore Line Newspapers	1877	1995		Guilford	8			71,653
Imprint Newspapers	1880	1995		Bristol	14			101,747

Publication	Year Originated(1)	Year Acquired	Principal Location	Number of Publications	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
Litchfield County Times Group	1981	2001	New Milford	3			23,815
Elm City Newspapers	1931	1995	Milford	6			42,510
Housatonic Publications	1825	1998	New Milford	6			32,091
New Haven Register Publications	2004	2004	New Haven	3			104,975
New Britain Newspapers	1885	1995	East Hartford	3			74,857
Minuteman Newspapers	1993	1998	Westport	3			63,000
Gamer Publications	1981	1995	Bristol	3			49,500
Foothills Trader	1965	1995	Torrington	3			52,223
Connecticut County Kids	1989	1996	Westport	2			30,000
Main Street News	1989	2002	Essex	2			11,611
Bristol–Thomaston Express	1874	1994	Thomaston	1			1,569
TMC				18			401,230
TOTAL CONNECTICUT				85	125,727	126,214	2,134,270
GREATER CLEVELAND CLUSTER
The News-Herald	1878	1987	Willoughby	1	45,050	54,388
The Morning Journal	1921	1987	Lorain	1	28,453	30,478
County Kids	1997	1997(4)	Willoughby & Lorain	2			31,950
El Latino Expreso	2004	2004(4)	Lorain	1			8,366
TMC				2			80,707
TOTAL CLEVELAND				7	73,503	84,866	121,023
CAPITAL-SARATOGA CLUSTER
The Record	1896	1987	Troy	1	16,872	18,566
The Saratogian	1855	1998	Saratoga Springs	1	10,629	11,588
The Oneida Daily Dispatch	1850	1998	Oneida	1	6,818
Mohawk Valley Media	1993	2004	Rome	3			32,511
Community News	1969	1998	Clifton Park	1			27,722
Oneida-Chittenango Pennysaver	1957	1998	Oneida	1			23,085
TMC				2			42,654
TOTAL CAPITAL-SARATOGA				10	34,319	30,154	125,972
MID-HUDSON CLUSTER
Daily Freeman	1871	1998	Kingston	1	20,391	25,479
Taconic Press	1846	1998	Millbrook	12			230,917
Roe Jan Independent Publishing	1973	2001	Hillsdale	2			17,030
Kingston Newspapers	1983	1998	Kingston	4			71,971
TMC				1			18,759
TOTAL MID-HUDSON				20	20,391	25,479	338,677
TOTAL CONTINUING OPERATIONS				366	558,790	586,135	6,060,866
NEW ENGLAND CLUSTER
The Herald News	1872	1985	Fall River, MA	1	21,127	21,168
Taunton Daily Gazette	1848	1996	Taunton, MA	1	9,872	9,224
The Call	1892	1984	Woonsocket, RI	1	12,678	18,131
The Times	1885	1984	Pawtucket, RI	1	9,736
Kent County Daily Times & Warwick Daily Times	1892	1999	West Warwick, RI	1	3,366
Southern Rhode Island Newspapers	1854	1995	Wakefield, RI	7			33,690
Hometown Newspapers	1969	1999	West Warwick, RI	3			21,000
County Kids	1997	1997(4)	Fall River, MA and Taunton, MA	2			31,200

Publication	Year Originated(1)	Year Acquired	Principal Location	Number of Publications	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
Neighbors	1999	1999(4)	Pawtucket and Woonsocket, RI	1			17,977
Northwest Neighbors	2002	2002	Woonsocket, RI	1			9,174
The North Attleborough Free Press	1987	2003	N. Attleborough, MA	1			19,720
O Jornal	1975	2004	Fall River, MA	1			13,210
El Latino Expreso	2004	2004(4)	Fall River, MA	1			14,521
Healthbeat	2004	2004(4)	Fall River, MA	1			21,127
The Point	2006	2006(4)	Fall River, MA	1			10,100
Blackstone Valley Family	2006	2006(4)	Pawtucket, RI and Woonsocket, RI	1			25,000
TMC				4			119,316
TOTAL NEW ENGLAND				29	56,779	48,523	336,035
Total Journal Register Company				395	615,569	634,658	6,396,901

*	Registro combined with El Latino in January 2006 , New Britain and Launch Waterbury, CT in August 2006.

(1)	For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.

(2)	Circulation averages are according to the most recently released Audit Bureau of Circulation (‘‘ABC’’) Audit Reports.

(3)	Non-daily distribution includes both paid and free distribution.

(4)	Represents the year the Company started the publication.

Online Operations

The primary source of online revenue is classified advertising. For the year ended December 31, 2006, the Company’s Web sites generated approximately $15.3 million of revenue as compared to approximately $9.3 million for the fiscal year ended December 25, 2005, an increase of 64.5 percent. In addition, for the fiscal year 2006, the Company’s Web sites generated approximately 371 million page views, which reflects a 71 percent increase as compared to 2005 and a compound annual growth rate of 41 percent since 2000.

On November 20, 2006, Yahoo! Inc. announced a strategic partnership with more than 150 daily U.S. newspapers, including 22 daily newspapers owned by the Company, to deliver search, graphical and classified advertising to consumers in the communities where they live and work. Beginning with recruitment advertising, the newspapers and Yahoo! HotJobs are bringing one of the largest online audiences, targeting capabilities, local expertise and advertising power to recruiters. In addition, the consortium plans to work together to provide search, content, and local applications across the newspapers’ Web sites. The Company launched this program in its Michigan cluster in January 2007 and is operational at all 22 daily newspapers as of March 1, 2007.

In another initiative started in 2006, the Company began the development of a new Web site platform that is expected to be used by all the newspapers in the Company replacing the current Web sites. This new Web site design will enhance the users experience through video streaming and pod casting and will attract advertisers to use the Web sites for their local advertising needs. It is expected that this web platform will be expanded to all of the Company’s clusters in 2007.

A number of the Web sites can be accessed individually, through the Company’s ‘‘cluster’’ portal sites, which combine publications within a specific geographic area, or through the Company’s Corporate Web site (www.journalregister.com). The remaining Company newspapers, along with Connecticut Magazine, have individual Web sites.

The following is a list of the Company’s cluster/portal Web sites:

Geographic cluster	Cluster/Portal site	Number of individual Web sites
Greater Philadelphia	www.allaroundphilly.com	88
Michigan	www.micentral.com	34
Connecticut	www.ctcentral.com	51
Greater Cleveland	www.allaroundcleveland.com	7
New England	www.ricentral.com	18
Capital-Saratoga Region of New York	www.capitalcentral.com	8
Mid-Hudson Region of New York	www.midhudsoncentral.com	13
JobsInTheUS	www.jobsintheus.com	19
Corporate	www.journalregister.com	1
TOTAL		239

Advertising

Substantially all of the Company’s advertising revenues are derived from a diverse group of local retailers and classified advertisers. The Company’s management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and classified advertising, rather than the generally more volatile national and major account advertising. Local advertising is typically more stable than national advertising because a community’s need for local services provides a stable base of local businesses and because local advertisers generally have fewer effective advertising vehicles from which to choose.

Advertising revenues accounted for approximately 77.7 percent of the Company’s total revenues from continuing operations for fiscal year 2006. The Company’s advertising rate structures vary among its publications and are a function of various factors, including advertising effectiveness, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether display, classified or national). In fiscal year 2006, local and regional display advertising accounted for the largest share of the Company’s advertising revenues (approximately 54.4 percent), followed by classified advertising (approximately 41.0 percent) and national advertising (approximately 4.6 percent). The Company’s advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including financial institutions, realtors, car dealerships, grocery stores, universities, hospitals and many other local businesses. No single advertiser accounted for more than one percent of the Company’s total fiscal year 2006 advertising revenues.

The Company’s corporate management works with its local newspaper management during a detailed annual budget process to approve advertising rates and to establish goals for each year. As a result, local management is given little latitude for discounting from the approved rates. Corporate management also works with local advertising staffs to develop marketing kits and presentations utilizing the results of third-party research studies and internal marketing resources. A portion of the compensation for the Company’s publishers is based upon increasing advertising revenues. The Company stresses the timely collection of receivables, and accordingly, compensation of the Company’s sales personnel depends in part upon performance relative to goals and timely collection of advertising receivables. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company’s publications, and the Company’s publishers aggressively pursue cross-selling of advertising within their respective geographic areas. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors That May Affect the Company’s Future Performance — Dependence on Local Economies.’’

Circulation

The Company’s circulation revenues are derived from home delivery sales of publications to subscribers and single-copy sales made through retailers and vending racks. Circulation from continuing operations accounted for approximately 18.5 percent of the Company’s total revenues in fiscal year 2006.

Approximately 65 percent of fiscal year 2006 circulation revenues were derived from subscription sales and approximately 35 percent from single-copy sales. Single-copy rates range from $0.50 per daily copy and $1.00 to $1.75 per Sunday copy. The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services. Single copy sales also tend to generate a higher profit margin than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. As of December 31, 2006, the Company had total daily paid circulation of approximately 616,000, paid Sunday circulation of approximately 635,000 and non-daily distribution of approximately 6.4 million, most of which is distributed free of charge. On a continuing operations basis, the Company has daily paid circulation of approximately 559,000, Sunday circulation 586,000 and non-daily distribution of approximately 6.1 million.

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

In recent years, circulation has generally declined throughout the newspaper industry, and the Company’s newspapers have generally experienced this trend. The Company believes that recent changes in telemarketing rules and regulations, as well as the cost of new subscriber solicitation have negatively impacted the ability of the Company to solicit new subscribers. Other methods to attract and retain subscribers and readers including the Company’s on-line strategy, have been, and remain, in use by the Company. The Company seeks to maximize its overall operating performance rather than maximizing circulation of its individual newspapers. Although paid circulation has declined, readership numbers are higher and the Company’s newspapers are reaching a broader audience.

Other Operations

As of December 31, 2006, the Company owned and operated four commercial printing facilities: Imprint Print in North Haven, Connecticut; Nittany Valley Offset in State College, Pennsylvania; InterPrint in Bristol, Pennsylvania and Morning Star Publishing in Mt. Pleasant, MI. Certain of the Company’s publications are printed at these facilities, in addition to the products printed for non-affiliated entities. Commercial printing operations and other revenues accounted for approximately 3.8 percent of the Company’s total revenues from continuing operations in fiscal year 2006.

Employees

As of December 31, 2006, the Company employed approximately 5,600 full-time and part-time employees, or 4,900 full-time equivalents of which approximately 5,000 total employees and 4,500 full-time equivalents were attributed to continuing operations. Approximately 17 percent of the Company’s employees are employed under collective bargaining agreements. The Company anticipates that collective bargaining agreements at seven newspapers, representing approximately 65 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2007.

Raw Materials

The basic raw material for newspapers is newsprint. In fiscal year 2006, the Company consumed approximately 58,000 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The average price per metric ton of newsprint based on East Coast transactions prices in 2006, 2005 and 2004 was approximately $670, $610 and $550, respectively, as reported by the trade publication, Pulp and Paper Weekly. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future, the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, and are consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company’s needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change.

Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company’s average price per ton of newsprint for the full fiscal year increased approximately 10.0 percent in 2006, increased approximately 8.5 percent in 2005 and increased approximately 9.0 percent in 2004, each as compared to the preceding year and on a comparable basis. The Company switched to lightweight newsprint (27.7 pound basis weight) in early 2005 from standard newsprint (30 pound basis weight). The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology and operating improvements, inventory management and advertising and circulation price increases. In fiscal year 2006, the Company’s newsprint cost (excluding paper consumed in the Company’s commercial printing operations) was approximately 7.2 percent of the Company’s newspaper revenues from continuing operations.

Competition

While most of the Company’s newspapers and Web sites do not have daily newspaper competitors that are published in the same city or town, in certain of the Company’s markets, there is such direct competition. Most of the Company’s newspapers compete with other newspapers published in nearby cities and towns and with free distribution and paid advertising weeklies, as well as other print and non-print media. Competition for advertising and paid circulation comes from local, regional and national newspapers, shoppers, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenue is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. The Company’s management believes that its publications generally have been able to compete effectively with other publications and other forms of media advertising. Commercial printing, a highly competitive business, is largely driven by price and quality. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Factors That May Affect the Company’s Future Performance — Industry Competition.’’

Seasonality

Historically, newspaper companies tend to follow a distinct and recurring seasonal pattern. The fourth quarter (October-December) tends to be the strongest quarter, as it includes heavy holiday season advertising.

Environmental Matters

As is the case with other newspaper and similar publishing companies, the Company is subject to a wide range of federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of waste at its facilities. To the best of the Company’s knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. Management believes that continued compliance with these laws and regulations will not have a material adverse effect on the Company’s financial condition or results of operations.

Regulation

Paid or requestor circulation newspapers with ‘‘periodical’’ mailing privileges are required to obtain a ‘‘periodical’’ permit from, and file an annual Statement of Ownership, Mailing and Circulation with, the

United States Postal Service. Recent changes in telemarketing rules and regulations, as well as the cost of new subscriber solicitation, have negatively impacted the ability of the Company to solicit new subscribers. There is no significant regulation with respect to acquisition of newspapers other than filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Corporate Governance

The Company’s Board of Directors has elected an independent lead director, who presides over executive sessions of the Board. Currently, six of the seven members of the Board of Directors, constituting all of the non-management directors, are independent under the listing standards adopted by the New York Stock Exchange, and all directors who serve on the Board’s Audit Committee, Compensation Committee and Corporate Governance Committee are independent. Pursuant to the Company’s pre-approval policy, the Audit Committee approves in advance the services to be provided by the Company’s independent auditors. The Company has filed the required certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and the Company’s Chairman, and Chief Executive Officer has certified as of June 2, 2006 to the New York Stock Exchange that he is not aware, as of the date of such certification, of any violation by the Company of the New York Stock Exchange Corporate Governance Listing Standards.

Available Information

The Company makes available a wide variety of information free of charge on its Web site at www.journalregister.com. The Company’s filings with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) are available on the Company’s Web site as soon as reasonably practicable after the reports are electronically filed with the SEC. The Company’s Web site also contains news releases, financial information, Company profiles and certain corporate governance information, including copies of the Company’s Corporate Governance Guidelines, the Company’s Code of Business Conduct and Ethics, the Company’s Code of Ethics for CEO and Senior Financial Officers, the Company’s Audit Committee Pre-Approval Policy, the charters of each of the Committees of the Board of Directors, and information regarding how interested parties may contact the Board, the lead director or the non-management directors as a group. Mailed copies of such information can be obtained free of charge by writing to the Company at Journal Register Company, Investor Relations, 790 Township Line Road, Suite 300, Yardley, PA 19067, Attention: Corporate Secretary. The contents of the Company’s Web sites are not incorporated into this filing.

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

Industry Competition

The Company’s business is concentrated in newspapers, Web sites and other print publications located primarily in small metropolitan and suburban areas in the United States. Revenues in the newspaper industry primarily consist of advertising and paid circulation. Competition for advertising and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenues is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels; while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. In recent years, the Company has faced increasing competition from online sources which have had, and may continue to have an adverse effect on the Company’s operating results. Many of the Company’s competitors are larger and have greater financial resources than does the Company.

Dependence on Local Economies

The Company’s advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions. For example, the Company’s Michigan and Ohio clusters are particularly impacted by the automotive sector.

Capitalization

As of December 31, 2006, the consolidated indebtedness of the Company was $730.2 million, which represents a leverage ratio of approximately 5.7 times the Company’s twelve months trailing cash flow, as calculated pursuant to the Company’s Credit Agreement. As of December 31, 2006, the Company had net stockholders’ equity of $199.8 million and total capitalization of $930.0 million and, accordingly, the percentage of the Company’s indebtedness to total capitalization was 78.1 percent. The Company may incur additional indebtedness to, among other things, fund operations, make capital expenditures, consummate future acquisitions, share repurchases or pay dividends. The Company’s results of operations will be impacted by fluctuations in interest rates. See ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

The Company’s management believes that cash provided by operating activities, future borrowings and its ability to issue securities will be sufficient to fund its operations, to meet requirements under its Term Loan and the Revolving Credit Facility, and pursue its acquisition strategies. However, a decline in cash provided by operating activities, which could result from factors beyond the Company’s control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition could impair the Company’s ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which may restrict, among other things, the Company’s ability to declare dividends, repurchase Company stock, incur indebtedness, create liens, sell assets, consummate mergers, and make capital expenditures, investments and acquisitions.

Digital Media Initiatives

The Company is seeking to grow its online revenues through a number of digital media initiatives. As part of its growth strategy, the Company is expanding resources on developing online products and services internally as well as making acquisitions of, and partnering with online businesses. There can be no assurances that the Company’s digital media initiatives will be successful or result in significant online revenue growth.

Acquisition Strategy

The Company has grown in part through, and anticipates that it will continue to grow in part through, acquisitions of daily and non-daily newspapers, similar publications and other strategic acquisitions. On March 29, 2006, the Company acquired Suburban Lifestyles Community Newspaper Group, on December 6, 2005, the Company acquired JobsInTheUS, a group of online recruiting Web sites and on August 12, 2004, the Company completed its largest acquisition to date, the acquisition of 21st Century. Acquisitions, including those identified above, may expose the Company to risks, including, without limitation, diversion of management’s attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company’s earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than does the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, executing acquisitions successfully, achieving anticipated synergies, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, cash flows from operations, borrowings and sales of non-strategic properties. The Company anticipates that it will finance future acquisitions through these same resources. However, the Company may elect to issue equity securities to finance any acquisition, which would result in dilution to existing shareholders. The Credit Agreement limits acquisitions to certain permitted investments and newspapers in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Credit Agreement may limit the Company’s ability to make acquisitions.

Price and Availability of Newsprint

The basic raw material for newspapers is newsprint. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply and has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint purchased from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are generally available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company’s needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including Web-width reductions, inventory management, and advertising and circulation price increases. In fiscal year 2006, the Company’s newsprint cost (excluding paper consumed in the Company’s commercial printing operations) was approximately 7.2 percent of the Company’s newspaper revenues.

Strikes and Other Union Activity

Certain of the Company’s employees at some of its newspapers are subject to collective bargaining agreements. If the Company is unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements, or significant labor disputes could adversely affect our business.

Environmental Matters

The Company’s operations are subject to federal, state and local environmental laws and regulations pertaining to air and water quality, storage tanks and the management and disposal of waste at its facilities. To the best of the Company’s knowledge, its operations are in material compliance with applicable environmental laws and regulations as currently interpreted. The Company cannot predict with any certainty whether future events, such as changes in existing laws and regulations or the discovery of conditions not currently known to the Company, may give rise to additional costs that could be material. Furthermore, actions by federal, state and local governments concerning environmental matters could result in laws or regulations that could have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Tax Regulations

The Company is subject to changes in federal, state, and local taxes. Actions by federal, state and local governments concerning tax matters could result in laws or regulations that could have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Item 1B.    Unresolved Staff Comments.

None

Item 2.	Properties.

As of December 31, 2006, the Company operated approximately 200 facilities in the course of producing and publishing its daily and non-daily publications. Approximately 150 of these facilities are leased for terms ranging from month-to-month to 12 years. These leased facilities range in size from approximately 180 to approximately 60,000 square feet. The facilities identified below are utilized for office space, production and warehouse facilities. The location and approximate size of the principal physical properties used by the Company at December 31, 2006, as well as the expiration date of the leases relating to such properties that the Company leases, are set forth below:

Location	Owned Square Feet		Leased Square Feet		Lease Expiration Date
Ardmore, PA	25,250
Bristol, CT	40,000
Bristol, PA	70,000	(1)
Clinton Twp., MI	33,550	(1)
Exton, PA	86,395	(1)
Fall River, MA	53,371	(1)
Fort Washington, PA	23,490		7,500		9/30/07
Kingston, NY	25,800	(1)
Lansdale, PA	22,400
Lapeer, MI	10,000	(1)
Lorain, OH	68,770	(1)
Madison Heights, MI			41,247	(2)	2/28/07
Medford, NJ			4,259		12/31/09
Media, PA			4,500		10/31/07
Middletown, CT	30,000
Mt. Clemens, MI			30,125		8/16/14
Mt. Pleasant, MI			60,000	(1)	7/31/15
New Britain, CT	33,977	(1)
New Haven, CT	205,000	(1)
Norristown, PA	40,000
New Milford, CT			6,840		8/14/08
Oneida, NY	24,000	(1)
Pawtucket, RI	41,096
Pontiac, MI	79,762	(1)
Pottstown, PA	48,000
Primos, PA	85,000	(1)
Quarryville, PA			4,755		3/31/11
Southgate, MI			19,735		10/31/09
Taunton, MA	21,100
Torrington, CT	41,370	(1)
Trenton, NJ	51,489	(1)
Troy, NY	50,000	(1)
Trumbull, CT			5,628		7/31/10
Westbrook, ME			19,651		2/28/11
West Chester, PA	34,000
Willoughby, OH	80,400	(1)
Woonsocket, RI	50,938	(1)
Yardley, PA			36,443	(3)	7/31/18

(1)	Production facility

(2)	Warehouse

(3)	Corporate Headquarters

Management believes that all of its properties are in good condition, are generally well maintained and are adequate for their current operations. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.’’

Item 3.	Legal Proceedings.

The Company is involved in a number of litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of February 28, 2007 with respect to each person who is an executive officer of the Company:

Officer	Position
Robert M. Jelenic	Chairman, and Chief Executive Officer
Julie A. Beck	Senior Vice President and Chief Financial Officer
Thomas E. Rice	Senior Vice President, Operations
Allen J. Mailman	Senior Vice President, Technology
Edward S. Condra	Senior Vice President, Operations
William J. Higginson	Senior Vice President, Production
Edward J. Yocum, Jr.	Vice President, General Counsel and Corporate Secretary

Robert M. Jelenic, age 56, is Chairman and Chief Executive Officer of the Company. Mr. Jelenic was President and Chief Executive Officer since the inception of the Company to June 2005 and has been Chairman of the Company since 1997. Mr. Jelenic has also been a director of the Company and its predecessors for over ten years. A Chartered Accountant, Mr. Jelenic began his business career with Arthur Andersen in Toronto, Canada. Mr. Jelenic has 30 years of senior management experience in the newspaper industry, including 12 years with the Toronto Sun Publishing Corp. Mr. Jelenic graduated Honors, Bachelor of Commerce from Laurentian University, Sudbury, Ontario. Mr. Jelenic is a director of the Audit Bureau of Circulations and Lamar Advertising Company, where he also serves on its Audit Committee.

Julie A. Beck, age 45, is Senior Vice President and Chief Financial Officer of the Company. Ms. Beck was appointed to the position on January 3, 2006 after serving Norwood Promotional Products, Inc., Indianapolis, Indiana since 2003 as Senior Vice President and Chief Financial Officer. From September 1999 to September 2003 she was Vice President of Finance for the Inland Paperboard and Packaging subsidiary of Temple-Inland, Inc., also in Indianapolis. From March of 1986 to September of 1999, she was with Rockwell International Corporation in a series of positions of increasing responsibility, lastly as Director of Finance, Rockwell Automation, in Milwaukee, Wisconsin. Ms. Beck is a Certified Public Accountant, and holds a Bachelor in Business Administration degree in Accounting from the University of Wisconsin. She was a Board and Audit Committee member of Wolverine Tube, Inc. through February 2007.

Thomas E. Rice, age 62, is Senior Vice President of Operations of the Company, a position he has held since November 2000. From the inception of the Company to November 2000, Mr. Rice was located in St. Louis, Missouri, where he was President and Chief Executive Officer of Suburban Newspapers of Greater St. Louis and The Telegraph in Alton, Illinois, which the Company sold in 2000. Mr. Rice began his career with Lee Enterprises in 1963 and has held senior management positions with Tribune Company, The Times Mirror Company, MediaNews Group and the Chicago Sun Times. Mr. Rice has 42 years of experience in the newspaper industry. Mr. Rice is a member of the Newsprint Committee of the Newspaper Association of America. Mr. Rice attended the University of Nebraska and Roosevelt University in Chicago.

Allen J. Mailman, age 59, is Senior Vice President of Technology of the Company, a position he has held since February 1999. From March 1994 to February 1999, he was Vice President of Technology of the Company. From the Company’s inception in 1990 to March 1994, Mr. Mailman was Corporate Director of Information Services of the Company. Mr. Mailman has 30 years of management experience in the newspaper industry, including 14 years with Advance Publications, Inc. Mr. Mailman received a Bachelor of Arts degree in Economics and Mathematics from the University of Oklahoma.

Edward S. Condra, age 42, is Senior Vice President of Operations of the Company, a position he has held since May 2006. From May 2003 to May 2006, Mr. Condra served as the Company’s Senior Publisher Suburban Philadelphia Cluster. Mr. Condra began his newspaper career when he joined the Company in 1991 as a classified sales representative at The Trentonian in Trenton, NJ. Mr. Condra was promoted to Publisher of the Troy Record in Troy, NY in 1997 and was also responsible for the total Capital-Saratoga Cluster from 1999 through 2000. In October 2000, Mr. Condra was promoted to Publisher of the Daily Local News in West Chester, PA. Mr. Condra is a graduate of Kutztown University.

William J. Higginson, age 51, is Senior Vice President of Production of the Company, a position he has held since August of 2006. Mr. Higginson had been Vice President, Production since July 1995. He joined the corporate office in May 1994 as Production Director. Prior to that, Mr. Higginson was Production Director at the New Haven Register from 1990 to 1994 and Production Director at The Trentonian from 1989 to 1990.

Edward J. Yocum, Jr., age 41, is Vice President, General Counsel and Corporate Secretary of the Company, a position he has held since April of 2006. Mr. Yocum served as Deputy General Counsel and Assistant Secretary of GrafTech International Ltd. from June 2003 through March 2006. From January 2000 through February 2003, he was Vice President and General Counsel of Paytrust, Inc. From March 1996 through January 2000, Mr. Yocum was employed by Morgan, Lewis & Bockius LLP with a practice focused upon corporate finance and mergers and acquisitions. He began his career as an associate with Shearman & Sterling LLP from September 1990 through March 1996. Mr. Yocum received a Bachelor of Business Administration, summa cum laude, from Temple University in 1987 and a Juris Doctor, cum laude, from Villanova University in 1990.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)    Stock Price and Dividends

The Company’s common stock, par value $0.01 per share (the ‘‘Common Stock’’), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol ‘‘JRC.’’ The following table reflects the high and low sale prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange and the cash dividends per common share declared, for the periods indicated:

Year	Quarter	Low	High	Cash Dividend
2006	First	$11.67	$15.47	$0.02
	Second	$9.05	$12.29	$0.02
	Third	$5.65	$9.45	$0.02
	Fourth	$5.49	$8.60	$0.02
2005	First	$16.61	$19.67	$0.02
	Second	$15.44	$17.94	$0.02
	Third	$16.17	$19.45	—
	Fourth	$15.01	$16.88	—

(b)    Holders

On February 28, 2007, there were approximately 97 stockholders of record of the Company’s Common Stock. The Company believes that, as of that date, there are approximately 5,600 beneficial owners of its shares of Common Stock.

(c)    Dividends

On July 27, 2005, the Company initiated a cash dividend policy, as approved by its Board of Directors. Cash dividends of $0.02 per common share were declared for each of the four quarters of 2006 and for the third and fourth quarters of 2005. No dividends were paid on the Company’s Common Stock in any prior periods. The Company’s Credit Agreement (as hereinafter defined) places certain limitations on the Company’s ability to pay dividends or make any other distributions on the Common Stock. Any future payment of dividends will be subject to such prohibitions and limitations, will be at the discretion of the Company’s Board of Directors, and will depend on the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

(d)    Equity Compensation Plans

Information regarding the Company’s equity compensation plans is set forth in its definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

(e)    Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of five companies that includes: Sun-Times Media Group Inc, Lee Enterprises Inc, Media General Inc, The McClatchy Company and Journal Communications Inc. Sun-Times Media Group Inc. had a name change from Hollinger International, Inc. in 2006. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2001 and its relative performance is tracked through 12/31/2006.

	12/01	12/02	12/03	12/04	12/05	12/06
Journal Register Company	100.00	84.51	98.38	91.87	71.23	35.08
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Peer Group	100.00	105.98	133.71	142.46	113.55	90.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance

(f)    Share Repurchase Program

On February 16, 2006, the Company announced that pursuant to Board Authorization, it was continuing its share repurchase program which had been recommenced in April 2005. Repurchases of the Company’s Common Stock, in the aggregate amount of up to $25 million, may be made from time to time in open markets or private transactions as market conditions dictate, pursuant to such authorization. From February 16, 2006 through December 31, 2006, the Company repurchased 1,178,537 shares at an average price of $11.10. Under the April 2005 program, repurchases in the aggregate amount of up to $30 million had been authorized and the repurchase of 1,870,800 shares were made at an average price of $16.06.

All of the shares were repurchased pursuant to a program initially announced on January 13, 1999, whereby the Company’s Board of Directors authorized the use of up to $100 million per year for the repurchase of the Company’s Common Stock. There is no expiration date for the repurchase program. Since January 13, 1999, and as of December 31, 2006, the Company has repurchased an aggregate of 10,540,437 shares at an average price of $14.55 per share. There were no share repurchases in the fourth quarter of 2006.

Item 6.    Selected Financial Data.

The following table shows selected financial data, on a continuing operations basis, which has been derived from the audited financial statements of the Company. Certain reclassifications have been made to previously reported financial data to reflect the results of the New England cluster newspaper operations as discontinued operations. The information contained in the selected financial data is not necessarily indicative of the results of operations to be expected in the future and should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ and the Consolidated Financial Statements and notes thereto included elsewhere in this report:

(In thousands, except per share data) Fiscal year ended(1)	Dec. 31 2006	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Statement of Operations Data:
Revenues:
Advertising	$393,214	$403,566	$329,205	$268,723	$267,362
Circulation	93,581	94,405	80,507	73,055	74,468
Newspaper revenues	486,795	497,971	409,712	341,778	341,830
Commercial printing and other	19,270	18,617	17,032	16,864	19,259
Total Revenue	506,065	516,588	426,744	358,642	361,089
Costs and expenses:
Costs and expenses	397,443	390,204	314,766	258,721	254,445
Depreciation and amortization	18,091	17,778	14,818	13,331	13,034
Total Costs and Expenses	415,534	407,982	329,584	272,052	267,479
Write-down of goodwill	(33,660)	—	—	—	—
Operating income	56,871	108,606	97,160	86,590	93,610
Net interest expense and other	(44,367)	(38,994)	(19,700)	(15,367)	(22,883)
Write-down of investment	(2,412)	—	—	—	—
Write-off of debt issuance costs	(5,662)	—	(1,211)	—	—
Income from continuing operations before provision for income taxes	4,430	69,612	76,249	71,223	70,727
Provision (benefit) for income taxes	14,124	27,220	(35,172)	3,378	25,215
Income (loss) from continuing operations	$(9,694)	$42,392	$111,421	$67,845	$45,512
Income (loss) from continuing operations per common share:
Basic	$(0.25)	$1.02	$2.66	$1.64	$1.09
Diluted	$(0.25)	$1.02	$2.62	$1.62	$1.08
Dividends per common share	$0.08	$0.04	—	—	—
Balance Sheet Data:
Total current assets	$84,404	$84,827	$90,426	$52,753	$60,079
Property, plant and equipment, net	$161,874	$148,112	$149,614	$117,547	$116,121
Total assets	$1,125,276	$1,151,880	$1,148,301	$659,072	$666,571
Total current liabilities, less current
maturities of long-term debt	$70,705	$70,958	$76,552	$41,322	$47,941
Total debt, including current maturities	$730,200	$748,200	$778,300	$418,345	$483,369
Stockholders’ equity (deficit)	$199,843	$222,042	$200,320	$72,344	$(3,879)
Other Data:
EBITDA(2)	$112,700	$126,384	$111,978	$99,921	$106,644
EBITDA Margin(2)	22.3%	24.5%	26.2%	27.9%	29.5%
Capital expenditures	$30,761	$15,654	$13,553	$14,660	$10,696

(1)	The Company has a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. All presented fiscal years consist of a 52 week period except for fiscal year 2006 which is a 53 week period.

(2)	EBITDA is defined by the Company as income from continuing operations plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company’s industry to illustrate the percentage of revenue that is converted into EBITDA. These non-GAAP financial measures should not be considered as alternatives to measures of performance calculated in accordance with generally accepted accounting principles in the United States of America (‘‘GAAP’’), such as operating income or net income.

The Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company’s results from operations in a consistent manner. Accordingly, this information has been disclosed in this report to permit a comparative analysis of the Company’s operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain key measurements used by Journal Register Company’s chief operating decision makers to measure the operating results and performance of the Company and its field operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by the Company’s operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company’s Credit Agreement. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation.’’ However, not all companies calculate EBITDA (and EBITDA margin) using the same methods; therefore, the EBITDA figures set forth above may not be comparable to EBITDA reported by other companies.

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

General

The Company’s principal business is media including publishing newspapers both in print and online in the United States of America, and its publications are primarily daily and non-daily newspapers and Web sites. The Company’s revenues are derived primarily from advertising, paid circulation and commercial printing.

As of December 31, 2006, the Company owned and operated 27 daily newspapers and 368 non-daily publications strategically clustered in seven geographic areas: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; Central New England; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns JobsInTheUS, a network of 19 employment Web sites in the United States of America. The Company has total paid daily circulation of approximately 616,000, total paid Sunday circulation of approximately 635,000 and total non-daily distribution of approximately 6.4 million.

The Company’s revenues are derived from advertising, paid circulation, including single copy sales and subscription sales, and commercial printing and other activities. The Company’s advertiser base is predominantly local. The Company’s newspapers and Web sites seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and primarily proprietary local content and creative and interactive promotions. The Company also publishes numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company’s management believes that as a result of these strategies, its newspapers represent an attractive and cost-effective medium for its readers and advertisers.

The Company promotes single copy sales of its newspapers because it believes that such sales have even higher readership than subscription sales, and that single copy readers tend to be more active consumers of goods and services. Single copy sales also tend to generate higher profit margins than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. Subscription sales, which provide readers with the convenience of home delivery, are an important component of the Company’s circulation base.

The Company’s advertising revenues are derived primarily from a broad group of local advertisers. No single advertiser accounted for more than one percent of the Company’s total fiscal year 2006 revenues. The Company’s management believes that its advertising revenues tend to be relatively stable because its newspapers rely on a broad base of local retail and local classified advertising, rather than the generally more volatile national and major account advertising. However, the Company’s advertising revenues are susceptible to economic swings, particularly those that affect the local economies in the markets in which the Company operates, and can be difficult to predict.

In addition, the Company is committed to expanding its business through its Internet initiatives. Online revenues of $15.3 million are included in advertising revenues for the fiscal year ended December 31, 2006 and constituted approximately four percent of total advertising revenues during the year. The Company’s online objective is to make its Web sites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Web sites as the indispensable source of useful and reliable community news, sports, information and advertising in their markets. As of December 31, 2006, the Company operated 239 Web sites, which are affiliated with the Company’s daily newspapers and non-daily publications.

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

Goodwill and Other Intangibles Assets

Intangible assets recorded in connection with the acquisition of publications or businesses generally consist of the values assigned to subscriber lists, mastheads, non-competition covenants and the excess of cost over the fair value of identifiable net assets of the publications or businesses acquired and deferred financing costs. Intangible assets, excluding goodwill and mastheads, are being amortized using the straight-line method over a period of their useful life (generally 3 to 15 years).

Under Statement of Financial Accounting Standards No. 142 (‘‘SFAS 142’’), goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. For purposes of accounting for its indefinite lived intangibles, the Company has established reporting units at a level below the operating segment level. These reporting units consist principally of the aggregated newspaper print and online operations within six regional groups and the JobsInTheUS business. This asset impairment review assesses the fair value of assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Changes to these estimates, including the inability to attain forecasted revenue and cost expectations, could result in the recognition of a future impairment loss.

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

Self-Insurance

The Company is self-insured for a portion of its insurable risks. The Company analyzes its claims experience and other information provided by the Company’s administrators in determining an adequate liability for self-insured claims.

Litigation

The Company is involved in litigation matters that have arisen in the ordinary course of business. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Acquisitions and Dispositions

On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent and growing neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles has been integrated into our Michigan Cluster.

On December 6, 2005, the Company completed the acquisition of the assets of JobsInTheUS, based in Westbrook, Maine. This acquisition included the online recruiting Web sites of JobsInTheUS.com, JobsInME.com, JobsInNH.com, JobsInVT.com, JobsInRI.com, JobsInMA.com and other domain names. Founded in 1999, JobsInTheUS is one of the fastest-growing local job Internet sites — both in terms of unique visits to the Web sites and jobs posted. The acquired company specializes in state-specific job Internet sites where qualified candidates who want to work in a particular region find a match with local employers. JobsInTheUS is expected to continue to provide growth as part of the Company’s expanded online recruitment products.

On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a privately held operator of one of the largest newspaper clusters in the United States. Located in Michigan, 21st Century owns four daily newspapers with combined average daily net paid circulation of approximately 133,000 and combined average Sunday net paid circulation of approximately 166,200, and 84 non-daily publications with approximately 1.7 million non-daily distribution as of December 31, 2006. The 21st Century newspapers formed the Company’s Michigan cluster, which is the Company’s second largest cluster based on annualized revenues, after the Company’s Greater Philadelphia cluster. The Oakland Press and The Macomb Daily, two of the Company’s daily newspapers in its Michigan cluster, are the Company’s second and third largest newspapers, respectively, with the New Haven Register remaining the Company’s flagship and largest newspaper.

The Company completed three other acquisitions during 2004. On January 28, 2004, the Company completed the acquisition of O Jornal, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with current circulation of approximately 13,200 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities. On October 4, 2004, the Company acquired the assets of Berks-Mont Newspapers, Inc., a privately held non-daily newspaper group, based in Boyertown, Pennsylvania, that presently includes eleven non-daily publications with combined circulation of approximately 138,700.

From September 1993 through December 2006, the Company completed 31 strategic acquisitions (including those described above), acquiring 18 daily newspapers, 294 non-daily publications, four commercial printing companies and a community of online recruiting Web sites. Three of these four commercial printing facilities acquired by the Company print a number of the Company’s non-daily publications and the fourth is a premium quality sheet-fed printing company.

In keeping with management’s strategy of reevaluating resources, the Company decided in late 2006, that it would seek to sell its New England cluster newspaper operations. The Company completed the sale of these properties and consummated the transactions in the first quarter of 2007. These dispositions will eliminate 5 daily newspapers with circulation of approximately 56,800, and 24 non-daily newspapers with circulation of approximately 336,000. Management believes that this will allow the Company to focus its efforts on those operations, including growth in online initiatives, which generate a higher return on capital and produce a higher level of profitability and cash flow.

Results of Operations

During 2006, the Company classified its New England newspaper operations as discontinued operations. The discussion which follows reflects changes and measurements for continuing operations only, unless otherwise specified.

Executive Summary

For the fiscal year ended December 31, 2006, a 53 week period, (‘‘fiscal year 2006’’) the Company incurred a consolidated net loss, inclusive of discontinued operations, of $6.2 million, or $(0.16) per diluted share, as compared to net income of $46.9 million, or $1.12 per diluted share, for the fiscal year ended December 25, 2005 (‘‘fiscal year 2005’’) and $116.5 million, or $2.74 per diluted share, for the fiscal year ended December 26, 2004 (‘‘fiscal year 2004’’). Net income, year to year, was impacted by certain significant items. They are as follows:

•	The acquisitions of Suburban Lifestyles in March 2006 and JobsInTheUS in December 2005 added revenue and an aggregate operating loss to the Company’s reported results for fiscal year 2006, as compared to fiscal year 2005. The Company includes the results of acquisitions from the date purchased.

•	As a result of the Company’s annual evaluation of the carrying value of goodwill under SFAS 142, the Company wrote down the goodwill associated with its Michigan cluster in fiscal year 2006 by $33.7 million. Michigan has had a weak economy since August 2005 which has negatively impacted the revenue and cash flow of the Michigan cluster.

•	The Company wrote down its investment in PowerOne Media LLC (‘‘PowerOne’’) as a result of its decision to join a consortium of newspapers and Yahoo! HotJobs. Accordingly, the Company took a $2.4 million charge in fiscal 2006.

•	In fiscal year 2006, the Company recorded a charge of $5.7 million ($3.4 million net of taxes) for the write off of deferred financing costs associated with its debt restructuring.

•	In fiscal year 2006, the Company recorded a charge of $4.1 million, ($2.5 million, net of taxes) for costs related to a non-recurring, non-compete/separation arrangement (‘‘special charge’’) which was entered into with a former senior executive.

•	Subsequent to the end of 2006, the Company completed the sales of the New England Cluster newspapers operations for the aggregate proceeds of approximately $80 million. These operations were classified as discontinued operations in fiscal year 2006 and contributed $3.4 million, $4.5 million, and $5.1 million to the net income for fiscal years 2006, 2005 and 2004, respectively.

•	The acquisition of 21st Century Newspapers, Inc. (‘‘21st Century’’) in August 2004 added revenue and operating income to the Company’s reported results for fiscal year 2005 compared to fiscal year 2004 due to the period of ownership. Fiscal year 2005 includes twelve months of operations for 21st Century compared to approximately four months in fiscal year 2004.

•	In fiscal year 2005, interest expense increased due to the increase in weighted average debt outstanding, resulting primarily from the Company’s acquisition of 21st Century, and higher weighted average interest rates for fiscal year 2005, as compared to fiscal year 2004.

•	In fiscal year 2004, the Company recorded a charge of $1.2 million ($0.7 million net of taxes) for the write-off of debt issuance costs related to the extinguishment of the Company’s refinanced credit facility.

•	In fiscal year 2004, the Company reversed certain tax accruals which increased net income by $64.9 million for that year.

Over the past 3 years, the Company’s total debt decreased from $778.3 million at December 26, 2004 to $748.2 million at December 25, 2005 and to $730.2 million at December 31, 2006. Interest rates for the Company’s borrowings in 2006 were higher than those in fiscal year 2005. The Company’s weighted average interest rate increased to approximately 5.8 percent for fiscal year 2006 from approximately 5.0 percent in fiscal year 2005 and approximately 3.5 percent in fiscal year 2004. The increase in interest rates increased interest expense in fiscal year 2006 by approximately $6.3 million as compared to fiscal year 2005.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 25, 2005

The discussion presented below, compares a fifty-three week period with a fifty-two week period. The Company has not estimated the impact of this additional week in 2006. Additionally, the Company has not changed any amount, to approximate a fifty-two week period.

Summary

The Company reported a net loss from continuing operations for fiscal year 2006 of $(9.7) million, or $(0.25) per diluted share, as compared to net income of $42.4 million, or $1.02 per diluted share, for the fiscal year ended 2005. In fiscal year 2006, the Company recorded a write-down of assets, wrote-off deferred financing costs and recorded a charge for a non compete/separation agreement, for which there were no comparable items for fiscal year 2005. These changes aggregated $45.8 million (before tax effect) or $1.16 per diluted share. The remaining differences are explained by the changes discussed by caption in the following analysis.

The Company’s reported revenues were $506.1 million for fiscal year 2006 as compared to $516.6 million for fiscal year 2005, a decrease of 2.0 percent. Overall, advertising revenues declined $10.4, or 2.6 percent primarily as a result of a decline in revenue in the Michigan cluster. Circulation revenues declined by $0.8 million, or 0.9 percent. Online revenues for fiscal year 2006, which are included in advertising revenues, were approximately $15.3 million, an increase of approximately 64.5 percent as compared to the prior-year period. Commercial printing and other revenues for fiscal year 2006 increased $0.7 million, or 3.5 percent, to $19.3 million as compared to the prior-year period, and represented approximately 3.8 percent of the Company’s revenues for fiscal year 2006.

Advertising Revenue by Performance Category

The following table sets forth the Company’s total advertising revenues from continuing operations, by category, for fiscal years 2006 and 2005:

	Fiscal Year Ended
(In thousands)	Dec. 31, 2006	Dec. 25, 2005	Decrease
Local	$213,931	$218,369	2.0%
Classified	161,381	165,165	2.3%
National	17,902	20,032	10.6%
Total advertising revenues	$393,214	$403,566	2.6%

Local.    Local advertising revenues for fiscal year 2006 decreased 2.0 percent as compared to the same period of the prior year largely due to a decrease of 3.8 percent in local advertising revenues in our Michigan cluster. Fiscal year 2006 period benefited largely from a fifty-three week period, as compared to the fifty-two week period for fiscal year 2005.

Classified.    Classified advertising revenues decreased 2.3 percent for fiscal year 2006. as compared to fiscal year 2005. Classified real estate advertising revenues increased slightly in the 2006 period as compared to the prior year, with all of our clusters except Michigan reporting increases. Excluding our Michigan cluster, real estate advertising increased 4.3 percent. Classified employment advertising revenues were down slightly for fiscal year 2006, with a 19.4 percent decrease in our Michigan cluster. Our Michigan cluster also reported declines in classified automotive advertising revenues of 13.9 percent and, overall, our classified automotive advertising revenues were down 13.7 percent for fiscal year 2006 as compared to the same prior year period. Classified other advertising revenues increased 4.3 percent for fiscal year 2006, as compared to fiscal year 2005, with all of the Company’s clusters reporting increases.

National.    Due to the Company’s predominantly local content, it is less reliant on the generally more volatile national and major account advertisers. National advertising revenues, which represent less than five percent of the Company’s advertising revenues, were down $2.1 million or 10.6 percent for fiscal year 2006, as compared to fiscal year 2005. Improvements in our Mid-Hudson and Michigan clusters were more than offset by declines in our other clusters.

Operating Expenses

Salaries and employee benefits.    Salaries and employee benefit expenses were 40.7 percent of the Company’s total revenues for fiscal year 2006, as compared to 39.2 percent for fiscal year 2005. Salaries and employee benefits increased $3.5 million, or 1.7 percent, in fiscal year 2006 to $205.8 million. Salaries and benefits for the 2006 period include costs related to the aforementioned special charge of $3.6 million and costs associated with acquisitions of $3.4 million, Absent the special charge and the effect of companies recently acquired, same-store salaries and employee benefit costs decreased $3.5 million or 1.7 percent which was attributable to reductions in headcount, incentive compensation and medical benefit expenses.

Newsprint, ink and printing charges.    For fiscal year 2006, newsprint, ink and printing charges were 9.8 percent of the Company’s revenues, as compared to 8.9 percent for fiscal year 2005. Newsprint, ink and printing charges increased $3.2 million, or 6.9 percent, as compared to the 2005 period. Excluding the effects of acquisitions which added $0.5 million to fiscal year 2006, the increase in same-store newsprint expense is due to an increase in unit costs of approximately 10.0 percent, partially offset by a 3.4 percent decline in consumption, each on a comparable basis.

Selling, general and administrative.    Selling, general and administrative expenses were 14.4 percent and 14.6 percent of the Company’s revenues for fiscal years 2006 and 2005, respectively. As compared to the prior year period, selling, general and administrative expenses for fiscal year 2006 decreased $2.2 million, or 3.0 percent, to $73.2 million. This decrease was primarily due to a reduction of professional fees for costs associated with the successful completion of our internal control assessment and documentation for compliance with Sarbanes-Oxley 404. These decreases were partially offset by costs associated with promotional efforts related to our newly acquired internet business, JobsInTheUS, and the incurrence of certain costs related to the special charge recorded in the second quarter of 2006. Excluding costs associated with acquisitions, selling, general and administrative expenses, on a same-store basis for fiscal year 2006, decreased 3.6 million, or 4.7 percent, as a result of the decrease in costs associated with Sarbanes-Oxley 404 and the Company’s cost reduction initiatives.

Depreciation and amortization.    Depreciation and amortization expenses were 3.6 percent and 3.4 percent of the Company’s revenues for fiscal years 2006 and 2005, respectively. Depreciation and amortization expenses increased $0.3 million, or 1.8 percent, to $18.1 million for fiscal year 2006 as compared to fiscal year 2005.

Other expenses.    Other expenses, which relate largely to promotion, circulation and delivery costs were 13.6 percent and 12.8 percent of the Company’s revenues for fiscal year 2006 and fiscal year 2005, respectively. Other expenses increased $2.7 million, or 4.1 percent, to $69.1 million for fiscal year 2006 primarily due to costs associated with acquisitions. Excluding acquisitions, other expenses on a same-store basis increased $0.7 million, or 1.1 percent when comparing the 2006 period to the prior year, primarily due to higher delivery costs.

Operating income.    The Company wrote-down the goodwill associated with its Michigan cluster in fiscal year 2006 as a charge against operating income of $33.7 million. Excluding this charge, operating income decreased $18.1 million, or 16.6 percent for fiscal year 2006, as compared to $108.6 million in fiscal year 2005, primarily due to the items described above.

Net interest expense and other.    Net interest expense and other increased $5.4 million, or 13.8 percent, from $39.0 million in fiscal year 2005 to $44.4 million in fiscal year 2006. This increase was primarily the result of higher prevailing interest rates during fiscal year 2006 as compared to fiscal year 2005. The Company’s weighted average interest rate increased to approximately 5.8 percent for fiscal year 2006 from approximately 5.0 percent in fiscal year 2005.

Other income (expense).    During 2006, the Company recorded a write-down of its investment in PowerOne for $2.4 million, and wrote-off $5.7 million of deferred financing costs as a result of the Company’s restructuring of its debt. No comparable amounts existed in 2005.

Provision (benefit) for income taxes.    For fiscal year 2006, the Company’s provision for income taxes varies from the federal statutory rate of 35%, by $12.6 million primarily because the write-down of goodwill is not deductible for federal income tax purposes. For fiscal year 2005, the tax provision varied from the statutory rate by $2.6 million because of state and local income taxes.

Fiscal Year Ended December 25, 2005 Compared to Fiscal Year Ended December 26, 2004

Summary

Net income for fiscal year 2005 was $42.4 million, or $1.02 per diluted share, as compared to $111.4 million, or $2.62 per diluted share, for fiscal year 2004. Excluding the reversal of certain tax accruals in fiscal year 2004, which increased net income by $64.9 million in fiscal year 2004, as well as a charge related to the extinguishment of the Company’s refinanced credit facility of approximately $0.7 million (net of tax effect) recorded in fiscal year 2004, earnings for fiscal year 2004 were $47.2 million, or $1.11 per diluted share, as compared to $42.4 million, or $1.02 per diluted share, for fiscal year 2005, a decrease in net income of 10.2 percent. This decrease was primarily due to increased interest expense.

The Company’s reported revenues were $516.6 million for fiscal year 2005 as compared to $426.7 million for fiscal year 2004, an increase of 21.1 percent. Advertising revenues increased $74.4 million, or 22.6 percent, and circulation revenues increased $14.0 million, or 17.3 percent primarily as a result of the Company’s 21st Century acquisition in August of 2004. Online revenues for fiscal year 2005, which are included in advertising revenues, were approximately $9.3 million, an increase of approximately 50.5 percent as compared to the prior year. Commercial printing and other revenues for fiscal year 2005 increased $1.6 million, or 9.4 percent, to $18.6 million as compared to the prior year period, and represented approximately 3.6 percent of the Company’s revenues for fiscal year 2005.

Advertising Revenue by Performance Category

The following table sets forth the Company’s total advertising revenues, from continuing operations by category, for fiscal years 2005 and 2004:

	Fiscal Year Ended
(In thousands)	Dec. 25, 2005	Dec. 26, 2004	Increase
Local	$218,369	$180,050	21.3%
Classified	165,165	131,195	25.9%
National	20,032	17,960	11.5%
Total advertising revenues	$403,566	$329,205	22.6%

Local.    Local advertising revenues for fiscal year 2005 increased $38.3 million or 21.3 percent as compared to fiscal year 2004 largely due to the benefit of a full year of local advertising revenues from our Michigan acquisition in fiscal year 2005, as compare to slightly over four months of revenue in the 2004 fiscal year.

Classified.    Classified advertising revenues increased $34.0 million or 25.9 percent for fiscal year 2005 as compared to fiscal year 2004. All categories benefited from the Michigan acquisition, which added approximately $32.0 million of additional classified advertising revenue to fiscal year 2005, when compared to the prior year. Real estate advertising revenues increased 31.3 percent in fiscal year 2005 period as compared to the prior year, with all of our clusters reporting increases. Excluding our Michigan cluster, real estate advertising increased 10.1 percent. Classified employment advertising revenues increased for fiscal year 2005, benefiting from approximately $8.5 million in additional revenue from our Michigan cluster. Revenue from classified automotive advertising increased $5.7 million or 17.5 percent for fiscal year 2005 as compared to the same prior year period. Excluding the benefits from the Michigan acquisition, classified automotive revenues declined 17.4 percent due to a soft economy and increased competition for advertising dollars. Classified other advertising revenues increased $7.6 million or 25.2 percent for fiscal year 2005, as compared to fiscal year 2004, with all of the Company’s clusters reporting increases

National.    National advertising revenues, which represent approximately five percent of the Company’s advertising revenues, increased $2.1 million or 11.5 percent for fiscal year 2006, as compared to fiscal year 2005. Improvements in our Philadelphia cluster and the benefits of a full year of Michigan revenues were partially offset by declines in our other clusters.

Operating Expenses

Salaries and employee benefits.    Salaries and employee benefit expenses were 39.2 percent of the Company’s total revenues for fiscal year 2005, compared to 38.5 percent for fiscal year 2004. Salaries and employee benefits increased $37.8 million, or 23.0 percent, in fiscal year 2005 to $202.3 million, primarily as a result of the Company’s acquisitions. Same-store salaries and employee benefits decreased $0.9 million, or 0.6 percent, primarily due to a decrease in incentives partially offset by an increase in employee benefit expense.

Newsprint, ink and printing charges.    For fiscal year 2005, newsprint, ink and printing charges were 8.9 percent of the Company’s revenues, as compared to 8.5 percent for fiscal year 2004. Newsprint, ink and printing charges increased $10.0 million, or 27.4 percent, for fiscal year 2005 to $46.2 million as compared to the prior year, due principally to increased consumption related to the Company’s acquisitions and an increase in the unit cost of newsprint of approximately 8.5 percent. On a same-store basis, newsprint, ink and printing charges increased approximately $0.3 million, or 0.8 percent, primarily due to an increase in newsprint prices, partially offset by a decrease in newsprint consumption of approximately five percent.

Selling, general and administrative.    Selling, general and administrative expenses were 14.6 percent and 14.4 percent of the Company’s revenues for fiscal years 2005 and 2004, respectively. Selling, general and administrative expenses increased $13.7 million, or 22.2 percent, for fiscal year 2005 to $75.4 million as compared to the prior year, primarily due to the Company’s acquisitions. On a same-store basis, selling, general and administrative expenses for fiscal year 2005 increased $0.3 million, or 0.5 percent.

Depreciation and amortization.    Depreciation and amortization expenses increased $3.0 million, or 20.0 percent, from $14.8 million to $17.8 million for fiscal year 2005 as compared to fiscal year 2004. Depreciation and amortization expenses were 3.4 and 3.5 percent of the Company’s revenues for fiscal years 2005 and 2004 respectively. The increase was primarily due to the Company’s acquisitions.

Other expenses.    Other expenses were 12.8 percent and 12.3 percent of the Company’s revenues for fiscal years 2005 and 2004, respectively. Other expenses increased 26.6 percent to $66.3 million in fiscal year 2005 from $52.4 million in fiscal year 2004, primarily as a result of the Company’s acquisitions. On a same-store basis, other expenses decreased approximately $0.8 million, or 1.6 percent.

Operating income.    Operating income increased $11.4 million, or 11.8 percent, for fiscal year 2005 to $108.6 million as compared to $97.2 million in fiscal year 2004 primarily due to the items described above.

Net interest expense and other.    Net interest expense and other expenses increased $19.3 million, or 97.9 percent, from $19.7 million in fiscal year 2004 to $39.0 million in fiscal year 2005. This increase was primarily due to an increase in the Company’s weighted average debt outstanding and higher prevailing interest rates on the Company’s debt during fiscal year 2005 as compared to fiscal year 2004. The Company’s weighted average interest rate increased to approximately 5.0 percent for fiscal year 2005 from approximately 3.5 percent in fiscal year 2004. The increase in the weighted average debt outstanding is a result of the Company’s acquisitions including the August 2004 acquisition of 21st Century Newspapers, partially offset by a reduction in average debt outstanding funded by the Company’s free cash flow. In fiscal year 2004, the Company incurred an additional charge of $1.2 million related to the extinguishment of its refinanced credit facility.

Provision (benefit) for income taxes.    The Company’s effective tax rate was 39.1 percent for fiscal year 2005 and fiscal year 2004, excluding the reversal of certain tax accruals in 2004, which were determined to no longer be required.

Discontinued Operations

In December 2006 the Company signed a definitive agreement to sell two of its Massachusetts group community newspapers to Gatehouse Media for approximately $70 million in cash and $2 million in estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts. Additionally, the sale included five non-daily publications. The sale transaction was completed in February 2007. Also, in February 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale are The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of the sales were used to pay down debt and for general working capital purposes.

The following chart summarizes the aggregate results of the Massachusetts and Rhode Island newspaper operations for the periods presented in the accompanying financial statements:

In thousands	2006	2005	2004
Net revenue	$39,595	$40,041	$42,348
Cost and expenses	32,617	31,642	33,330
Operating income from discontinued operations	6,978	8,399	9,018
Allocated interest expense	1,172	1,003	548
Other expense	13	16	12
Income from discontinued operations before income taxes	5,793	7,380	8,458
Provision for income taxes	2,337	2,904	3,366
Income from discontinued operations	$3,456	$4,476	$5,092

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

The following table sets forth information with respect to the Company’s total cash flows from continued and discontinued operations for fiscal years 2006, 2005 and 2004:

	Fiscal Year Ended
(In thousands)	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Operating activities	$75,166	$87,800	$84,939
Investing activities	$(34,601)	$(29,273)	$(441,381)
Financing activities	$(39,045)	$(58,120)	$354,588

Cash flows from operating activities.    Net cash provided from operating activities was $75.1 million for fiscal year 2006 as compared to $87.8 million in the prior year and $84.9 million in fiscal year 2004. Current assets were $89.5 million and current liabilities were $95.4 million as of December 31, 2006.

Current liabilities include $22.5 million of current maturities on long-term debt, due to be paid quarterly throughout 2007 under the Company’s Credit Agreement. The outstanding balance on the Revolving Credit Facility under the Credit Agreement (as defined below), is classified as a long-term liability.

Cash flows from investing activities.    For fiscal year 2006, net cash used in investing activities was $34.6 million as compared to $29.3 million for fiscal year 2005 and $441.4 million for fiscal 2004. Cash used in investing activities in 2006 was for investments in property, plant and equipment and the acquisition of Suburban Lifestyles, while 2005 investing activities primarily reflected the acquisition of JobsInTheUS and investments in property, plant and equipment. Fiscal year 2004 reflects cash used to acquire the 21st Century businesses.

The Company expects to incur capital expenditures of approximately $30 million in 2007, including planned expenditures of approximately $10 million related to a press and mailroom project at The Macomb Daily. Also included are: planned expenditures on technology, Web site development, computer hardware and software; machinery; equipment; and vehicles. The Company believes its capital expenditure program is sufficient to maintain or improve its current level and quality of operations. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs.

Cash flows from financing activities.    Net cash used in financing activities was $39.0 million in fiscal year 2006 as compared to $58.1 million in fiscal year 2005 and net cash provided by financing activities of $354.5 million in fiscal year 2004. Net cash used in financing activities in both fiscal year 2006 and 2005 primarily reflects the utilization of cash flows from operations to repay debt and repurchase Company stock. Net cash provided by financing activities in fiscal year 2006 reflects the $755.5 million of proceeds from the Company’s January 25, 2006 Credit Agreement, which were used to repay amounts outstanding under the prior credit facility, and to pay associated debt financing fees. Net cash provided by financing activities in fiscal year 2004 reflects the $795.0 million of proceeds from the Company’s August 12, 2004 Credit Agreement, which were used to repay amounts outstanding under the prior credit facility, to finance the 21st Century acquisition and to pay associated debt financing fees, as well as, the utilization of cash flows from operations to repay debt and cash flows provided by stock option exercises.

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

On February 16, 2006, the Company announced that pursuant to Board Authorization, it was continuing its share repurchase program. Repurchases of the Company’s Common Stock, in the aggregate amount of up to $25 million, may be made from time to time in open markets or private transactions as market conditions dictate, pursuant to such authorization. In 2006, the Company repurchased 1,334,037 shares at a total cost of approximately $15.4 million.

Debt and interest rate derivatives.    On January 25, 2006, the Company amended and restated its existing Credit Agreement, dated August 12, 2004 (the ‘‘2004 Credit Agreement’’) by and among the Company, JPMorgan Chase Bank, and the other parties thereto, pursuant to an Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) with JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Lead Arranger and Sole Bookrunner, SunTrust Bank and Wachovia Bank, N.A. as Co-Syndication Agents, and Bank of America, N.A. and The Royal Bank of Scotland PLC as Co-Documentation Agents, and the several banks and other financial institutions which become parties thereto as lenders. On January 25, 2006, the Company borrowed $625 million in Tranche A term loans and $130.5 million in revolving credit loans under the Amended Credit Agreement. These borrowings were used to repay term loans and revolving credit loans outstanding under the 2004 Credit Agreement, to pay fees and expenses in connection with the Credit Agreement, and for general corporate purposes. The Credit Agreement eliminated Term Loan B. In connection with this refinancing, the Company wrote off approximately $5.7 million of deferred loan costs associated with the 2004 Credit Agreement.

The Credit Agreement provides for (i) a secured term-loan facility (‘‘Term Loan A’’) with a face amount of $625 million and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’) of

$375 million. The Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the ‘‘Incremental Facility’’) in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. The lenders have no obligation to make additional loans to the Company under the incremental loan facility, but may enter into these commitments in their sole discretion. To date, the Company has not drawn down on the Incremental Facility. As of December 31, 2006, the maximum availability under the Revolving Credit Facility was $254.0 million (including the effect of $8.3 million in outstanding letters of credit issued under the Credit Agreement), with approximately $74 million currently available based on the terms of the Credit Agreement.

The amounts outstanding under the Credit Agreement bear interest at either (i) 1.25 percent to 0.50 percent above LIBOR (as defined in the Credit Agreement) or (ii) the higher of (a) 0.25 percent to 0 percent above the Prime Rate (as defined in the Credit Agreement) or (b) 0.5 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads (‘‘the applicable margins’’) are dependent upon the ratio of the Company’s debt to the Company’s trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value. The borrowings outstanding at December 31, 2006 under the Credit Agreement bear interest based on either various LIBOR rates (determined daily) plus 1.25 percent or the Prime Rate plus 0.25 percent.

An annual commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.25 percent based on the quarterly calculation of a specified leverage ratio. At December 31, 2006, the Company’s commitment fee was 0.375 percent.

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

Interest Rate Collars

Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (‘‘Collars’’) that establish a base interest rate ceiling (‘‘CAP’’) and a base interest rate floor (‘‘floor’’) at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount set as forth below. As of December 31, 2006, the aggregate notional amount of outstanding Collars in effect was $225 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at December 31, 2006:

Effective Date	Cap (%)	Floor (%)	Notional Amount	Term
January 29, 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
July 24, 2006	6.0	4.75	$25 million	5 years
July 24, 2006	6.0	4.70	$25 million	5 years
August 21, 2006	6.0	4.71	$25 million	5 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

Interest Rate Swaps

Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of December31, 2006, the aggregate notional amount of outstanding swaps in effect was $300 million.

The following table summarizes the Company’s existing Swaps as of December 31, 2006:

Effective Date	Fixed Rate (%)	Notional Amount		Term
December 3, 2004	3.48	$50 million		3 years
April 1, 2005	4.06	$100 million		4.75 years
April 1, 2005	4.085	$125 million	(1)	4.75 years
July 24, 2006	5.33	$75 million		5 years

(1)	Represents the remaining average of an amortizing notional amount for which the actual notional amount at December 31, 2006 was $75 million.

Contractual Obligations and Commitments

The Credit Agreement is an amendment and restatement of the 2004 Credit Agreement and, therefore, contains substantially similar terms as the 2004 Credit Agreement except that, among other changes and in addition to the terms described above, the Tranche B Term Loans under the 2004 Credit Agreement have been eliminated and the Tranche A Term Loan commitment has been increased by $350 million and the amortization period for the Tranche A term loans has been extended. The borrowings currently outstanding under the Credit Agreement bear interest based on either various LIBOR rates (determined daily) plus 1.25 percent or the Prime Rate plus 0.25 percent.

The Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and with specified percentages of excess cash flow (as that term is defined in the Credit Agreement). In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries as specified, and the Company may prepay borrowings without premium or penalty in accordance with the provisions of the Credit Agreement. The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets to secure the borrowings.

Pursuant to the terms of the Credit Agreement, the Company will be required to maintain specified financial ratios, and will also be subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers and dispositions of assets), to make dividends and distributions on the Company’s capital stock, and to undertake certain capital expenditures. The Company will also be required, among other things, to maintain Swap agreements.

As of December 31, 2006, the Company had outstanding indebtedness under the Credit Agreement as discussed above, which is, due and payable in installments through 2012, of $730.2 million, of which $112.7 million was outstanding under the Revolving Credit Facility and $617.5 million was outstanding under the Term Loan. As of December 31, 2006, $22.5 million of this debt is due to be paid in the next fiscal year.

The initial availability of $375 million of the Revolving Credit Facility under The Amended Credit Agreement is available until August 12, 2012. The Company will be required to pay down the principal amount of the Term Loan in quarterly installments which started on December 29, 2006 and ends with a payment of $340 million on August 12, 2012. The first four quarterly installments will be $7.5 million per quarter, the next four will be $10 million per quarter, the next four will be $12.5 million per quarter, and the remaining eleven quarterly installments will be $15 million per quarter. Interest and commitment fees will be payable quarterly or at the end of selected interest periods.

The aggregate maturities payable under the refinanced Term Loan A for the following fiscal years are as follows (in thousands):

2007	$22,500
2008	40,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000

On February 27, 2007, the Company prepaid the next four quarterly installments of Term Loan A amounting to $32.5 million. The Company made this optional prepayment under the terms of the Credit Agreement, from the proceeds of the sales of its New England properties.

The following table summarizes the Company’s significant contractual obligations at December 31, 2006. Information regarding recurring purchases of materials for use in the Company’s daily operations is not included, as these amounts are generally consistent from year to year and are not long-term in nature (typically less than three months). See ‘‘Liquidity and Capital Resources — Debt and Interest Rate Derivatives’’ for a discussion of the Company’s interest rate protection agreements.

	Payments due by period
(In thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations:
Long-term debt	$730,200	$22,500	$90,000	$120,000	$497,700
Operating lease obligations	22,016	4,514	6,727	3,681	7,094
Capital lease obligations (including
interest at 4.3% to 17.3%)	5,950	806	1,584	1,500	2,060
Purchase obligations	11,666	11,666	—	—	—
Total	$769,832	$39,486	$98,311	$125,181	$506,854

Off-Balance Sheet Arrangements.    At December 31, 2006, except as set forth below, the Company maintained no off-balance sheet financing arrangements.

	Payments due by period
(In thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Other Commercial Commitments:
Standby letters of credit(1)	$8,300	$8,300	$—	$—	$—

(1)	Amounts represent the aggregate contingent liability under standby letters of credit required as security in connection with the Company’s insurance program.

Inflation

The Company’s results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (‘‘SFAS 158’’). SFAS 158 amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS

132 Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending December 31, 2006.

The effect of adopting the recognition and disclosure provisions of SFAS 158 is shown in the following table:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Current liabilities	—	$419	$419
Non-current liability for post-retirement benefits	$12,793	$(774)	$12,019
Deferred taxes	$10,026	$(147)	$9,879
Accumulated other comprehensive income (loss)	$(24,136)	$355	$(23,781)
Total stockholders’ equity	$199,635	$208	$199,843

Additionally, SFAS 158 changes the measurement date to be the end of the Company’s fiscal year. The effective date for this part of the statement is for fiscal years ending after December 15, 2008. The Company has decided to adopt this part of the standard in the first quarter of 2007. Accordingly, the Company expects to recognize a pre-tax reduction to Retained Earnings of approximately $0.5 million and a pre-tax gain to its Accumulated Other Comprehensive Income (‘‘OCI’’) of approximately $7.0 million, by changing its measurement date to December 31, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (‘‘FIN 48’’), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years, beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 which is expected to be recorded as a cumulative effect adjustment and offsetting charge to retained earnings for any increased reserves for uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (‘‘SFAS 157’’), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

Certain Factors That May Affect the Company’s Future Performance

Industry Competition

The Company’s business is concentrated in newspapers, Web sites and other publications located primarily in small metropolitan and suburban areas in the United States. Revenues in the newspaper industry primarily consist of advertising and paid circulation. Competition for advertising and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenues is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Many of the Company’s competitors are larger and have greater financial resources than does the Company.

Dependence on Local Economies

The Company’s advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions. For example, the Company’s Michigan and Ohio clusters are particularly impacted by the automotive sector.

Capitalization

As of December 31, 2006, the consolidated indebtedness of the Company was $730.2 million, which represents a leverage ratio of approximately 5.7 times the Company’s twelve months trailing cash flow, as calculated pursuant to the Credit Agreement. As of December 31, 2006, the Company had a net stockholders’ equity of $199.8 million and total capitalization of $930.0 million and, thus, the percentage of the Company’s indebtedness to total capitalization was 78.1 percent. The Company may incur additional indebtedness to, among other things, fund operations, capital expenditures, future acquisitions, share repurchases or dividends. The Company’s results of operations will be impacted by fluctuations in interest rates. See ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

The Company’s management believes that cash provided by operating activities, future borrowings and its ability to issue securities will be sufficient to fund its operations and to meet payment requirements under its Term Loan and the Revolving Credit Facility and pursue acquisition strategies. However, a decline in cash provided by operating activities, which could result from factors beyond the Company’s control, such as unfavorable economic conditions, an overall decline in advertising revenues or increased competition could impair the Company’s ability to service its debt. The Credit Agreement requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which may restrict, among other things, the Company’s ability to declare dividends, repurchase Company stock, incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

Digital Media Initiatives

The Company is seeking to grow its online revenues through a number of digital media initiatives. As part of its growth strategy, the Company is expanding resources on developing online products and services internally as well as making acquisitions of, and partnering with online businesses. There can be no assurances that the Company’s digital media initiatives will be successful or result in significant online revenue growth.

Acquisition Strategy

The Company has grown in part through, and anticipates that it will continue to grow in part through, acquisitions of daily and non-daily newspapers, similar publications, Web sites and other strategic acquisitions. On March 29, 2006, the Company acquired Suburban Lifestyles Community Newspaper Group which has been integrated into the Michigan cluster. On December 6, 2005, the Company acquired JobsInTheUS, a group of online recruiting Web sites and on August 12, 2004, the Company completed its largest acquisition to date, the acquisition of 21st Century. Acquisitions, including those mentioned above, may expose the Company to risks, including, without limitation, diversion of management’s attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company’s earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than does the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, executing acquisitions successfully, achieving anticipated synergies, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, borrowings and sales of non-strategic properties. The Company anticipates that it will finance future acquisitions through these same resources. However, the Company may elect to issue equity securities to finance any acquisition, which would result in dilution to existing shareholders. The Credit Agreement limits acquisitions to certain permitted investments in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Credit Agreement, may limit the Company’s ability to make acquisitions.

Price and Availability of Newsprint

The basic raw material for newspapers is newsprint. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint purchased from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are generally available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company’s needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company’s average price per ton of newsprint for the full fiscal year increased approximately 10.0 percent in 2006, increased approximately 8.5 percent in 2005, and increased approximately 9.0 percent in 2004, each as compared to the preceding year and on a comparable basis. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including Web-width reductions; inventory management and advertising and circulation price increases. In fiscal year 2006, the Company’s newsprint cost (excluding paper consumed in the Company’s commercial printing operations) was approximately 7.2 percent of the Company’s newspaper revenues.

Strikes and Other Union Activity

Certain of the Company’s employees at some of its newspapers are subject to collective bargaining agreements. If the Company is unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements, or significant labor disputes could adversely affect our business.

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

Tax Regulations

The Company is subject to changes in federal, state, and local taxes. Actions by federal, state and local governments concerning tax matters could result in laws or regulations that could have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Reconciliation of Certain Non-GAAP Financial Measures

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

All EBITDA figures in this report are non-GAAP financial measures. The Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company’s industry to illustrate the percentage of revenue that is converted into EBITDA.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, the Company’s calculations of these measures may not be consistent with the calculations of these measures by other companies.

The table below provides reconciliations of the differences between net (loss) income and EBITDA from continuing operations for fiscal years 2002 through 2006.

(In thousands)	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Reconciliation of Net (loss) Income to EBITDA
Net (loss) Income	$(9,694)	$42,392	$111,421	$67,845	$45,512
Add-back:
Write-down of investment	2,412	—	—	—	—
Provision (benefit) for income taxes	14,124	27,220	(35,172)	3,378	25,215
Write-off of prior debt issuance costs	5,662	—	1,211	—	—
Net interest expense and other	44,367	38,994	19,700	15,367	22,883
Operating Income	56,871	108,606	97,160	86,590	93,610
Depreciation and amortization	18,091	17,778	14,818	13,331	13,034
Write-down of Goodwill	33,660	—	—	—	—
Special charge (1)	4,078	—	—	—	—
EBITDA	$112,700	$126,384	$111,978	$99,921	$106,644
EBITDA Margin	22.3%	24.5%	26.2%	27.9%	29.5%

(1)	Special charge reflects costs related to a non-recurring non-compete/separation arrangement which was entered into with a former executive.

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

As of December 31, 2006, the Company had Collars in place with respect to an aggregate notional amount of $225 million of the Company’s outstanding indebtedness and Swaps with respect to an aggregate notional amount of $300 million of the Company’s outstanding indebtedness. In addition, the Company had contracts for Collars and Swaps that have effective dates occurring in the future with respect to additional notional amounts. There was no initial cost associated with the Company’s existing Collar or Swap arrangements. Assuming a 10 percent increase or reduction in interest rates for the year ended December 31, 2006, the effect on the Company’s pre-tax earnings would have been approximately $3.9 million. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Derivative Activity.’’

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS:

All other schedules are omitted because they are not applicable or the requested information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Journal Register Company

We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 31, 2006 and December 25, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Journal Register Company at December 31, 2006 and December 25, 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)) and Financial Accounting Standards Board Statement No. 123(R), Share Based Payments in 2006.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Journal Register Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/S/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Journal Register Company

We have audited management’s assessment, included in the accompanying ‘‘Management’s Report on Internal Control Over Financial Reporting’’ that Journal Register Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Journal Register Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that Journal Register Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Journal Register Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended of Journal Register Company and our report dated March 16, 2007 expressed an unqualified opinion thereon.

/S/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Journal Register Company

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Journal Register Company for the year ended December 26, 2004. Our audit also included the financial statement schedule for the year ended December 26, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Journal Register Company’s operations and its cash flows for the year ended December 26, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
March 25, 2005, except for Note 10 – Dispositions,
        For which the date is March 15, 2007

JOURNAL REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS

In thousands
Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005
Assets
Current assets:
Cash and cash equivalents	$3,930	$2,410
Accounts receivable, less allowance for doubtful accounts of $6,374 and $7,406, respectively	54,914	56,569
Inventories	8,663	8,463
Deferred income taxes	9,441	10,234
Other current assets	7,456	7,151
Current assets of discontinued operations	5,058	5,485
Total current assets	89,462	90,312
Property, plant and equipment:
Land	13,647	13,890
Buildings and improvements	99,876	92,896
Machinery and equipment	181,131	172,099
Construction in progress	14,386	6,681
Total	309,040	285,566
Less accumulated depreciation	(147,166)	(137,454)
Net property, plant and equipment	161,874	148,112
Intangible and other assets:
Goodwill	726,897	757,780
Other intangible assets, net of accumulated amortization of $11,921 and $11,467, respectively	144,850	150,623
Fair market value of hedges	5,974	7,189
Other assets	1,277	3,349
Non-current assets of discontinued operations	30,448	30,524
Total assets	$1,160,782	$1,187,889
Liabilities and Stockholders’ Equity
Current liabilities:
Dividends payable	$813	$809
Current maturities of long-term debt	22,500	7,500
Accounts payable	19,028	19,188
Accrued interest	6,409	6,603
Deferred subscription revenues	13,482	13,757
Accrued salaries and vacation	10,409	10,704
Accrued and other current liabilities	20,564	19,897
Current liabilities of discontinued operations	2,157	2,067
Total current liabilities	95,362	80,525
Long-term debt, less current maturities	707,700	740,700
Capital lease obligations, net of current maturities	3,465	3,628
Deferred income taxes	115,207	99,619
Accrued retiree benefits and other liabilities	11,980	14,865
Income taxes payable	17,776	17,608
Non-current liabilities of discontinued operations	9,449	8,902
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding at December 31, 2006 and December 25, 2005
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued at December 31, 2006 and December 25, 2005	484	484
Additional paid–in capital	362,236	361,494
Accumulated deficit	(15,104)	(5,680)
	347,616	356,298
Less treasury stock of 9,315,545 shares and 8,052,056 shares, at December 31, 2006 and December 25, 2005, respectively, at cost	(137,366)	(121,953)
Accumulated other comprehensive loss, net of tax	(10,407)	(12,230)
Unearned compensation	—	(73)
Stockholders’ equity	199,843	222,042
Total liabilities and stockholders’ equity	$1,160,782	$1,187,889

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Revenues:
Advertising	$393,214	$403,566	$329,205
Circulation	93,581	94,405	80,507
Newspaper revenues	486,795	497,971	409,712
Commercial printing and other	19,270	18,617	17,032
Total revenues	506,065	516,588	426,744
Costs and expenses:
Salaries and employee benefits	205,778	202,256	164,426
Newsprint, ink and printing charges	49,423	46,221	36,280
Selling, general and administrative	73,165	75,396	61,675
Depreciation and amortization	18,091	17,778	14,818
Other	69,077	66,331	52,385
Total costs and expenses	415,534	407,982	329,584
Write-down of goodwill	(33,660)	—	—
Operating income	56,871	108,606	97,160
Other income (expense):
Net interest expense and other	(44,367)	(38,994)	(19,700)
Write-down of investment	(2,412)	—	—
Write-off of debt issuance costs	(5,662)	—	(1,211)
Income from continuing operations before income taxes	4,430	69,612	76,249
Provision (benefit) for income taxes	14,124	27,220	(35,172)
(Loss) income from continuing operations	(9,694)	42,392	111,421
Income from discontinued operations of New England cluster, less income taxes of $2,337, $2,904 and $3,366, respectively	3,456	4,476	5,092
Net (loss) income	$(6,238)	$46,868	$116,513
(Loss) income from continuing operations per common share
Basic	$(0.25)	$1.02	$2.66
Diluted	$(0.25)	$1.01	$2.62
Income from discontinued operations per common share:
Basic	$0.09	$0.11	$0.12
Diluted	$0.09	$0.11	$0.12
Net (loss) income per common share:
Basic	$(0.16)	$1.13	$2.78
Diluted	$(0.16)	$1.12	$2.74

Dividends per common share:	$0.08	$0.04	$—
Weighted-average shares outstanding:
Basic	39,479	41,429	41,907
Diluted	39,479	41,747	42,474

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

In thousands	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Unearned Compensation	Total Stockholders’ Equity
Balance as of December 28, 2003	$484	$359,359	$(167,426)	$(100,817)	$(19,256)	$—	$72,344
Net income			116,513				116,513
Minimum pension liability adjustment, net of tax expense of $1,665					2,402		2,402
Mark to market adjustment of fully effective hedges, net of tax expense of $997					1,441		1,441
Mark to market adjustment of investments classified as held-for-sale, net of tax expense of $12					18		18
Total comprehensive income							120,374
Unearned compensation		1,111				(514)	597
Exercise of stock options for common stock		84		6,106			6,190
Tax benefit from stock option exercises		815					815
Balance as of December 26, 2004	$484	$361,369	$(50,913)	$(94,711)	$(15,395)	$(514)	$200,320
Net income			46,868				46,868
Minimum pension liability adjustment, net of tax benefit of $748					(1,090)		(1,090)
Mark to market adjustment of fully effective hedges, net of tax expense of $2,960					4,273		4,273
Mark to market adjustment of investments classified as held-for-sale, net of tax benefit of $12					(18)		(18)
Total comprehensive income							50,033
Dividends declared			(1,635)				(1,635)
Purchase of 1,715,300 shares of treasury stock				(27,690)			(27,690)
Unearned compensation		76		21		441	538
Exercise of stock options for common stock		49		427			476
Balance as of December 25, 2005	$484	$361,494	$(5,680)	$(121,953)	$(12,230)	$(73)	$222,042
Net loss			(6,238)				(6,238)
Minimum pension liability adjustment, net of tax expense of $1,533					2,575		2,575
Mark to market adjustment of fully effective hedges, net of tax expense of $460					(755)		(755)
Mark to market adjustment of investments classified as held-for-sale, net of tax expense of $2					3		3
Total comprehensive (loss)							(4,415)
Dividends declared			(3,186)				(3,186)
Purchase of 1,334,037 shares of treasury stock				(15,433)			(15,433)
Issuance of common stock and restricted stock units		815		20			835
Unearned compensation		(73)				73	—
Balance as of December 31, 2006	$484	$362,236	$(15,104)	$(137,366)	$(10,407)	$—	$199,843

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Cash flows from operating activities:
Net (loss) income	$(6,238)	$46,868	$116,513
Less: Income from discontinued operations, net of income taxes	3,456	4,476	5,092
Loss (income) from continuing operations	(9,694)	42,392	111,421
Adjustments to reconcile net income to net cash provided by operating activities:
Write-down of assets	36,072	—	—
Provision for losses on accounts receivable	2,763	4,434	4,373
Depreciation and amortization expense	18,091	17,779	14,819
Non-cash interest expense	994	1,438	898
Write-off of debt issuance costs	5,662	—	1,211
Loss (gain) on sales of assets	237	(60)	(1)
Accrued retiree benefits and other non-current liabilities	948	(162)	(253)
Provision for deferred income taxes	13,307	19,659	15,809
Other adjustments	1,808	—	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,108)	(1,713)	(7,452)
Increase (decrease) in income taxes payable	168	44	(69,051)
Increase (decrease) in other assets and liabilities, net	(1,714)	(2,609)	5,536
Net cash provided by operating activities of continuing operations	67,534	81,202	77,310
Net cash provided by operating activities of discontinued operations	7,632	6,598	7,629
Net cash provided by operating activities	75,166	87,800	84,939
Cash flows from investing activities:
Capital expenditures	(30,761)	(15,654)	(13,553)
Net proceeds from sale of property, plant and equipment	248	588	—
Purchases of businesses, net of cash acquired	(2,942)	(13,528)	(426,026)
Net cash used in investing activities of continuing operations	(33,455)	(28,594)	(439,579)
Net cash used in investing activities of discontinued operations	(1,146)	(679)	(1,802)
Net cash used in investing activities	(34,601)	(29,273)	(441,381)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	755,500	—	795,000
Extinguishment of prior long-term debt	(755,500)	—	(372,573)
Debt issuance fees	(2,430)	—	(11,558)
Repayments of long-term debt	(7,500)	(30,100)	(62,471)
Net payments related to revolving credit facility	(10,500)	—	—
Dividends paid	(3,182)	(826)	—
Exercise of stock options for common stock	—	496	6,190
Treasury stock purchases	(15,433)	(27,690)	—
Net cash (used in) provided by financing activities of continuing operations	(39,045)	(58,120)	354,588
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(39,045)	(58,120)	354,588
Increase (decrease) in cash and cash equivalents	1,525	407	(1,854)
Cash and cash equivalents, beginning of year	2,410	2,003	3,857
Cash and cash equivalents, end of year	$3,930	$2,410	$2,003
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$44,753	$35,494	$17,299
Income taxes	$2,916	$9,338	$20,383
Supplemental disclosures of non-cash activities:
Comprehensive income – pension liability and mark to market adjustments, net of tax	$1,823	$3,165	$3,861

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

The accompanying consolidated financial statements include Journal Register Company (‘‘JRC’’) and all of its wholly-owned subsidiaries (the ‘‘Company’’). The Company primarily publishes, in print and online, daily and non-daily newspapers serving markets in Philadelphia and its surrounding areas, Michigan, Connecticut, the Greater Cleveland area of Ohio, New England, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company also owns JobsInTheUS, a network of 19 premier employment Web sites throughout the eastern United States of America. The Company was incorporated on March 11, 1997 and became a publicly traded company in May of 1997.

The Company has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding during the periods presented.

 2.    Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Sunday, closest to the end of the calendar year. The Company’s 2006 fiscal year ended on December 31, 2006 and encompassed a 53-week period. The Company’s 2005 and 2004 fiscal years encompassed 52-week periods and ended on December 25 and December 26, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of JRC and all of its wholly-owned subsidiaries after elimination of all significant intercompany activity transactions and profits.

Segment Reporting

The Company is primarily engaged in the publishing of daily and non-daily newspapers in print and online in the United States of America. Newspapers are typically distributed through local distribution channels, which consist primarily of contract carriers, single copy outlets and through the world wide web. The Company considers its business to be one operating segment. This operating segment consists of several geographically diverse operating units, which are locally managed, but are aggregated into one segment because each of our units is engaged in the same essential business activity in each local market served. The combined operating units have similar economic characteristics based on similar products, services, customers, production processes and distribution systems. The Company believes this presentation of our financial condition and performance is consistent with the way in which our operations are managed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, impairment of goodwill and other long-lived assets, income taxes, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its judgments about estimates concerning the carrying values of assets and liabilities and disclosure of contingent matters on historical experience, actuarial studies and on other assumptions that are believed to be reasonable and appropriate under the circumstances. Actual results may differ from these estimates.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.    Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

In 2006, no single customer accounted for more than one percent of total revenues or two percent of accounts receivable. Approximately 17 percent of the Company’s employees were employed under collective bargaining agreements at December 31, 2006. The Company anticipates that collective bargaining agreements at 7 newspapers, representing approximately 65 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2007.

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

In addition to the Company’s critical accounting policies, the remaining part of this footnote is devoted to the specifics of the Company’s significant policies.

Reclassifications

The Company’s Form 8-K and earnings release dated February 7, 2007 reflected the charge for a write-down of goodwill as a reduction in income/(loss) from continuing operations, but not as a reduction of operating income. The Consolidated Statements of Operations contained herein includes the write down of goodwill as a component of operating income. Consequently, the operating income numbers for the fourth quarter and the full year of 2006 presented in the February 7, 2006 8-K containing the Company’s Press Release entitled Journal Register Company Announces Fourth Quarter and Full Year 2006 Results differs from the operating income listed in this report. There are no changes to income from continuing operations, discontinued operations or net income (loss), or net income (loss) per share.

In 2005, certain balance sheet, circulation revenue and expense items were reclassified for all years presented. The reclassifications had no effect on working capital, net income or earnings per share. The 2006 items have been presented consistent with the changes made in 2005. Certain items presented in the cash flows statement have been reclassified to conform with the current year presentation.

Discontinued Operations

As a result of the sale of the New England newspaper properties, more fully discussed in Note 10, the Company’s previously reported financial statements for 2005 and 2004 have been revised to present the New England newspaper operations as discontinued operations separate from continuing operations of the Company. Results of discontinued operations include an allocation of interest based on a ratio of net assets of the discontinued operations to the total consolidated net assets.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At times throughout the year, the Company’s deposits in banks may exceed the federal depository insurance limitation amount. The Company does the majority of its banking with large money center banks.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal business activities. The Company does not accrue interest on its accounts receivable and collateral is not required

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.    Summary of Significant Accounting Policies (continued)

from its customers. Allowances for doubtful accounts provide for the estimated loss because of the inability to collect required payments from customers. The Company uses historical collection experience as well as current market information in determining this estimate. The Company determines the status of customer payments based on days past due its normal trade terms or on contractual terms. The Company writes-off accounts receivable, which are deemed uncollectible after all collection efforts are exhausted, on a specific identification basis. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Credit losses have generally been within management’s expectations.

Inventories

Inventories, consisting of newsprint, ink and supplies, are stated at the lower of cost (primarily on the first-in, first-out method) or market.

Property and Depreciation

Property, plant and equipment are stated at cost less impairment, if any. Maintenance and repairs are charged to expense as incurred, while costs of major additions and betterments are capitalized. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment. Depreciation is primarily provided for financial reporting purposes on the straight-line method over the following estimated useful lives:

Buildings and improvements	2 to 30 years
Machinery and equipment	2 to 30 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, the Company reviews the recoverability of intangibles and other long-lived assets whenever events and circumstances indicate that the carrying amount may not be recoverable. Impairment losses are only recognized when the carrying amount of the asset or asset group is not recoverable. Recoverability is determined when the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the carrying value of the asset. If it is determined that the carrying amount is not recoverable, an impairment loss is measured through use of estimates for future market growth, forecasted revenue and costs, remaining useful life and appropriate discount rates. The carrying amount of the long-lived asset is reduced by the difference between the carrying amount and estimated fair value with a corresponding charge to expense.

Goodwill and Other Intangible Assets

Intangible assets recorded in connection with the acquisition of publications or businesses generally consist of the values assigned to subscriber lists, mastheads, non-competition covenants and the excess of cost over the fair value of identifiable net assets of the publications or businesses acquired and deferred financing costs. Intangible assets, excluding goodwill and mastheads, are being amortized using the straight-line method over a period of their useful life (generally 3 to 15 years).

Under Statement of Financial Accounting Standards No. 142 (‘‘SFAS 142’’), goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually, or more frequently if required, for impairment. For purposes of accounting for its indefinite lived intangibles, the Company has established reporting units at a level below the operating segment level. These reporting units consist principally of the aggregated newspaper print and online operations within six regional groups and the

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.    Summary of Significant Accounting Policies (continued)

JobsInTheUS business. This asset impairment review assesses the fair value of assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected form the disposition of the asset (if any) are less than the carrying value of the asset. This approach uses estimates for future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Changes to these estimates, including the inability to attain forecasted revenue and cost expectations, could result in the recognition of a future impairment loss.

Investments

Investments in non-public businesses in which the Company does not have control or does not exert significant influence are carried at cost. Gains and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense.

Income Taxes

The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109 Accounting for Income Taxes, (‘‘SFAS 109’’). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets when realization is not considered to be more likely than not.

Revenue Recognition

Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency discounts, in the period when advertising is printed in the Company’s publications or placed on the Company’s Web sites. Circulation revenues, net of discounts, are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Amounts charged for the Company’s newspapers vary among the Company’s newspapers and depend on the type of sale, such as subscription or single copy and distributor arrangements.

In 2005, the Company reclassified certain circulation revenues and expenses related to discounts, promotions and carrier compensation in equal amounts, reflecting a change in the reporting of certain of the Company’s carrier compensation and certain discount and promotional items from prior years. The impact was a decrease in circulation revenues offset entirely by a decrease in operating expenses. This reclassification has no impact on operating income, income before taxes, or net income. In fiscal years 2005 and 2004, the impact on circulation revenues was $4.1 million and $6.6 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred.

Retirement Plans

Pension costs under the Company’s retirement plans are actuarially determined. The Company’s policy is to fund costs accrued under the qualified defined benefit and defined contribution pension plans. The Company recognizes the cost of post retirement medical benefits on an accrual basis over the working lives of employees expected to receive such benefits.

Accounting for Share-Based Payments

The Company adopted SFAS No.123(R) ‘‘Accounting for Share-Based Payment’’    (‘‘SFAS 123(R)’’), as of the beginning of fiscal 2006 using the modified prospective method. This statement addressed the

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.    Summary of Significant Accounting Policies (continued)

accounting for share-based payment transactions and requires all share-based payment to employees, including grants of employee stock options, to be recognized in the financial statements at their fair values. It requires that share based payments be accounted for using a fair value based method to recognize compensation expense. It also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as was required under previous accounting pronouncements.

There was no effect on income before continuing operations, income before taxes, net income, cash flow from operations, cash flow from financing activities and on basic and diluted earnings per share on the adoption of SFAS 123(R) in 2006. The standard requires that for years presented in which there were unvested options that pro forma disclosures of the impact be presented (See Note 5 ).

Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation as prescribed by Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ (‘‘APB 25’’), and related interpretations in accounting for its stock-based employee compensation. Under APB 25, no compensation expense was recognized because the exercise price of employee stock options equaled the market price of the underlying stock on the date of the grant.

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

Derivative Risk Management Policy and Strategy

In accordance with the requirements of the Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt, to reduce the potential exposure of the Company’s future cash flows to fluctuation in variable interest rates on which the interest of the outstanding debt is calculated. The minimum requirement varies depending on the Company’s Total Leverage Ratio, as defined in the Credit Agreement. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138, specifies the accounting and disclosure requirements for interest rate derivatives. In accordance with these pronouncements, all effective hedges, as defined, are recorded as an asset or liability with a corresponding offset to Other Comprehensive Income (‘‘OCI’’) in the equity section of the balance sheet. Any ineffective portion of a hedging instrument or trading derivative is recorded as an asset or liability with a corresponding charge or credit to the income statement.

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

Self-Insurance

The Company is self-insured for a portion of its insurable risks, including workers’ compensation, employee benefits, and general liability. The Company analyzes its claims experience and other information provided by the Company’s administrators to determine an adequate liability for self-insured claims.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.    Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (‘‘SFAS 158’’). SFAS 158 amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending December 31, 2006.

The effect of adopting the recognition and disclosure provisions of SFAS 158 is shown in the following table:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Current liabilities	—	$419	$419
Non-current liability for post-retirement benefits	$12,793	$(774)	$12,019
Deferred taxes	$10,026	$(147)	$9,879
Accumulated other comprehensive (loss) income	$(24,136)	$355	$(23,781)
Total stockholders’ equity	$199,635	$208	$199,843

Additionally, SFAS 158 changes the measurement date to be the end of the Company’s fiscal year. The effective date for this part of the statement is for fiscal years ending after December 15, 2008. The Company has decided to adopt this part of the standard in the first quarter of 2007. Accordingly, the Company expects to recognize a pre-tax, net reduction to retained earnings of approximately $0.5 million and a pre-tax gain to its OCI of approximately $7.0 million by changing the measurement date to December 31, 2006.

3.    Intangible and Other Assets

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (‘‘FIN 48’’), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years, beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 which is expected to be recorded as a cumulative effect adjustment and offsetting charge to retained earnings for any increased reserves for uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, (‘‘SFAS 157’’), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Intangible and Other Assets (continued)

inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed, at least, annually, for impairment. Identifiable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives and are subject to tests of impairment in accordance with the provisions of SFAS 144. The Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter of each of fiscal years 2006, 2005 and 2004. The Company estimated the fair value of its business enterprises by a discounted cash flow technique and used assumptions about the growth of the businesses over the next five years and a terminal growth rate of three percent. These cash flows were discounted using a 9.5 percent weighted average cost of capital inclusive of adjustments for various risk factors. This discounted cash flow indicated that the fair value of the Michigan reporting unit was less than the carrying amount. The Company then allocated this enterprise value to the assets of the reporting unit as required by SFAS 142. The assumptions used in this allocation were that the working capital items and tangible assets approximated their fair value. The identifiable intangible assets were valued using the revenue streams projected for the reporting unit. This resulted in an implied value of the goodwill of the Michigan cluster that was $33.7 million less than the carrying value. The Company recorded a write-down of goodwill of $33.7 million in the fourth quarter of 2006 and adjusted the carrying value of the goodwill for this amount. For fiscal 2005, there was no indication of impairment to the carrying value of goodwill or indefinite — lived intangible assets.

The following table displays intangible assets subject to amortization and intangible assets not subject to amortization at December 31, 2006 and December 25, 2005:

	As of Dec. 31, 2006			As of Dec. 25, 2005
In thousands	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to
amortization:
Customer and subscriber lists	$9,476	$(8,678)	$798	$9,476	$(7,408)	$2,068
Non-compete covenants	3,653	(2,370)	1,283	3,623	(2,063)	1,560
Debt issuance costs	6,267	(873)	5,394	11,616	(1,996)	9,620
Total	$19,396	$(11,921)	$7,475	$24,715	$(11,467)	$13,248
Intangible assets not subject to amortization:
Mastheads	137,375	—	137,375	137,375	—	137,375
Total other intangible assets	$156,771	$(11,921)	$144,850	$162,090	$(11,467)	$150,623

Amortization expense for finite lived intangibles for fiscal years 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Debt issuance costs	$994	$1,438	$898
Other finite-lived intangible assets	1,577	1,960	1,202
Total amortization	$2,571	$3,398	$2,100

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Intangible and Other Assets (continued)

The amortization expense related to capitalized debt issuance cost is included with interest expense on the Consolidated Statements of Operations and non-cash interest expense on the Consolidated Statements of Cash Flows.

Estimated amortization expense, including amounts charged to interest expense related to debt issuance costs, for each of the five succeeding fiscal years for identifiable intangible assets is as follows (in thousands):

	Debt Issuance Cost	Other Finite – Lived Intangibles	Total
2007	$952	$907	$1,859
2008	952	399	1,351
2009	952	361	1,313
2010	952	231	1,183
2011	952	167	1,119
Thereafter	634	16	650

The changes in the carrying amount of goodwill during fiscal years 2006 and 2005 are as follows:

(In thousands)	Dec. 31, 2006	Dec. 25, 2005
Beginning balance	$757,780	$750,882
Goodwill acquired during year	3,388	14,891
Asset write-down	(33,660)	—
Adjustments	(611)	(7,993)
Ending balance	$726,897	$757,780

The adjustments to goodwill are related to the finalization of the Company’s purchase accounting in connection with certain of its acquisitions.

The Company carried a cost basis investment in PowerOne Media LLC (‘‘PowerOne’’), a provider of classified advertising on the internet, in the amount of $2.1 million. In late November 2006, the Company entered into an agreement with a consortium of other newspaper publishers to utilize Yahoo’s HotJobs web site and share in the revenues generated through HotJobs. Consequently, the Company wrote-down its investment in PowerOne, inclusive of goodwill previously recorded, by $2.4 million in fiscal year 2006. In the ordinary course of business, the Company had related party sales with PowerOne amounting to approximately $1.8 million, $3.3 million and $3.4 million in fiscal years 2006, 2005 and 2004, respectively.

4.    Long-Term Debt and Interest Rate Derivatives

The Company’s long-term debt as of December 31, 2006 and December 25, 2005 was comprised of the following:

In thousands	2006	2005
Term Loan A	$617,500	$275,000
Term Loan B	—	350,000
Revolving Credit Facility	112,700	123,200
Total long-term debt	$730,200	$748,200
Less: current portion	22,500	7,500
Total long-term debt, less current portion	$707,700	$740,700

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Long-Term Debt and Interest Rate Derivatives (continued)

On January 25, 2006, the Company, amended and restated its existing Credit Agreement, dated August 12, 2004, (the ‘‘2004 Credit Agreement’’) by and among the Company, JPMorgan Chase Bank, as administrative agent, and other syndicated lenders, pursuant to an Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’). On January 25, 2006, the Company borrowed $625 million of Term Loan A and $130.5 million in revolving credit loans. These borrowings were used to repay term loans and revolving credit loans outstanding on the 2004 Credit Agreement, to pay fees and expenses in connection with the Credit Agreement, and for general corporate purposes. The Credit Agreement eliminated Term Loan B. In connection with this refinancing, the Company wrote off approximately $5.7 million of deferred loan costs associated with the Previous Credit Agreement.

The Credit Agreement provides for (i) a secured term-loan facility (‘‘Term Loan A’’) with a face amount of $625 million and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’) of $375 million. The Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the ‘‘Incremental Facility’’) in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. As of December 31, 2006, the maximum availability under the Revolving Credit Facility was $254.0 million (including the effect of $8.3 million in outstanding letters of credit issued under the Credit Agreement), with approximately $74 million currently available based on the terms of the Credit Agreement.

The amounts outstanding under the Credit Agreement bear interest at either (i) 1.25 percent to 0.50 percent above LIBOR (as defined in the Credit Agreement) or (ii) the higher of (a) 0.25 percent to 0 percent above the Prime Rate (as defined in the Credit Agreement) or (b) 0.5 percent above the Federal Funds Rate (as defined in the Credit Agreement). The interest rate spreads (‘‘the applicable margins’’) are dependent upon the ratio of the Company’s debt to the Company’s trailing four quarters Cash Flow (as defined in the Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The estimated fair value of the Term Loans and Revolving Credit Facility approximates their carrying value.

An annual commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a percentage that varies from 0.375 percent to 0.25 percent based on the quarterly calculation of a specified leverage ratio. At December 31, 2006, the Company’s commitment fee was 0.375 percent.

The borrowings outstanding at December 31, 2006 under the Credit Agreement bear interest based on either various (determined daily) plus 1.25 percent or the Prime Rate plus 0.25 percent LIBOR rates (also see the interest rate derivative section of this footnote). The Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and with specified percentages of excess cash flow (as defined in the Agreement). In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries as specified. At anytime, the Company may prepay borrowings without premium or penalty in accordance with the provisions of the Credit Agreement, which limit any optional prepayment to the next twelve months of future maturities.

The Credit Agreement requires the Company to maintain specified financial ratios, and subjects it to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental Company changes (such as mergers and dispositions of assets), to authorize dividends and distributions on the Company’s capital stock, to repurchase Company shares, and to undertake certain capital expenditures. As of December 31, 2006, the Company was in compliance with the financial covenants contained in the Credit Agreement. The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets as collateral for the borrowings.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Long-Term Debt and Interest Rate Derivatives (continued)

The principal amount of Term Loan A is payable in quarterly installments which commenced in December, 2006 and ends with a payment of $340 million on August 12, 2012. The first four quarterly installments will be $7.5 million per quarter, the next four will be $10 million per quarter, the next four will be $12.5 million per quarter, and the remaining eleven quarterly installments will be $15 million per quarter. Interest and commitment fees will be payable quarterly or at the end of selected interest periods.

The aggregate maturities of Term Loan A are as follows (in thousands):

2007	$22,500
2008	40,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000

The initial availability of $375 million of the Revolving Credit Facility under the Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time.

On February 27, 2007, the Company prepaid the next four quarterly installments of Term Loan A amounting to $32.5 million. The Company made this optional prepayment under the terms of the Credit Agreement from the proceeds of the sales of its New England properties.

Interest Rate Derivatives

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

Interest Rate Collars.    Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (‘‘Collars’’) that establish a base interest rate ceiling (‘‘CAP’’) and a base interest rate floor (‘‘floor’’) at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount set as forth below. As of December 31, 2006, the aggregate notional amount of outstanding Collars in effect was $225 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at December 31, 2006:

Effective Date	Cap (%)	Floor (%)	Notional Amount	Term
January 29, 2005	4.5	2.38	$50 million	2 years
January 29, 2005	4.5	2.47	$100 million	2 years
July 24, 2006	6.0	4.75	$25 million	5 years
July 24, 2006	6.0	4.70	$25 million	5 years
August 21, 2006	6.0	4.71	$25 million	5 years
January 29, 2007	6.0	3.39	$100 million	2.75 years

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Long-Term Debt and Interest Rate Derivatives (continued)

Interest Rate Swaps.    Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of December 31, 2006, the aggregate notional amount of outstanding swaps in effect was $300 million.

The following table summarizes the Company’s existing Swaps as of December 31, 2006:

Effective Date	Fixed Rate (%)	Notional Amount	Term
December 3, 2004	3.48	$50 million	3 years
April 1, 2005	4.06	$100 million	4.75 years
April 1, 2005	4.085	$125 million(1)	4.75 years
July 24, 2006	5.33	$75 million	5 years

(1)	Represents the remaining average of an amortizing notional amount for which the actual notional amount at December 31, 2006 was $75 million.

Under SFAS 133, as amended, the fair market value of derivatives is reported as an adjustment to OCI. The IRPAs were fully effective in hedging the changes in cash flows related to the debt obligation during the fiscal years ended December 31, 2006 and December 25, 2005. A total deferred gain of approximately $3.5 million (net of deferred taxes of $2.5 million) was reported in OCI as of December 31, 2006 and a total deferred gain of approximately $4.3 million (net of $3.0 million of deferred taxes) as of December 25, 2005. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement.

The fair market value of the derivatives is reflective of the price that a third party would be willing to pay or receive in an arm’s length transaction and includes adjustments to mark-to-market changes in the related interest rates. During the year ended December 31, 2006, the fair value of the IRPAs decreased by $1.2 million to $6.0 million. In comparison, the fair value of the Company’s hedges during the year ended December 25, 2005, increased by $7.2 million to $7.2 million.

The Company’s weighted average effective rate was approximately 5.8 percent, 5.0 percent and 3.5 percent for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively. These effective interest rates include the impact of a $4.1 million pre-tax benefit, a $1.0 million pre-tax expense and a $2.1 million pre-tax expense for 2006, 2005 and 2004, respectively, realized and reported as a component of interest expense related to the IRPAs.

Interest expense includes the nominal interest rates of the debt instrument, effect of IRPA’s, commitment fees and amortization of debt issuance cost. Total interest expense related to the bank debt was $44.8 million, $38.5 million and $19.1 million for fiscal years 2006, 2005 and 2004, respectively.

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

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Stock Plans (continued)

Incentive Stock Options

Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The exercise price per share of common stock underlying all other non-statutory stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time the stock options are fully vested. Upon vesting, options may be exercised at the discretion of the holder at any time until the option expires, which is generally ten years after issuance. There were no stock options granted in 2006.

On October 27, 2005, the Company amended certain option award agreements to accelerate vesting of approximately 1.4 million options for which the exercise price was above the then current market price. An additional compensation charge of approximately $12 thousand was recognized for the portion of such accelerated options, which were unvested ‘‘in the money’’ options.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) to stock-based compensation for fiscal years 2005 and 2004:

(In thousands, except per share amounts)

Fiscal year ended	Dec. 25, 2005	Dec. 26, 2004
Net income, as reported	$46,868	$116,513
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	305	596
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,853)	(2,649)
Pro forma net income	$42,320	$114,460
Net income per share:
As reported:
Basic	$1.13	$2.78
Diluted	$1.12	2.74
Pro forma:
Basic	$1.02	$2.73
Diluted	$1.01	$2.69

The following table summarizes the Company’s stock option activity for the fiscal years presented:

	Dec. 31, 2006		Dec. 25, 2005		Dec. 26, 2004
	Number Of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding – beginning of year	5,218,660	$18.31	5,010,285	$18.43	5,199,412	$18.13
Granted	—	—	402,400	16.95	435,038	19.41
Exercised	—	—	29,030	15.14	414,150	14.95
Forfeited and expired	106,831	18.43	164,995	19.07	210,015	19.92
Outstanding – end of year	5,111,829	$18.31	5,218,660	$18.31	5,010,285	$18.43
Exercisable at end of year	5,111,829	$18.31	5,217,160	$18.31	3,300,755	$18.37
Weighted-average fair value of options granted during the year	—	—	$4.98	—	$6.41	—

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Stock Plans (continued)

Further information about stock options outstanding at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding And Exercisable	Weighted− Average Remaining Contractual Life (years)	Weighted− Average Exercise Price
$14.00 – 16.00	1,825,296	3.2	$14.99
$16.01 – 18.00	977,905	6.7	17.31
$18.01 – 20.00	364,398	7.2	19.38
$20.01 – 22.50	1,944,230	3.8	21.73
	5,111,829	3.8	$18.31

The Company used the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. The assumptions used for inputs for volatility and dividend yield are derived from the historical data of the Company’s common stock. Assumptions for the risk free interest rate are derived from the appropriate yields on United States Treasury securities and the expected life of options is derived from historical employee option activity.

The following table shows assumptions used in computing fair values of options granted during fiscal years 2005 and 2004. There were no options granted during 2006.

	2005	2004
Weighted average risk free interest rate	4.10%	4.58%
Expected annualized volatility	14.00%	18.00%
Dividend yield	1.00%	—
Expected life of option	7 years	7 years

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

Restricted Stock Units

During fiscal 2006, the Company issued 362,730 restricted stock units (‘‘RSUs’’) pursuant to the 1997 Plan. Of those issued, 42,000 units vest over either one or two years from the date of award. All other units vest based on the achievement of performance milestones over a specified period of time, typically the achievement of certain levels of EBITDA within five years. In 2005, the Company issued an aggregate of 96,999 RSUs pursuant to the 1997 Plan of which, 10,325 were issued to directors of the Company and vest monthly over a twelve-month period, and the remainder were issued to employees and vest based on the achievement of performance-based milestones. The Company has assumed a 10% rate of forfeiture and assesses the probability of the performance targets being achieved over the vesting period of grants at each reporting period. If it is likely that performance targets will be achieved over the vesting period, an expense is recognized during the period those shares are likely to vest as a result of the achievement of those targets. To date, the Company has not recorded any expense for the units that require the achievement of performance targets. Restricted stock unit values are valued based on the Company’s common stock underlying the units granted as of the grant date.

To date the Company has issued 520,974 RSUs under the 1997 Plan, of which 397,750 remain unvested as of December 31, 2006. Directors of the Company have been issued 22,325 RSUs of which

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Stock Plans (continued)

16,325 are vested. The remaining director units will vest over the next twelve month period. The remaining 498,649 RSU’s, of which 77,235 are vested and 29,664 were cancelled, were issued to certain key employees and vest based on the achievement of performance-based milestones, and/or over a two, three or five year period.

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

6.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

In thousands

Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Weighted-average shares – basic	39,479	41,429	41,907
Effect of dilutive securities:
Employee stock options	—	318	567
Weighted-average shares – diluted	39,479	41,747	42,474

The effects of stock options and restricted stock units have not been included in the fiscal 2006 diluted loss per share as their effect would have been anti-dilutive.

Options to purchase the Company’s common stock that were not included in the computation of the diluted earnings per share because the options’ exercise price per share was greater than the average market price of the common shares during each of the periods presented below (in thousands, except per share amounts):

Fiscal Year	Options	Exercise Price Range
2006	5,111	$14.00 to $22.50
2005	2,977	$17.55 to $22.50
2004	2,018	$20.00 to $22.50

7.    Pension and Other Post-retirement Benefit Plans

The Company maintains certain defined benefit pension plans that provide benefits for substantially all non-union employees. The benefits are based on years of service and employee compensation, primarily on career average pay. The Company’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using assumptions that differ from those used for financial reporting. Assets of the plans consist principally of short-term investments, annuity contracts, equity securities and corporate and U.S. Government obligations. The Company uses information as of September 30 to measure the value of pension plan assets and obligations. Certain of the Company’s subsidiaries also provide retiree health and life insurance benefits.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Pension and Other Post-retirement Benefit Plans (continued)

The fair value of the pension plan assets at the end of year was approximately $108.5 million. The asset allocation for Company-sponsored pension plans at the end of the 2006 and 2005 plan years, by asset category, is presented in the table below.

	Allocation of Plan Assets
	2006	2005
Equity securities	77%	74%
Fixed income securities	22%	20%
Cash	1%	6%
Total	100%	100%

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

The Company contributed $170,553 to its pension plans in the 2006 fiscal year and does not expect to make a contribution in 2007. For the post-retirement health and life insurance plans, the Company contributed $351,679 in fiscal year 2006 and expects to contribute approximately $431,000 in fiscal year 2007.

The following table sets forth the plans’ funded status and the amount recognized in the Company’s consolidated balance sheets:

	Pension Benefits		Other Benefits
In thousands	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$115,663	$107,054	$4,990	$4,665
Service cost	3,051	2,797	25	21
Interest cost	6,199	6,258	263	265
Actuarial (gain) loss	(3,030)	5,194	(70)	381
Benefits paid	(5,850)	(5,640)	(352)	(342)
Benefit obligation at end of year	$116,033	$115,663	$4,856	$4,990
Change in Plan Assets
Fair value of trust assets at beginning of year	$106,766	$97,286	$—	$—
Actual return on plan assets	7,342	10,826	—	—
Employer contributions	193	4,294	352	342
Benefits paid	(5,850)	(5,640)	(352)	(342)
Business combinations	—	—	—	—
Fair value of trust assets at end of year	$108,451	$106,766	$—	$—
Reconciliation of Funded Status
Funded status	$(7,582)	$(8,897)	$(4,856)	$(4,990)
Unrecognized net:
Transition (asset)/obligation		—		—
Prior service cost		(395)		—
Actuarial loss/(gain)		30,141		(3,278)
Contributions after measurement date		23		—
Net amount recognized		$20,872		$(8,268)

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Pension and Other Post-retirement Benefit Plans (continued)

	Pension Benefits		Other Benefits
In thousands	2006	2005	2006	2005
Amounts Recognized in Statement of Financial Position
Non-current asset	$—	$—	$—	$—
Current liabilities	—	—	(419)	—
Non-current liability	(7,582)	(7,017)	(4,437)	(8,268)
Accumulated other comprehensive expense	—	27,889	—	N/A
Net amount recognized		$20,872		$(8,268)
Net pension (liability), end of year	$(7,582)		$(4,856)
Separate Disclosures for Pension Plans with
Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation at end of year	N/A	$115,663	N/A	N/A
Accumulated benefit obligation at end of year	N/A	113,806	N/A	N/A
Fair value of assets at end of year	N/A	106,766	N/A	N/A
Components of Net Periodic Benefit Cost
Service cost	$3,051	$2,797	$25	$21
Interest cost	6,199	6,258	263	265
Expected return on plan assets	(8,563)	(8,266)	—	—
Amortization of net:
Transition obligation	—	—	—	—
Prior service cost	(351)	(352)	—	(67)
Actuarial loss/(gain)	1,552	1,550	(392)	(487)
Net periodic benefit cost	$1,888	$1,987	$(104)	$(268)
Components of Other Comprehensive (Income)/Expense
Decrease in intangible asset	N/A	$—	N/A	N/A
Increase/(decrease) in additional minimum liability	N/A	1,838	N/A	N/A
Other Comprehensive (Income )/Expense	$(1,152)	$1,838	$(2,956)	N/A
Amounts recognized in Accumulated Other Comprehensive Income
Net actuarial (gain)/loss	$26,781		$(2,956)
Prior service (credit)/cost	(44)		—
Transition (asset)/obligation	—		—
	$26,737		$(2,956)

Weighted Average Assumptions Used to Determine Benefit Obligations at September 30
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	8.25%	8.50%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Pension and Other Post-retirement Benefit Plans (continued)

	Pension Benefits		Other Benefits
In thousands	2006	2005	2006	2005
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend rate assumed for next year (initial rate)	N/A	N/A	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	N/A	N/A	5.25%	5.25%
Year that the rate reaches the ultimate rate	N/A	N/A	2011	2011
Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a one percent increase on
Total of service cost and interest cost	N/A	N/A	$21	$22
Postretirement benefit obligation	N/A	N/A	$344	$354
Effect of a one percent decrease on
Total of service cost and interest cost	N/A	N/A	$(19)	$(19)
Postretirement benefit obligation	N/A	N/A	$(311)	$(320)
Estimated Future Benefit Payments
Fiscal 2007	$6,232		$431
Fiscal 2008	$6,750		$429
Fiscal 2009	$6,904		$428
Fiscal 2010	$7,034		$428
Fiscal 2011	$7,303		$416
Fiscal years 2012-2016	$40,806		$2,082

The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants’ salaries and amounted to approximately $1.4 million, $1.5 million and $0.7 million in fiscal years 2006, 2005 and 2004, respectively. The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $620,800, $667,200 and $317,000 in fiscal years 2006, 2005 and 2004, respectively.

Effective January 1, 2007, the Company introduced a new retirement plan and changed its defined benefit pension plan for non-union employees. The Company currently has several 401(k) plans and a defined benefit pension plan that covers non-union employees in 14 locations. Approximately 1,500 non-union employees, who are currently covered by a defined benefit pension plan, will be eligible to participate in an IRS designated Safe Harbor 401(k) plan. In addition, certain other non-union employees who did not participate in the Company’s defined pension plan will be eligible to participate in the IRS designated Safe Harbor 401(k) plan. Under the new 401(k) plan, eligible employees can receive up to a 4% company match with immediate vesting. Retirement benefits earned by non-union employees through December 31, 2006 under the defined pension plan will be preserved.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Income Taxes

The annual provision (benefit) for taxes on income from continuing operations is as follows:

In thousands

Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Current tax expense (benefit):
Federal	$(723)	$5,152	$(53,012)
State	1,540	2,409	2,031
Total current tax expense (benefit)	817	7,561	(50,981)
Deferred tax expense:
Federal	13,043	18,008	13,629
State	264	1,651	2,180
Total deferred tax expense	13,307	19,659	15,809
Total provision (benefit) for income taxes	$14,124	$27,220	$(35,172)

The reconciliation of income taxes computed at the U.S. federal statutory tax rate (35%) to income tax expense, for the years presented, is as follows:

In thousands

Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Tax at U.S. statutory rates	$1,551	$24,364	$26,687
State taxes, net of federal tax benefit	1,305	2,639	2,734
Reversal of tax accruals	(700)	—	(64,925)
Write-down of intangible asset	11,781	—	—
Meals and entertainment	88	77	94
Other entertainment	243	261	195
Empowerment zone credit	(160)	(115)	(150)
Other	16	(6)	193
Total	$14,124	$27,220	$(35,172)

At the date of its acquisition by the Company, 21st Century had federal net operating loss carry-forwards of approximately $73.7 million available to offset the Company’s future consolidated taxable income. Such carry-forwards expire in the years 2017 through 2023. Approximately $12.4 million, $22.6 million and $8.4 million were utilized in 2006, 2005 and 2004, respectively. Approximately $21 million is anticipated to be utilized in 2007 and has been recorded as a current deferred tax asset. The remaining portion has been recorded as an asset in the deferred tax liability account. Due to the likelihood of future utilization of these carry-forwards, the Company has not reduced the anticipated benefits by a valuation allowance.

The Company realized state tax benefits in connection with the utilization of state net operating loss carry-forwards as follows: $0.3 million in 2006; $0.7 million in 2005; and $1.4 million in 2004. Based upon current state statutory rates, the Company may have $9.9 million of future tax benefits (9.7 million relating to continuing operations). However, based upon an assessment of the likelihood of the future utilization of such losses, the Company’s tax benefits were reduced by a valuation allowance of approximately $6.1 million and $5.3 million at December 31, 2006 and December 25, 2005, respectively. The state net operating loss carry-forwards expire in various years through 2026.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Income Taxes (continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

In thousands

Fiscal year ended	Dec. 31, 2006	Dec. 25, 2005
Deferred tax liabilities:
Property, plant and equipment	$19,184	$19,975
Intangibles	111,364	98,160
Retiree benefits	6,632	6,988
Total deferred tax liabilities	$137,180	$125,123
Deferred tax assets:
Federal net operating loss carry-forwards	$10,616	$15,513
State net operating loss carry-forwards	9,726	8,080
Other comprehensive income	7,395	8,470
Other	9,512	8,589
Total deferred tax assets	37,249	40,652
Valuation allowance	(5,835)	(4,914)
Net deferred tax assets	31,414	35,738
Net deferred tax liabilities	$105,766	$89,385

The Company’s valuation allowance for deferred tax assets increased by $946,000 ($921,000 related to continuing operations) in fiscal year 2006. The Company’s federal income tax returns for fiscal 2000, 2001 and 2003 are currently being examined by the Internal Revenue Service as a result of a refund claim.

9.    Commitments and Contingencies

The Company leases office space, production facilities, warehouse space, and equipment under noncancellable operating leases. These leases contain several renewal options and some escalation clauses, for periods of up to five years. The Company’s future minimum lease payments under noncancellable operating leases and future minimum payments under capital lease agreements at December 31, 2006 are as follows (in thousands):

	Capital Leases	Operating Leases
2007	$806	$4,514
2008	804	3,708
2009	780	3,019
2010	774	2,134
2011	726	1,547
Thereafter	2,060	7,094
	5,950	$22,016
Less: Amount representing interest (4.3% to 17.3%)	2,054
Present value of capital lease obligations	3,896
Less: Current portion	431
Non-current portion	$3,465

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Commitments and Contingencies (continued)

Total rent expense was approximately $5.3 million, $5.2 million and $4.0 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

At December 31, 2006, the Company had unused outstanding letters of credit in the amount of approximately $8.3 million.

The Company is involved in certain litigation matters that have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings should not have a material adverse impact on the Company’s financial position or results of operations.

In January 2006, the Company signed a $9.5 million contract for a new press for the Macomb Michigan facility, which is expected to be operational in 2007.

10.    Acquisitions and Dispositions

The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of properties are subject to closing costs and may be subject to the finalization of customary adjustments. Results of operations of each of the Company’s acquisitions are included in the Company’s results of operations from the dates of their respective acquisition.

Acquisitions

On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent and growing neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles has been integrated into our Michigan Cluster. The excess of the purchase price over the net book value of the assets acquired is subject to the Company finalizing the valuation of the business acquired.

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

On August 12, 2004, the Company completed the acquisition of 21st Century Newspapers, Inc., a Delaware corporation (‘‘21st Century’’), pursuant to an Agreement and Plan of Merger (the ‘‘Agreement’’), dated July 2, 2004, with 21st Century and Wolverine Acquisition Corp., a Delaware corporation (‘‘Merger Sub’’) and a wholly owned subsidiary of the Company. Pursuant to the Agreement, Merger Sub merged with and into 21st Century, with 21st Century surviving as an indirect wholly owned subsidiary of the Company (the ‘‘Merger’’). The assets of 21st Century acquired included four daily newspapers and 85 non-daily publications located in Michigan.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Acquisitions and Dispositions (continued)

The purchase price for the 21st Century acquisition, including transaction costs, was approximately $423 million, including the $415 million purchase price. The purchase price was financed with borrowings under a Credit Agreement dated as of August 12, 2004. The portion of the purchase price in excess of $415 million consisted of direct acquisition costs and certain costs incurred or expected to be incurred in connection with the integration and consolidation of 21st Century’s operations. There is no tax deductible goodwill resulting from the Company’s acquisition of 21st Century. The final purchase price allocation for 21st Century, as of December 25, 2005, is as follows (in thousands):

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

The Company completed three additional acquisitions during fiscal year 2004. On January 28, 2004, the Company completed the acquisition of O’Jornal, a weekly Portuguese-language newspaper based in Fall River, Massachusetts, with circulation of approximately 14,300 serving more than 30 communities in Massachusetts and Rhode Island. On May 4, 2004, the Company completed the acquisition of the assets of Mohawk Valley Media, a group of non-daily publications based in Rome, New York serving Rome and neighboring communities. On October 4, 2004, the Company completed the acquisition of the assets of Berks-Mont Newspapers, Inc., a group of non-daily publications based in Boyertown, Pennsylvania.

Dispositions

In August 2006, the Company announced it was exploring the sale of its New England cluster. In December 2006, the Company signed a definitive agreement to sell two of its Massachusetts group community newspapers to Gatehouse Media for approximately $70 million in cash and $2 million in estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts. Additionally, the sale included five non-daily publications. The sale transaction was completed in February 2007. Also, in February 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale are The Call, The Times and Kent County Daily Times in Woonsocket,

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Acquisitions and Dispositions (continued)

Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of the sales were used to pay down debt and for general working capital purposes.

The following chart summarizes the aggregate results of the Massachusetts and Rhode Island newspaper operations for the periods presented in the accompanying financial statements:

In thousands	2006	2005	2004
Net revenue	$39,595	$40,041	$42,348
Cost and expenses	32,617	31,642	33,330
Operating income from discontinued operations	6,978	8,399	9,018
Allocated interest expense	1,172	1,003	548
Other expense	13	16	12
Income from discontinued operations before income taxes	5,793	7,380	8,458
Provision for income taxes	2,337	2,904	3,366
Income from discontinued operations	$3,456	$4,476	$5,092

The assets and liabilities of the New England newspaper operations included in the accompanying consolidated balance sheets, consisted of the following:

In thousands	2006	2005
Assets:
Accounts receivable, net	$4,183	$4,634
Inventories	309	273
Other current assets	566	578
Current assets	5,058	5,485
Property, plant and equipment, net	7,770	7,775
Goodwill and other intangibles	22,678	22,749
Total assets	$35,506	$36,009
Liabilities:
Accounts payable	$184	$181
Deferred subscription revenue	1,002	907
Other accrued expenses	971	979
Current liabilities	2,157	2,067
Deferred tax liabilities	3,726	3,508
Retiree benefits and other liabilities	5,723	5,394
Total liabilities	$11,606	$10,969

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for years ended December 31, 2006 and December 25, 2005:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006(1)
Revenues	$120,291	$131,837	$122,034	$131,903
Operating income (loss)	$18,495	$24,728	$21,496	$(7,848)
Income (loss) from continuing operations	$1,159	$8,690	$6,484	$(26,027)
Income from discontinued operations, net of income taxes	606	1,088	786	976
Net income (loss)	$1,765	$9,778	$7,270	$(25,051)
Basic earnings per share:
Income (loss) from continuing operations	$0.03	$0.22	$0.17	$(0.67)
Income from discontinued operations, net of income taxes	0.01	0.03	0.02	0.03
Net income (loss)	$0.04	$0.25	$0.19	$(0.64)
Diluted earnings per share:
Income (loss) from continuing operations	$0.03	$0.22	$0.17	$(0.67)
Income from discontinued operations, net of income taxes	0.01	0.03	0.02	0.03
Net income (loss)	$0.04	$0.25	$0.19	$(0.64)
2005(1)(2)
Revenues	$123,176	$135,418	$127,452	$130,542
Operating income	$19,667	$32,580	$27,088	$29,271
Income from continuing operations	$6,695	$14,039	$10,441	$11,217
Income from discontinued operations, net of income taxes	804	1,333	1,083	1,256
Net income	$7,499	$15,372	$11,524	$12,473
Basic earnings per share:
Income from continuing operations	$0.16	$0.34	$0.25	$0.28
Income from discontinued operations, net of income taxes	0.02	0.03	0.03	0.03
Net income	$0.18	$0.37	$0.28	$0.31
Diluted earnings per share:
Income from continuing operations	$0.16	$0.33	$0.25	$0.27
Income from discontinued operations, net of income taxes	0.02	0.03	0.03	0.03
Net income	$0.18	$0.36	$0.28	$0.30

(1)	The amounts reported above include operating results of acquisitions for the period the operations were owned by the Company. See Note 10, Acquisitions.

(2)	2005 has been revised to show discontinued operations. Revenues and operating income are from continuing operations.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Quarterly Results of Operations (unaudited) (continued)

As discussed in the notes to the financial statements, the following items were recorded in the fourth quarter of 2006:

•	As a result of the Company’s annual evaluation of the carrying value of goodwill, the Company wrote down the goodwill associated with the Michigan cluster in fiscal 2006 by $33.7 million. Michigan has had a weak economy since August 2005 which has negatively impacted the revenue of the Michigan clusters.

•	The Company wrote down its investment in PowerOne Media LLC as a result of its decision to join a consortium of newspapers and Yahoo! HotJobs. Accordingly, the Company took a $2.4 million charge in fiscal 2006.

JOURNAL REGISTER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period(1)	Adjustments(2)	Charged/ (Credited) to Income(3)	Deductions(4)	Balance at End of Period(1)
Year ended December 31, 2006
Allowance for doubtful accounts	$7,937	$45	$3,211	$4,265	$6,928
Valuation allowance for deferred
tax assets	4,999	—	946	—	5,945
Year ended December 25, 2005
Allowance for doubtful accounts	$8,143	$33	$4,434	$4,673	$7,937
Valuation allowance for deferred
tax assets	4,007	—	992	—	4,999
Year ended December 26, 2004
Allowance for doubtful accounts	$5,785	$1,867	$4,756	$4,265	$8,143
Valuation allowance for deferred
tax assets	3,747	—	260	—	4,007

(1)	Includes allowance for doubtful accounts associated with discontinued operations of $554,000, $531,000 and $531,000 for fiscal years 2006, 2005 and 2004, respectively.

(2)	Allowance for doubtful account adjustments related to acquisitions in the respective periods presented. See Note 10 of Notes to Consolidated Financial Statements for a discussion of acquisitions.

(3)	Includes items charged/ (credited) to income from discontinued operations.

(4)	Includes net write-offs of uncollectible accounts in the respective periods presented.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 6, 2005, the Company notified Ernst & Young LLP (‘‘E&Y’’) that the Company’s Audit Committee had dismissed E&Y as the independent registered public accounting firm for the Company. The reports of E&Y on the Company’s consolidated financial statements for the fiscal year ended December 26, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principle. During the fiscal years ended December 26, 2004, and through May 6, 2005, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report. During the fiscal years ended December 26, 2004, and through May 6, 2005, there were no ‘‘reportable events’’ as that term is described in paragraph (a)(1)(v) of Item 304 of Regulation S-K. The Company filed a Form 8-K with the U.S. Securities and Exchange Commission (‘‘SEC’’) on May 10, 2005, in which it requested E&Y to furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of the letter from E&Y dated May 10, 2005 was filed as an exhibit to the Form 8-K.

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    The Company’s management evaluated, with the participation and under the supervision of its principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006, which is the end of the period covered by this Annual Report of Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective.

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

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, the

Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses as of December 31, 2006.

Grant Thornton LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report that is included herein.

Changes in Internal Control over Financial Reporting.    During fiscal year 2004, the Company commenced the deployment of a new suite of software applications in a shared services environment. The new suite of applications will include: (i) financial applications; including accounts payable, general ledger, fixed assets, and consolidation and reporting; (ii) circulation management applications; and (iii) advertising management applications. Once fully deployed, the new software, together with the change to a shared services business model, is intended to further enhance the Company’s internal and disclosure controls and its operating efficiencies. As of December 31, 2006, the implementation of the financial applications was largely complete, and the deployment of the advertising and circulation management applications was underway. The implementation of the financial applications has involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. The Company reviews each system as it is being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls as the new systems are implemented. The Company believes that the controls as modified are appropriate and functioning effectively.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required by this Item relating to the Company’s directors is set forth under the caption ‘‘Proposal 1 — Election of Directors’’ in the 2006 Proxy Statement and is incorporated herein by reference.

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

The Company has adopted a code of ethics entitled ‘‘Code of Business Conduct and Ethics’’ which applies to its CEO and Other Senior Financial Officers. A copy is available on the Company’s Web site at www.journalregister.com by clicking on Investor Relations and then Corporate Governance. Any amendments to, or waiver from, any provision of the code will be posted on the Company’s Web site at the above address.

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

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

(c)    Index to Exhibits.

The following is a list of all Exhibits filed as part of this Report:

Exhibit No.			Description of Exhibit
*3	.1		Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005, File No. 1-12955 (the ‘‘September 2005 Form 10-Q’’)).
*3	.2		Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, dated February 8, 2007, File No. 1-12955).
*4	.1		Company Common Stock Certificate (filed as Exhibit 4.1 the Company’s Registration Statement on Form S-1, Registration No. 333-23425).
*4	.2		Rights Agreement dated as of July 17, 2001 between the Company and the Bank of New York, as Rights Agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated July 18, 2001, File No. 1-12955).
*10	.1(a	)	1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 1-12955 (the ‘‘June 1997 Form 10-Q’’)). +
*10	.1(b	)	Amended and Restated 1997 Stock Incentive Plan. (filed as Annex B to the Company’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders). +
*10	.3		Supplemental 401(k) Plan (filed as Exhibit 10.4 to the Form S-1). +
*10	.5		Executive Incentive Compensation Plan (filed as Exhibit 10.7 to the Company’s Form 10- K for fiscal year 2001, File No. 1-12955). +
*10	.6		Amended and Restated Employment Agreement by and between Journal Register Company and Robert M. Jelenic dated September 27, 2006 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, dated September 28, 2006, File No. 1-12955). +
*10	.7(a	)	Non competition, Consulting and Release Agreement by and between Journal Register Company and Jean B. Clifton dated June 23, 2006 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated June 23, 2006, File No.1-12955).
*10	.7(b	)	Letter Agreement by and between Journal Register Company and Jean B. Clifton, dated June 23, 2006 relating to the termination of Ms. Clinton’s employment agreement (filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated June 23, 2006, File No. 1-12955)
*10	.8		Agreement and Plan of Merger, dated as of July 2, 2004, by and among Journal Register Company, a Delaware corporation, Wolverine Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Journal Register Company, and 21st Century Newspapers, Inc., a Delaware corporation (filed as Exhibit 2.1 to the July 7, 2004 Form 8-K).
*10	.9		Credit Agreement dated August 12, 2004 with JPMorgan Chase Bank as Administrative Agent and Co-Documentation Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York, Key Bank National Association, SunTrust Bank, Wachovia Bank, National Association, as Co-Syndication Agents and The Royal Bank of Scotland PLC, as Co-Documentation Agent (filed as Exhibit 10.1 to the August 20, 2004 Form 8-K).
*10	.10		Amended and Restated Credit Agreement (filed as Exhibit 10.1 to January 31, 2006 form 8-K)

Exhibit No.		Description of Exhibit
*10	.11	Change in Control Employment Agreement by and between Journal Register Company and Julie A. Beck dated February 21, 2006 (filed as Exhibit 10.1 to February 24, 2006 form 8-K). +
**21	.1	Subsidiaries of Journal Register Company.
**23	.1	Consent of Grant Thornton LLP.
**23	.2	Consent of Ernst & Young LLP.
**24		Power of Attorney (appears on signature page).
**31	.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**31	.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32		Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(b) under the Securities Act of 1934 and 18 U.S.C. Section 1350.

+	Management contract or compensatory plan or arrangement.

*	Incorporated by reference.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March 2006.

Signature	Title(s)

/s/ Robert M. Jelenic	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Robert M. Jelenic

/s/ Julie A. Beck	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Julie A. Beck

/s/ John L. Vogelstein	Director

John L. Vogelstein

/s/ James W. Hall	Director

James W. Hall

/s/ Joseph A. Lawrence	Director

Joseph A. Lawrence

/s/ Stephen P. Mumblow	Director

Stephen P. Mumblow

/s/ Laurna Godwin Hutchinson	Director

Laurna Godwin Hutchinson

/s/ Burton B. Staniar	Director

Burton B. Staniar