Form 10-Q
period 2007-04-01
JOURNAL REGISTER CO
filed 2007-05-11
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 39,138,240 shares outstanding (exclusive of treasury shares) as of May 1, 2007.

JOURNAL REGISTER COMPANY

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	(Unaudited) April 1, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$3,527	$3,930
Accounts receivable, net	52,752	54,914
Inventories, consisting of newsprint and other raw materials	7,672	8,663
Other current assets	17,204	16,897
Current assets of discontinued operations	—	5,058
Total current assets	81,155	89,462
Property, plant and equipment:
Cost	318,545	309,040
Less accumulated depreciation	(151,321)	(147,166)
Property, plant and equipment, net	167,224	161,874
Intangible and other assets:
Goodwill	726,897	726,897
Other intangible assets, net of accumulated amortization of $12,462 and $11,921, respectively	144,310	144,850
Fair market value of hedges	3,691	5,974
Other assets	1,228	1,277
Non-current assets of discontinued operations	—	30,448
Total assets	$1,124,505	$1,160,782
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$—	$22,500
Accounts payable	16,953	19,028
Income taxes payable	13,736	—
Other accrued expenses and current liabilities	52,374	51,677
Current liabilities of discontinued operations	—	2,157
Total current liabilities	83,063	95,362
Long-term debt, less current maturities	656,200	707,700
Deferred income taxes	109,599	115,207
Accrued retiree benefits	4,837	12,071
Other non-current liabilities	8,664	9,097
Income taxes payable	35,077	17,776
Non-current liabilities of discontinued operations	—	3,726
Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, none issued and outstanding at April 1, 2007 and December 31, 2006
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued at April 1, 2007 and December 31, 2006	484	484
Additional paid-in capital	362,290	362,236
Retained earnings (accumulated deficit)	9,029	(15,104)
	371,803	347,616
Less treasury stock of 9,300,337 shares and 9,315,545 shares at April 1, 2007 and December 31, 2006, respectively, at cost	(137,366)	(137,366)
Accumulated other comprehensive loss, net of tax	(7,372)	(10,407)
Stockholders’ equity	227,065	199,843
Total liabilities and stockholders’ equity	$1,124,505	$1,160,782

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarters Ended
(Dollars and shares in thousands, except per share data)	April 1, 2007	March 26, 2006(1)
Revenues:
Advertising	$86,353	$92,714
Circulation	22,912	23,081
Newspaper revenues	109,265	115,795
Commercial printing and other	4,860	4,496
Total revenues	114,125	120,291
Operating expenses:
Salaries and employee benefits	47,873	50,925
Newsprint, ink and printing charges	11,578	11,458
Selling, general and administrative	19,380	18,766
Depreciation and amortization	4,587	4,343
Other	16,299	16,304
Total operating expenses	99,717	101,796
Operating income	14,408	18,495
Net interest expense and other	(11,056)	(10,924)
Write-off of debt issuance costs	—	(5,662)
Income from continuing operations before income taxes	3,352	1,909
Provision for income taxes	1,840	750
Income from continuing operations	1,512	1,159
(Loss) income from discontinued operations of New England cluster, net of income taxes	(86)	606
Gain on sales of New England cluster operations, net of income taxes	27,660	—
Net income	$29,086	$1,765
Income per common share (basic)
Income from continuing operations	$0.04	$0.03
(Loss) income from discontinued operations of New England cluster, net of income taxes	(0.00)	0.01
Gain on sales of New England cluster operations, net of income taxes	0.70	—
Net income per common share (basic)	$0.74	$0.04
Income per common share (diluted)
Income from continuing operations	$0.04	$0.03
(Loss) income from discontinued operations of New England cluster, net of income taxes	(0.00)	0.01
Gain on sales of New England cluster operations, net of income taxes	0.70	—
Net income per common share (diluted)	$0.74	$0.04
Dividends declared per common share	$0.02	$0.02
Weighted-average shares outstanding:
Basic	39,128	40,177
Diluted	39,171	40,289

(1)	The quarter ended March 26, 2006 has been revised to show discontinued operations. Revenues and operating income are from continuing operations.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended
(Dollars in thousands)	April 1, 2007	March 26, 2006 (1)
Cash flows from operating activities:
Net income	$29,086	$1,765
Less: (Loss) income from discontinued operations	(86)	606
Less: Gain from sales of discontinued operations	27,660	—
Income from continuing operations	1,512	1,159
Adjustments to reconcile net income to net cash provided by operating activities	5,137	13,117
Changes in operating assets and liabilities, net	(1,440)	(950)
Net cash provided by operating activities of continuing operations	5,209	13,326
Net cash (used in) provided by operating activities of discontinued operations	(23)	1,616
Net cash provided by operating activities	5,186	14,942
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,648)	(3,121)
Net proceeds from sale of property, plant and equipment	4	87
Net cash used in investing activities of continuing operations	(9,644)	(3,034)
Net cash provided by (used in) investing activities of discontinued operations	78,838	(53)
Net cash provided by (used in) investing activities	69,194	(3,087)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	755,500
Extinguishment of prior long-term debt	—	(755,500)
Debt issuance fees	—	(2,463)
Repayments of long-term debt	(32,500)	—
Borrowings from revolving credit facility	54,250	27,900
Repayment of revolving credit facility	(95,750)	(28,200)
Dividends paid	(783)	(809)
Purchase of Company stock	—	(7,767)
Net cash used in financing activities of continuing operations	(74,783)	(11,339)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(74,783)	(11,339)
(Decrease) increase in cash and cash equivalents	(403)	516
Cash and cash equivalents, beginning of period	3,930	2,410
Cash and cash equivalents, end of period	$3,527	$2,926
Supplemental disclosures of non-cash activities:
Comprehensive income – mark-to-market hedge adjustments, net of tax	$1,334	$1,571

(1)	2006 has been revised to show discontinued operations separate from the Company’s continuing operations.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the ‘‘Company’’). The Company publishes daily and non-daily newspapers, in print and online, serving markets in the Greater Philadelphia area, Michigan, Connecticut, the Greater Cleveland area, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company also owns JobsInTheUS, a network of premier employment Web sites in parts of the eastern United States of America. The Company was incorporated on March 11, 1997 and became a publicly traded company in May 1997.

The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter. The fiscal quarters presented for both 2007 and 2006 encompass a 13 week period.

The condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position as of April 1, 2007 and December 31, 2006 and the results of its operations and cash flows for the quarters ended April 1, 2007 and March 26, 2006. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended April 1, 2007, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2006, except for recently adopted accounting pronouncements for the measurement date of pension accounting and income tax uncertainties as discussed in notes 9 and 11, respectively.

2.    Reclassifications and Discontinued Operations

As a result of the sales of the New England newspaper properties, more fully discussed in Note 4, the Company’s previously reported financial statements for 2006 have been revised to present the New England newspaper operations as discontinued operations separate from the continuing operations of the Company in the accompanying condensed consolidated statements of income. The Company reclassified $5.7 million of non-current liabilities of discontinued operations to accrued retiree benefits on its condensed consolidated balance sheet at December 31, 2006 to reflect the finalized sales agreements of its New England cluster operations. Results of discontinued operations include an allocation of interest based on a ratio of net assets of the discontinued operations to the total consolidated net assets. Additionally, the condensed consolidated balance sheets and statements of cash flows have been revised to present assets, liabilities and cash flows from discontinued operations separate from those of continuing operations.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

3.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

	For the Quarter Ended
(Shares in thousands)	April 1, 2007	March 26, 2006
Weighted-average shares — basic	39,128	40,177
Effect of dilutive securities:
Employee stock options	43	112
Weighted-average shares — diluted	39,171	40,289

Options to purchase approximately 5.0 million shares of common stock at a range of $14.00 to $22.50 per share were outstanding during the quarter ended April 1, 2007, but were not included in the computation of diluted earnings per share for such period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase 5.2 million shares of common stock at a range of $14.00 to $22.50 were outstanding during the quarter ended March 26, 2006, but were not included in the computation of the diluted earnings per share for such period because the exercise prices of those options were greater than the average market price of the common shares during such period.

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

On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent and growing neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles has been integrated into the Company’s Michigan Cluster.

In December 2006, the Company signed a definitive agreement to sell its Massachusetts group community newspapers to Gatehouse Media for approximately $70 million in cash and $2 million in estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts and five non-daily publications. The sale transaction was completed on February 9, 2007. On February 5, 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale are The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of the sales were used to pay down debt and for general working capital purposes. The Company recorded an aggregate gain on the disposition of these newspaper operations, after direct costs of the transactions, of $27.7 million (net of income taxes of $17.9 million). The proceeds, net of direct costs, which totaled $78.8 million, are reported as cash provided by investing activities of discontinued operations in the accompanying condensed consolidated statements of cash flows.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

4.    Acquisitions and Dispositions (continued)

The following chart summarizes the aggregate results of the Massachusetts and Rhode Island newspaper operations for the periods presented in the accompanying condensed consolidated statements of income:

	For the Quarter Ended
(Dollars in thousands)	April 1, 2007 (a)	March 26, 2006
Net revenue	$3,309	$9,299
Cost and expenses	3,337	8,010
Operating (loss) income from discontinued operations	(28)	1,289
Allocated interest expense	113	275
Other expense	—	18
(Loss) income from discontinued operations before income taxes	(141)	996
(Benefit) provision for income taxes	(55)	390
(Loss) income from discontinued operations	$(86)	$606

(a) The amounts included for the first quarter 2007 reflect the partial period of the Company’s ownership. The periods are from January 1, 2007 to February 5, 2007 and January 1, 2007 to February 9, 2007 for the Rhode Island newspapers operations and the Massachusetts newspaper operations, respectively.

The assets and liabilities of the New England newspaper operations included in the accompanying condensed consolidated balance sheet consisted of the following:

(Dollars in thousands)	December 31, 2006
Current assets	$5,058
Property, plant and equipment, net	7,770
Goodwill and other intangibles	22,678
Total assets	$35,506
Liabilities:
Current liabilities	$2,157
Deferred tax liabilities	3,726
Total liabilities	$5,883

5.    Long-Term Debt and Interest Rate Derivatives

The Company’s long-term debt was comprised of the following:

(Dollars in thousands)	April 1, 2007	December 31, 2006
Term Loan A	$585,000	$617,500
Revolving Credit Facility	71,200	112,700
Total long-term debt	656,200	730,200
Less: current portion	—	22,500
Total long-term debt, less current portion	$656,200	$707,700

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

5.    Long-Term Debt and Interest Rate Derivatives (continued)

On January 25, 2006, the Company borrowed $625 million of Term Loan A and $130.5 million in revolving credit loans as part of its debt refinancing in January 2006. These borrowings were used to repay term loans and revolving credit loans outstanding, to pay fees and expenses in connection with the refinancing, and for general corporate purposes. The Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) provides for (i) a secured term-loan facility (‘‘Term Loan A’’) with a face amount of $625 million and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’) of $375 million. As of April 1, 2007, the maximum availability under the Revolving Credit Facility was $295.1 million (including the effect of $8.7 million in outstanding letters of credit), with approximately $79 million currently available based on the terms of the Credit Agreement. The estimated fair value of the Term Loan A and the Revolving Credit Facility approximate their carrying value.

The Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the ‘‘Incremental Facility’’) in the amount of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. Additionally, the lenders have no obligation to make additional loans to the Company under the Incremental Facility, but may enter into these commitments at their sole discretion.

The Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and with specified percentages of excess cash flow. In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries, as specified. The Company must also meet certain covenants at each quarter. As of April 1, 2007, the Company was in compliance with these covenants. At anytime, the Company may prepay borrowings without premium or penalty in accordance with the provisions of the Credit Agreement, which limit any optional prepayment to the next twelve months of future maturities. On February 27, 2007, the Company prepaid the next four quarterly installments of Term Loan A amounting to $32.5 million. The Company made these optional prepayments under the terms of the Credit Agreement from the proceeds of the sales of its New England properties. Interest and commitment fees are payable quarterly or at the end of selected interest periods.

The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets as collateral for the borrowings under the credit agreement.

The aggregate maturities of Term Loan A at April 1, 2007 are as follows (dollars in thousands):

2008	$30,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000
Total Term Loan A	$585,000

The initial availability of $375 million of the Revolving Credit Facility under the Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time.

Subsequent event

On April 10, 2007, the Company made an optional prepayment of $10.0 million for the next 2008 quarterly installment on the outstanding Term Loan A, which reduces the amount to be paid in 2008 to $20.0 million.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

5.    Long-Term Debt and Interest Rate Derivatives (continued)

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

Interest Rate Collars.    Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (‘‘Collars’’) that establish a base interest rate ceiling (‘‘CAP’’) and a base interest rate floor (‘‘floor’’) at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount. As of April 1, 2007, the aggregate notional amount of outstanding Collars in effect was $175 million.

Interest Rate Swaps.    Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of April 1, 2007, the aggregate notional amount of outstanding swaps in effect was $355 million.

The IRPAs were fully effective in hedging a portion of the changes in cash flows related to the debt obligation during the quarter ended April 1, 2007 and the fiscal year ended December 31, 2006. The Company reported a deferred gain in Other Comprehensive Income as of April 1, 2007 of approximately $2.2 million compared to a deferred gain of $3.5 million at December 31, 2006 (which are net of $1.5 million and $2.5 million of deferred taxes, respectively).

The fair market value of the derivatives is reflective of the price that a third party would be willing to pay or receive in arm’s length transactions and includes adjustments for mark-to-market changes in the related interest rates. During the quarter endedApril 1, 2007, the fair market value of the IRPAs decreased from December 31, 2006 by $2.2 million to $3.7 million. In comparison, the fair market value of the Company’s hedges during the quarter ended March 26, 2006, increased by $2.7 million to $9.8 million from December 25, 2005.

The Company’s weighted average effective interest rate was approximately 6.2 percent for the quarter ended April 1, 2007 and approximately 5.7 percent for the quarter ended March 26, 2006. The effective interest rates for the quarters ended April 1, 2007 and March 26, 2006 include the impact of a $1.1 million pre-tax benefit and a $0.4 million pre-tax benefit, respectively, realized and reported as a component of interest expense related to the Company’s IRPAs.

Interest expense includes the nominal interest rates of the debt instrument, effect of the IRPA’s, and commitment fees and amortization of debt issuance cost. Total interest expense related to the bank debt was $11.0 million for both the quarters ended April 1, 2007 and March 26, 2006.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

6.    Stock Incentive Plans

During 1997, the Company’s Board of Directors (the ‘‘Board’’) adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Incentive Plan (the ‘‘1997 Plan’’). The 1997 Plan has a ten year term which expires in the second quarter of 2007. The 1997 Plan, as amended, authorizes grants of up to 7,383,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) stock units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate. Options and other awards granted under the plan will remain in effect after the plan has terminated in accordance with their respective terms. Options granted under the 1997 Plan do not accrue dividends until the option is exercised and common stock is issued to the option holder. Restricted stock units are entitled to dividends and the Company accrues dividends for all periods in which a restricted stock unit is outstanding, but still subject to vesting. All outstanding stocks options at April 1, 2007 are fully vested. On May 2, 2007, the Company’s stockholders approved amendments to the 1997 Plan. As a result, the 1997 Plan was extended for another ten year period which expires on May 2, 2017. Additionally, other provisions were changed to conform to the Company’s current practices and current tax law. The amendments did not change the number of shares authorized to be issued under the 1997 Plan.

Incentive Stock Options

Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The exercise price per share of common stock underlying all other non-statutory stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100 percent are vested. Upon vesting, options may be exercised at the discretion of the holder at anytime until the option expires, which is generally ten years after issuance. No stock options were granted during the quarter ended April 1, 2007.

The following table summarizes the Company’s stock option activity for the quarter ended April 1, 2007:

	Number Of Options	Weighted-Average Exercise Price
Outstanding-beginning of period	5,111,829	$18.31
Granted	—	—
Exercised	—	—
Forfeited and expired	68,446	19.23
Outstanding and exercisable-end of period	5,043,383	$18.30

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

6.    Stock Incentive Plans (continued)

Further information about stock options outstanding at April 1, 2007 is as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted− Average Remaining Contractual Life (years)	Weighted− Average Exercise Price
$14.00 - 16.00	1,817,121	2.9	$14.99
$16.01 - 18.00	957,380	6.5	17.32
$18.01 - 20.00	354,588	6.8	19.38
$20.01 - 22.50	1,914,294	2.0	21.73
	5,043,383	3.5	$18.30

Restricted Stock Units

During the quarter ended April 1, 2007, the Company did not grant any restricted stock units (‘‘RSUs’’) pursuant to the 1997 Plan. The majority of RSUs issued vest based on the achievement of performance milestones over a period of time, typically achievement of certain levels of EBITDA within five years. The Company has assumed a 10 percent rate of forfeiture. The Company assesses the probability of the performance targets being achieved over the vesting period of the grants at each reporting period. If it is likely that the performance targets will be achieved over the vesting period, expense is recorded during the period for those shares which are likely to vest as a result of the achievement of those targets. To date, the Company has not recorded any expense for the units that may vest based on achievement of performance targets. In addition to the performance based RSUs, the Company has issued units which vest over a period of time, generally one to two years. These time-vested units result in compensation expense recognized over the vesting period. The following table summarizes the Company’s restricted stock units outstanding on April 1, 2007 and shows the RSU date-of-grant weighted average market price:

	Number of RSUs	Weighted-Average Grant Share Price
Outstanding-beginning of period	397,750	$11.44
Granted	—	—
Issued	15,208	12.29
Forfeited and expired	15,175	10.38
Outstanding and exercisable-end of period	367,367	$11.45

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

7.    Comprehensive Income and Changes in Components of Stockholders’ Equity

The components of comprehensive income for the quarters ended April 1, 2007 and March 26, 2006 are as follows:

(Dollars in thousands)	April 1, 2007	March 26, 2006
Net income	$29,086	$1,765
Reclassification of unrealized losses on fully effective hedges to net income, net of tax of $453 and $ 161, respectively	(638)	(232)
Net change in fair value of fully effective hedges, net of tax of $494 and $1,248, respectively	(696)	1,801
Retirement and post-retirement benefit plans changes, net of tax of $ (35)	50	—
Mark-to-market adjustment of investments, net of tax	36	2
Comprehensive income	$27,838	$3,336

The Company adopted two new accounting pronouncements on pension and post-retirement benefits and accounting for income tax uncertainties further explained in Notes 9 and 11, respectively. The adoption of these new accounting pronouncements effected retained earnings and accumulated other comprehensive income (loss) balances from those balances included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These effects, along with other changes in these components of stockholder’s equity, are as follows:

(Dollars in thousands)	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings
Balance at December 31, 2006	$(10,407)	$(15,104)
Adoption of new accounting pronouncements at beginning of the year:
Effect of adoption of change in the measurement date for pension and post-retirement benefits, net of income taxes of $ (3,042) and $ 214, respectively	4,283	(302)
Effect of adoption of accounting for income tax uncertainties	—	(3,868)
Balance at January 1, 2007, after adoption of new accounting pronouncements	(6,124)	(19,274)
1st Quarter Activity:
Dividends	—	(783)
Other comprehensive income, net of tax of $913	(1,248)	—
Net income	—	29,086
Balance at April 1, 2007	$(7,372)	$9,029

8.    Intangible and Other Assets

The Company’s goodwill and indefinite-lived intangible assets are not amortized but are subject to annual or, if required, more frequent review for impairment. The Company performs its annual impairment test as of the first day of the fourth quarter of each fiscal year. Other identifiable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are subject to tests of impairment when indicators of impairment are present.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

8.    Intangible and Other Assets (continued)

The following table displays intangible assets subject to amortization and intangible assets not subject to amortization at April 1, 2007 and December 31, 2006:

	April 1, 2007			December 31, 2006
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer and subscriber lists	$9,477	$(8,904)	$573	$9,477	$(8,678)	$799
Non-compete covenants	3,653	(2,447)	1,206	3,653	(2,370)	1,283
Debt issuance costs	6,266	(1,110)	5,156	6,266	(873)	5,393
Total	$19,396	$(12,461)	$6,935	$19,396	$(11,921)	$7,475
Intangible assets not subject to amortization:
Mastheads	137,375	—	137,375	137,375	—	137,375
Total other intangible assets	$156,771	$(12,461)	$144,310	$156,771	$(11,921)	$144,850

The following table shows amortization expense for the quarters ended April 1, 2007 and March 26, 2006:

(Dollars in thousands)	April 1, 2007	March 26, 2006
Amortization expense for intangible assets	$303	$468
Amortization of debt issuance costs	237	281
Total amortization expense	$540	$749

For purposes of expense classification, amortization of debt issuance costs are included as ‘‘Net interest expense and other’’ in the accompanying condensed consolidated statements of income. During the quarter ended March 26, 2006, the Company wrote off $5.7 million in unamortized debt issuance costs related to borrowings that were refinanced in that same quarter.

There were no changes in the carrying amount of goodwill during the quarter ended April 1, 2007. Changes during the fiscal year ended December 2006 reflect the addition of goodwill for the acquisition of Suburban Lifestyles, the write-down of a portion of the Company’s Michigan cluster goodwill, as well as adjustments to the purchase prices of JobsInTheUS and Suburban Lifestyles.

The changes in the carrying amount of goodwill are as follows:

(Dollars in thousands)	April 1, 2007	December 31, 2006
Beginning balance	$726,897	$757,780
Goodwill acquired during year	—	3,388
Asset write-down	—	(33,660)
Adjustments	—	(611)
Ending balance	$726,897	$726,897

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

9.    Pension and Other Post-retirement Benefits

In September 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (‘‘SFAS 158’’). SFAS 158 amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS 158 required companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. The Company adopted these provisions at the end of its fiscal year ended December 31, 2006.

Additionally, SFAS 158 changes the measurement date to be the end of the Company’s fiscal year. The effective date for this part of the statement is for fiscal years ending after December 15, 2008 with early adoption encouraged. The Company adopted this part of the standard at the beginning of the first quarter of 2007. The effect of adopting the change in measurement date provisions of SFAS 158 as of January 1, 2007 is shown in the following table (also see Note 7):

(Dollars in thousands)	Before Application of SFAS 158 Measurement Date Provisions	Effect of Adoption	After Application of SFAS 158 Measurement Date Provisions
Current liabilities	$419	—	$419
Non-current liability for post-retirement benefits	$12,020	$(7,235)	$4,785
Deferred taxes	$9,879	$(3,042)	$6,837
Accumulated other comprehensive (loss) income	$(10,407)	$4,283	$(6,124)
(Accumulated deficit) and retained earnings	$(15,104)	$(302)	$(15,406)
Total stockholders’ equity	$199,843	$3,981	$203,824

Net periodic benefit cost and other benefit information

Net Periodic Benefit Cost for the quarters ended April 1, 2007 and March 26, 2006 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(Dollars in thousands)	April 1, 2007	March 26, 2006	April 1, 2007	March 26, 2006
Components of Net Periodic Benefit Cost(income):
Service Cost	$225	$763	$6	$6
Interest Cost	1,605	1,550	66	66
Expected Return on Plan Assets	(2,287)	(2,141)	—	—
Amortization of Net:
Transition Obligation	—	—	—	—
Prior Service Cost	(12)	(88)	—	—
Loss/(Gain)	184	388	(87)	(98)
Net Periodic Benefit Cost	$(285)	$472	$(15)	$(26)

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

9.    Pension and Other Post-retirement Benefits (continued)

The Company does not expect to contribute to its defined benefit pension plans and expects to contribute approximately $431,000 to its post-retirement health and life insurance plans in fiscal year 2007. During the quarter ended April 1, 2007, approximately $64,000 was contributed to Company sponsored post-retirement health and life insurance plans. No contributions were made during the first quarter 2007 to the Company’s defined benefit plans.

Effective January 1, 2007, the Company introduced a new retirement plan and changed its defined benefit pension plan for non-union employees. The Company currently has several 401(k) plans and a defined benefit pension plan that cover non-union employees in 14 locations. Approximately 1,500 non-union employees who are currently covered by a defined benefit pension plan are now eligible to participate in an IRS designated Safe Harbor 401(k) plan. In addition, certain other non-union employees who did not participate in the Company’s defined benefit pension plan are eligible to participate in the IRS designated Safe Harbor 401(k) plan. Under the new 401(k) plan, eligible employees can receive up to a 4 percent Company match with immediate vesting. Retirement benefits earned by non-union employees through December 31, 2006 under the defined benefit pension plan will be preserved.

10.    Contingencies

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. These actions are generally for amounts greatly in excess of any payments that may be required to be made. It is the opinion of management, after reviewing these actions with legal counsel to the Company, that the ultimate liability that might result from these actions is not expected to have a material adverse effect on the Company’s condensed consolidated balance sheets, statements of income, or statements of cash flows.

11.    Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, the Company recognized a net increase of $3.9 million (after federal benefit) in the liability for unrecognized tax benefits through a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $29 million (before federal benefit) of unrecognized tax benefits. If recognized, $20.7 million of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. During the quarter ended April 1, 2007, the amount of unrecognized tax benefits increased $1.5 million.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. As of January 1, 2007, the Company has accrued $10 million (before federal benefit) of interest related to the unrecognized tax benefits. For the quarter ended April 1, 2007, the Company accrued additional interest of $0.6 million (before federal benefit).

The Company and its subsidiaries are subject to U.S federal income tax as well as income tax of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
(Unaudited)

11.    Income Taxes (continued)

rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax years 2000, 2001, and 2003 as a result of a refund claim due to a capital loss carryback. In addition, the Internal Revenue Service has commenced an audit of the 2004 return. The statute of limitations for certain states is open from 1996 to 2006. The Company does not anticipate that the total unrecognized tax benefits will significantly change within the next year.

12. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (‘‘SFAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), which permits all entities to choose, at specified election dates, to measure eligible items at fair value that currently are not measured at fair value. Any business entity electing to measure eligible items at fair value would report unrealized gains and losses in earnings in subsequent periods and all up front costs and fees related to the fair value item are to be recognized in earnings as incurred and not deferred. The option is applied instrument by instrument with certain exceptions, is irrevocable and applied to the entire financial instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively with the exception that a business entity may elect to value existing eligible items and shall report the effect of this re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting this statement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s (as hereinafter defined) expectations, forecasts, projections, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Company’s plans and objectives for future operations and trends affecting the Company’s financial condition and results of operations. In addition, the words ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘believes’’ and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company’s acquisition strategy, dispositions, the Company’s ability to achieve cost reductions and integrate acquisitions, competitive pressures including competition from non-newspaper forms of media, general or regional economic conditions, advertising trends, the unavailability or a material increase in the price of newsprint, material increases in interest rates, changes in performance that affect financial covenant compliance or funds available for borrowing, technological changes, the adoption of new accounting standards or changes in accounting standards. These and other factors are discussed in more detail in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company’s principal business is publishing newspapers in print and online in the United States, and the Company’s publications are primarily daily and non-daily newspapers. The Company derives its revenues primarily from advertising, paid circulation and commercial printing.

As of April 1, 2007, the Company owns 22 daily newspapers and 345 non-daily publications. The Company also currently operates 222 individual Web sites that are affiliated with the Company’s daily newspapers, non-daily publications and the Company’s network of employment Web sites. All of the Company’s Web sites can be accessed at www.journalregister.com. The Company’s operations are strategically clustered in six geographic areas: Greater Philadelphia; Michigan; Connecticut; Greater Cleveland; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns JobsInTheUS, a network of premier employment Web sites in the eastern part of the United States of America. The Company has total paid daily circulation of approximately 559,000, total paid Sunday circulation of approximately 586,000 and total non-daily distribution of approximately 6 million.

The Company’s newspapers are characterized by their intense focus on the coverage of local news and local sports, their compelling graphic design and their colorful, reader-friendly packages. The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of the Company’s newspapers are tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high product quality standards and uses extensive process color and graphic design to more fully engage existing readers and to attract new readers. The Company’s newspapers typically are produced using advanced prepress pagination technology, and are printed on efficient, high-speed presses.

Online Operations

The Company is committed to expanding its business through Internet initiatives. The primary source of the Company’s online revenue is classified advertising. For the quarter ended April 1, 2007,

the Company’s Web sites generated approximately $4.0 million of revenue as compared to approximately $3.2 million for the quarter ended March 26, 2006, an increase of 25.8 percent. In addition, for the first quarter of 2007, the Company’s Web sites generated approximately 100.4 million page views, which reflect an 18.4 percent increase as compared to the prior year end.

On November 20, 2006, Yahoo! Inc. announced a strategic partnership with more than 150 daily U.S. newspapers, including 22 of the Company’s daily newspapers, to deliver search, graphical and classified advertising to consumers in the communities where they live and work. Beginning with recruitment advertising, the newspapers and Yahoo! HotJobs are bringing one of the largest online audiences, targeting capabilities, local expertise and advertising power to recruiters and jobseekers. In addition, the consortium plans to work together to provide search, content, and local applications across the newspapers’ Web sites. As of March 2007, this program was operational at all 22 daily newspapers.

In April 2007, the Company entered into a second phase of its relationship with Yahoo! that will integrate Yahoo’s search and other cutting edge online advertising technologies into the Company’s web platforms. This new technology is so compelling that membership in the consortium has also expanded creating an even more comprehensive national network. This alliance allows for 1) the extended distribution of local recruitment ads through the Company’s co-branded employment Web sites with Yahoo! HotJobs; 2) access to Yahoo’s advanced technology, including search and ad serving functionality; 3) expansion of local audiences by the partnership creating a powerful national advertising network; and 4) linkage between the Company’s newspapers with the current Yahoo! audiences which include desirable younger demographics. The Company believes the Yahoo! alliance will eventually lead to the most comprehensive advertising network in the online industry.

In another 2006 initiative, the Company began the development of a new Web site platform that will replace its existing Web sites and the Company expects that this new platform will be used by all of its newspapers. This new Web site design will enhance the users experience through video streaming and pod casting and will attract advertisers to use the Web sites for their local advertising needs. This platform is currently operational in West Chester, PA through the Company’s www.dailylocal.com Web site and it is expected that this web platform will be expanded to all of the Company’s clusters during 2007.

The Company’s online objective is to make its Web sites, all of which are accessible through www.journalregister.com, the local information portal for their respective markets by establishing such Web sites as the indispensable source of useful and reliable community news, sports, information and advertising in their markets.

Acquisitions and Dispositions

On March 29, 2006, the Company acquired the assets of the Suburban Lifestyles Community Newspaper Group, (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles has been integrated into the Company’s Michigan cluster.

In December 2006, the Company signed a definitive agreement to sell its Massachusetts group community newspapers to Gatehouse Media for approximately $70 million in cash and $2 million in estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts and five non-daily publications. The sale transaction was completed on February 9, 2007. On February 5, 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale were The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of these two sales were used to pay down debt and for general working capital purposes. Additionally, the Company recognized an aggregate gain of $27.7 million, net of income taxes of $17.9 million in the first quarter of 2007. The proceeds, net of direct costs, which totaled $78.8 million, are reported as cash provided by investing activities of discontinued operations in the accompanying condensed consolidated statements of cash flows.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and significant estimates are detailed in its Annual Report on Form 10-K for the year ended December 31, 2006. As of April 1, 2007, the Company’s critical accounting policies have not changed from December 31, 2006, except for recently adopted accounting pronouncements for the measurement date of pension accounting and income tax uncertainties as discussed in notes 9 and 11, respectively, to the condensed consolidated financial statements.

Results of Operations

For the Quarter Ended April 1, 2007 as Compared to the Quarter Ended March 26, 2006

Unless specifically stated otherwise, all discussion of revenues and operating and other expenses reflect the Company’s continuing operations. Additionally, in this discussion, the Company may compare revenues and expenses without the effects of businesses operated for less than a year. These comparisons are referred to as a same store comparison.

Net income for the quarter ended April 1, 2007 was $29.1 million, or $0.74 per diluted share, versus $1.8 million, or $0.04 per diluted share, for the quarter period ended March 26, 2006. The Company’s 2007 first quarter net income was favorably impacted by the gain on the sale of its New England newspaper operations which accounted for $27.7 million, net of tax, or $0.70 per diluted share. In the Company’s first quarter of 2006, net income was unfavorably impacted by the write-off of deferred financing costs of $3.4 million, net of tax, or $0.14 per diluted share.

Revenues

	For the Quarter Ended
(Dollars in thousands)	April 1, 2007	% of Total	March 26, 2006	% of Total	% Increase (Decrease)
Advertising revenue	$86,353	75.6	$92,714	77.1	(6.9)
Circulation revenue	22,912	20.1	23,081	19.2	(0.7)
Newspaper revenue	109,265	95.7	115,795	96.3	(5.8)
Commercial print and other revenue	4,860	4.3	4,496	3.7	8.1
Total revenues	$114,125	100.0	$120,291	100.0	(5.1)

Total revenues from continuing operations decreased $6.2 million, or 5.1 percent, to $114.1 million for the quarter ended April 1, 2007. Newspaper revenues for the quarter ended April 1, 2007 as compared to the prior year period decreased $6.5 million, or 5.8 percent, to $109.3 million. Advertising revenues decreased 6.9 percent to $86.4 million, as compared to $92.7 million for the first quarter of 2006. Circulation revenues, net of applicable discounts, for the quarter ended April 1, 2007 decreased approximately $0.2 million, or 0.7 percent, as compared to the prior year period. Commercial printing and other revenues for the quarter ended April 1, 2007 increased by approximately $0.4 million, or 8.1 percent, to $4.9 million as compared to the prior year period. Online revenues, which are included in advertising revenue, for the quarter endedApril 1, 2007 were $4.0 million, an increase of 25.8 percent compared to the prior year period.

Advertising Revenue Performance by Category:

The following table sets forth the Company’s total advertising revenues, by category:

	For the Quarter Ended
(Dollars in thousands)	April 1, 2007	% of Total	March 26, 2006	% of Total	%(Decrease)
Local	$46,719	41.0	$48,699	40.5	(4.1)
Classified	36,077	31.6	38,981	32.4	(7.4)
National	3,557	3.0	5,034	4.2	(29.4)
Total advertising revenues	$86,353	75.6	$92,714	77.1	(6.9)

Local.    Local retail advertising revenues for the first quarter of 2007 decreased 4.1 percent as compared to the prior year quarter. This was due to a decline of 6.2 percent in the Company’s Michigan cluster. Absent the Michigan cluster, local retail advertising revenues declined 3.2 percent, comparing the first quarter of 2007 to the same prior year period. Additionally, the Michigan cluster’s 2006 first quarter revenues include revenue from the Super Bowl held in Detroit in that quarter.

Classified.    Classified advertising revenues decreased 7.4 percent in the first quarter of 2007, as compared to the prior year quarter. Classified real estate advertising revenues decreased 9.8 percent for the current quarter. The overall softness in the housing market led to a real estate advertising decrease in the majority of the Company’s clusters with its Michigan cluster declining by 27.7 percent on a quarter-to-quarter basis. Classified employment advertising revenues were down 2.0 percent for the quarter. Increases in classified employment revenues of 44.0 percent in JobsInTheUS were offset by a decrease of 10.2 percent in the Company’s Michigan cluster. Classified automotive advertising revenues declined in all of the Company’s clusters for the 2007 first quarter, and were down 20.7 percent for the quarter as compared to the prior year quarter, again due to declines in its Michigan cluster. These declines were due to a weak automotive market which has negatively affected local auto dealer advertising budgets. Classified other advertising revenues increased approximately one percent in the first quarter of 2007, as compared to the prior year quarter.

National.    National advertising revenues represent less than four percent of the Company’s advertising revenues. These revenues decreased 29.4 percent, for the quarter ended April 1, 2007, as compared to the prior year quarter. The 2006 period benefited from higher levels of national advertising from telecommunications providers.

Operating Expenses:

	For the Quarter Ended
(Dollars in thousands)	April 1, 2007	% of Total Revenue	March 26, 2006	% of Total Revenue	% Increase (Decrease)
Salaries and employee benefits	$47,873	42.0	$50,925	42.3	(6.0)
Newsprint, ink and printing charges	11,578	10.1	11,458	9.5	1.0
Selling, general and administrative	19,380	17.0	18,766	15.6	3.3
Depreciation and amortization	4,587	4.0	4,343	3.6	5.6
Other	16,299	14.3	16,304	13.6	(0.5)
Total operating expenses	$99,717	87.4	$101,796	84.6	(2.0)

Salaries and employee benefits.    Salaries and employee benefit expenses were 42.0 percent of the Company’s revenues for the quarter ended April 1, 2007, as compared to 42.3 percent for the quarter ended March 26, 2006. Salaries and employee benefits decreased $3.1 million, or 6.0 percent, for the quarter ended April 1, 2007 to $47.9 million, as compared to $50.9 million in the prior year period. The decrease in salaries and employee benefits in the current period as compared to the prior year period is primarily due to lower head count in the first quarter of 2007 as compared to the same period in 2006 and a change in pension benefits (see Note 9 of the condensed consolidated financial statements).

Newsprint, ink and printing charges.    For the quarter ended April 1, 2007, newsprint, ink and printing charges were 10.1 percent of the Company’s revenues, as compared to 9.5 percent for the quarter ended March 26, 2006. Newsprint, ink and printing charges for the quarter ended April 1, 2007 remained relatively flat as compared to the quarter ended March 26, 2006. The Company’s newsprint expense decreased approximately four percent for the quarter ended April 1, 2007 as compared to the prior year period, reflecting a decrease in consumption of approximately six percent partially offset by an increase in unit cost. The improvement in newsprint was offset by increases in ink and printing charges which increased over 10 percent in the first quarter of 2007 compared to the same 2006 period.

Selling, general and administrative.    Selling, general and administrative expenses were 17.0 percent and 15.6 percent of the Company’s revenues for the quarters ended April 1, 2007 and March 26, 2006, respectively. As compared to the prior year period, selling, general and administrative expenses for the quarter ended April 1, 2007 increased $0.6 million, or 3.3 percent, to $19.4 million. The majority of the increase was related to additional promotional costs of JobsInTheUS as it expands into new states, promotion costs of Yahoo! HotJobs as this program became operational in March 2007 and the acquisition of Suburban Lifestyles acquired in March 2006. JobsInTheUS expanded operations into Alabama, Mississippi, and Louisiana in the first quarter of 2007.

Depreciation and amortization.    Depreciation and amortization expenses were 4.0 percent and 3.6 percent of the Company’s revenues for the quarters ending April 1, 2007 and March 26, 2006, respectively.

Other expenses.    Other expenses, primarily related to circulation and delivery costs, were 14.3 percent and 13.6 percent of the Company’s revenues for the quarters ended April 1, 2007 and March 26, 2006, respectively but remained flat at $16.3 million for both reporting periods.

Operating income.    Operating income was $14.4 million, or 12.6 percent of the Company’s revenues, for the quarter ended April 1, 2007 as compared to $18.5 million, or 15.4 percent of the Company’s revenues, for the quarter ended March 26, 2006. The decrease in operating income was attributable to the decline in revenues of $6.2 million partially offset by cost control measures put in place in 2007 compared to the same period in 2006. Operating expenses for the first quarter 2007 included $1.6 million of investments in the Company’s online initiatives which offset the full benefit of cost control measures. The Company continues to invest in online opportunities.

Other Income (Expense):

Net. interest and other expense.    Net interest and other expense increased approximately $0.1 million, or 1.2 percent, for the quarter ended April 1, 2007 as compared to the quarter ended March 26, 2006. The Company’s weighted average borrowing rate increased to 6.2 percent in the first quarter of 2007 from 5.7 percent in the first quarter of 2006. This rate increase was offset by a decrease in the Company’s average outstanding debt over the prior year first quarter.

Provision for income taxes.    The provision for income taxes increased by approximately $1.1 million for the quarter ended April 1, 2007 as compared to the quarter ended March 26, 2006, reflecting an increase in pretax net income. The Company’s effective tax rate for the first quarter of 2007 was 55.5 percent which reflects tax interest charges on uncertain tax positions that was required to be recognized as a result of its adoption of a new accounting standard in 2007 (See Note 11 of the condensed consolidated financial statements) This additional charge had the effect of decreasing net income by $0.01 per diluted share. Absent this tax interest charge, the Company’s effective tax rate would be 39.3 percent in 2007 the same as that in 2006. The Company expects that the Company’s effective tax rate for the entire year will be 44.5 percent.

Liquidity and Capital Resources

The Company’s operations have historically generated strong positive annual cash flows from operating activities. The Company believes that cash flows from operations and the availability of funds from external sources will be sufficient to fund its ongoing operating needs, capital expenditure requirements and long-term debt obligations, and will provide the Company with the flexibility to pay quarterly dividends.

Cash flows from operating activities.    Net cash provided by operating activities for the quarter ended April 1, 2007 was $5.2 million as compared to $14.9 million for the quarter ended March 26, 2006. Current assets were $81.2 million and current liabilities were $83.1 million as of April 1, 2007 as compared to current assets of $89.5 million and current liabilities of $95.4 as of December 31, 2006. The decrease in current liabilities primarily reflects the repayment of $22.5 million of the current portion of long-term debt under the Company’s term loans offset by an increase in income taxes payable which was primarily due to the tax liability associated with the sales of its New England operations.

Cash flows from investing activities.    Net cash used by investing activities of continuing operations was $9.6 million for the quarter ended April 1, 2007 reflecting amounts used for capital expenditures. Of these capital expenditures, $5.0 million was for costs in connection with the build-out of the Clinton Township, Michigan press and mailroom facility and $1.5 million was related to the Company’s investment in the its online operations. The net proceeds from the sale of the Company’s New England newspaper operations of $78.8 million are included in net cash provided by investing activities of discontinued operations. Net cash used in investing activities was $3.1 million for the quarter ended March 26, 2006, all of which was for property, plant and equipment.

The Company has a capital expenditure program of approximately $30.0 million in place for 2007, including planned expenditures of approximately $11.0 million related to the new press and mailroom for the Macomb Daily. The Company’s 2007 capital expenditure program also includes: spending on technology, including prepress and business systems; web development; computer hardware and software; building and leasehold improvements; other machinery and equipment; and vehicles. The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs and believes that it is sufficient to maintain the Company’s current level and quality of operations. The new press and mailroom facility is on schedule to be completed in the third quarter of 2007.

Cash flows from financing activities.    Net cash used in financing activities was $74.8 million for the quarter ended April 1, 2007, which includes $32.5 million for repayments on the Company’s term loan through June 2008 and $41.5 million net repayment on its revolving credit facility. Subsequent to April 1, 2007, the Company made an additional repayment of the term loans of $10.0 million. Net cash used in financing activities was $11.3 million for the quarter ended March 26, 2006, of which $7.8 million was used for the share repurchase program, $2.5 million for the payment of debt issuance fees associated with the January 2006 refinancing and $0.3 million was used to repay debt.

Additionally in the first quarter of 2006, the Company amended and restated its Credit Agreement. The Company borrowed $625 million in a Term Loan and $130.5 million in a revolving credit loan. These borrowings were used primarily to repay term loans and revolving credit loans outstanding.The borrowings currently outstanding under the Amended Credit Agreement bear interest based on various LIBOR-based Rates (determined daily) plus 1.00 percent or the Prime Rate.

The Company is required to maintain specified financial ratios, and are also subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers and dispositions of assets), to authorize dividends and distributions on its capital stock, and to undertake certain capital expenditures. The borrowings are fully and unconditionally guaranteed by each of its subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of its assets as collateral for the borrowings.

The Company is required under the terms of the Credit Agreement to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt to reduce the potential exposure of its future cash flows to fluctuations in variable interest rates. The minimum requirement varies depending on the Company’s Total Leverage Ratio, as defined in the Amended Credit Agreement. Pursuant to these requirements, the Company maintains and from time to time enters into new IRPAs consisting of (i) interest rate collars that establish a base interest rate ceiling and a base interest rate floor and (ii) interest rate swaps in which the Company exchanges a portion of the Company’s floating rate debt for fixed rate debt, in each case at no initial cost to the Company.

The Company is required to pay down the principal amount of the term loan in quarterly installments with a final payment of $340 million on August 12, 2012. Interest and commitment fees are payable quarterly or at the end of a borrowing period, whichever is shorter. The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time. As of April 1, 2007, the maximum availability under the Revolving Credit Facility was $295.1 million, with approximately $79.0 million available based on the terms and covenants of the Credit Agreement. The Company’s weighted average effective interest rate was approximately 6.2 percent for the quarter ended April 1, 2007 and approximately 5.7 percent for the quarter ended March 26, 2006.

As a result of adopting new accounting pronouncements for income tax uncertainties and pension accounting, the Company’s long-term tax liabilities increased by a net $3.9 million while the Company’s long-term pension obligations decreased by $7.2 million primarily from favorable performance of the pension plans assets (see Notes 11 and 9 in the condensed consolidated financial statements, respectively).

Reconciliation of Certain Non-GAAP Financial Measures.

The Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company’s results from operations and cash resources generated from its business in a more consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company’s operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by the Company’s chief operating decision makers to measure the operating results and performance of the Company and its operations. The Company believes the use of EBITDA is appropriate given the generally predictable cash flow generated by its operations and the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in its Credit Agreement.

All EBITDA figures in this report are non-GAAP financial measures. The Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. For the quarter ended April 1, 2007, EBITDA was $19.0 million as compared to $22.8 million for the quarter ended March 26, 2006. Additionally, the Company defines EBITDA margin as EBITDA divided by total revenues.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, the Company’s calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between income from continuing operations and EBITDA for the quarters ended April 1, 2007 and March 26, 2006.

(Dollars in thousands, except per share amounts)	April 1, 2007	March 26, 2006
Income from continuing operations	$1,512	$1,159
Add: Provision for income taxes	1,840	750
Add: Loss on write-off of debt issuance costs	—	5,662
Add: Net interest expense and other	11,056	10,924
Operating income	14,408	18,495
Add: Depreciation and amortization	4,587	4,343
EBITDA	$18,995	$22,838
EBITDA margin	16.6%	19.0%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, details the Company’s disclosures about market risk. As of March 2007, there have been no material changes in the market risk for the Company from December 2006.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to its business (including consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The current status of the Company’s legal proceedings is discussed in Note 10 of the condensed consolidated financial statements presented in Part I.

Item 1A. Risk Factors

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The following is an update to the risk factors described in ‘‘Item 1A-Risk Factors’’ in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Dependence on Local Economies.    The Company believes that it is appropriate to emphasize that its advertising revenues and to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local populations, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions. For example, the Company’s Michigan and Ohio clusters are particularly impacted by the automotive industry sector.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

There are no material changes to the share repurchase program as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Approximately $11.9 million of stock may yet be purchased under the Board authorized repurchase plan. The Company did not repurchase any of its shares of common stock during the first quarter of 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 2, 2007. At the Annual Meeting, the stockholders elected James W. Hall, Stephen P. Mumblow and Burton B. Staniar as Class A directors of the Company to hold office until the 2010 Annual Meeting of Stockholders. The stockholders also approved the amended and restated 1997 Stock Incentive Plan and ratified the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal year 2007.

Each of the Class A directors nominated by the Company was elected with the following voting results:

	VOTES FOR	VOTES WITHHELD
James W. Hall	31,579,000	491,905
Stephen P. Mumblow	31,578,926	491,979
Burton B. Staniar	31,579,569	491,336

The other proposals submitted to the stockholders were approved with the following voting results:

	VOTES CAST FOR	VOTES CAST AGAINST	ABSTENTIONS
Amended and restated 1997 Stock Incentive Plan	24,312,281	2,753,484	10,104
Ratify the appointment of Grant Thornton LLP as the Company’s Independent registered public accounting firm for fiscal year 2007	31,729,002	337,982	3,921

Item 6. Exhibits

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2007	JOURNAL REGISTER COMPANY
By: /s/ Julie A. Beck
Julie A. Beck Senior Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)