Form 10-Q
period 2007-07-01
JOURNAL REGISTER CO
filed 2007-08-09
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 1, 2007

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

(Former Address of Principal Executive Offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 39,146,002 shares outstanding (exclusive of treasury shares) as of August 1, 2007.

JOURNAL REGISTER COMPANY
INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	July 1, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$4,238	$3,930
Accounts receivable, net	52,202	54,914
Inventories, consisting of newsprint and other raw materials	7,324	8,663
Deferred income taxes	2,635	9,441
Other current assets	7,934	7,456
Current assets of discontinued operations	—	5,058
Total current assets	74,333	89,462
Property, plant and equipment:
Property, plant and equipment, at cost	324,134	309,040
Less: accumulated depreciation	(155,299)	(147,166)
Property, plant and equipment, net	168,835	161,874
Intangible and other assets:
Goodwill	726,897	726,897
Other intangible assets, net of accumulated amortization of $13,001 and $11,921, respectively	143,770	144,850
Fair market value of hedges	7,548	5,974
Other assets	1,544	1,277
Non-current assets of discontinued operations	—	30,448
Total assets	$1,122,927	$1,160,782
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$—	$22,500
Accounts payable	17,986	19,028
Income taxes payable	7,357	—
Other accrued expenses and current liabilities	52,166	51,677
Current liabilities of discontinued operations	—	2,157
Total current liabilities	77,509	95,362
Long-term debt, less current portion	650,600	707,700
Deferred income taxes	111,645	115,207
Accrued retiree benefits	4,356	12,071
Income taxes payable	36,163	17,776
Other non-current liabilities	8,454	9,097
Non-current liabilities of discontinued operations	—	3,726
Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued	484	484
Additional paid-in capital	362,106	362,236
Retained earnings (accumulated deficit)	13,751	(15,104)
Treasury stock at cost 9,293,097 shares and 9,315,545 shares at July 1, 2007 and December 31, 2006, respectively	(137,034)	(137,366)
Accumulated other comprehensive loss, net of income taxes	(5,107)	(10,407)
Stockholders’ equity	234,200	199,843
Total liabilities and stockholders’ equity	$1,122,927	$1,160,782

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Dollars and shares in thousands, except per share data)	July 1, 2007	June 25, 2006(1)	July 1, 2007	June 25, 2006(1)
Revenues:
Advertising	$92,659	$103,617	$179,012	$196,332
Circulation	22,999	23,104	45,911	46,185
Newspaper revenues	115,658	126,721	224,923	242,517
Commercial printing and other	5,028	5,115	9,888	9,611
Total revenues	120,686	131,836	234,811	252,128
Operating expenses:
Salaries and employee benefits	46,910	54,021	94,783	104,947
Newsprint, ink and printing charges	11,441	12,355	23,019	23,813
Selling, general and administrative	18,848	19,066	38,228	37,841
Depreciation and amortization	4,784	4,482	9,371	8,825
Other	16,609	17,184	32,908	33,479
Total operating expenses	98,592	107,108	198,309	208,905
Operating income	22,094	24,728	36,502	43,223
Net interest expense and other	(9,937)	(10,397)	(20,993)	(21,321)
Write-off of debt issuance costs	—	—	—	(5,662)
Income from continuing operations before income taxes	12,157	14,331	15,509	16,240
Provision for income taxes	6,637	5,641	8,477	6,391
Income from continuing operations	5,520	8,690	7,032	9,849
Income (loss) from discontinued operations of New England cluster, net of income taxes	—	1,088	(86)	1,694
Gain on sales of New England cluster operations, net of income taxes	—	—	27,660	—
Net income	$5,520	$9,778	$34,606	$11,543
Income per common share (basic)
Income from continuing operations	$0.14	$0.22	$0.18	$0.25
Income (loss) from discontinued operations of New England cluster, net of income taxes	—	0.03	—	0.04
Gain on sales of New England cluster operations, net of income taxes	—	—	0.70	—
Net income per common share (basic)	$0.14	$0.25	$0.88	$0.29
Income per common share (diluted)
Income from continuing operations	$0.14	$0.22	$0.18	$0.25
Income (loss) from discontinued operations of New England cluster, net of income taxes	—	0.03	—	0.04
Gain on sales of New England cluster operations, net of income taxes	—	—	0.70	—
Net income per common share (diluted)	$0.14	$0.25	$0.88	$0.29
Dividends declared per common share	$0.02	$0.02	$0.04	$0.04
Weighted-average shares outstanding:
Basic	39,140	39,497	39,134	39,837
Diluted	39,291	39,530	39,231	39,860

(1)	The thirteen and twenty-six weeks ended June 25, 2006 have been revised to show discontinued operations. Revenues and operating income are from continuing operations.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
(Dollars in thousands)	July 1, 2007	June 25, 2006(1)
Cash flows from operating activities:
Net income	$34,606	$11,543
Less: (Loss) income from discontinued operations	(86)	1,694
Less: Gain from sales of discontinued operations	27,660	—
Income from continuing operations	7,032	9,849
Adjustments to reconcile net income to net cash provided by operating activities	18,479	17,396
Changes in operating assets and liabilities, net	(6,683)	7,388
Net cash provided by operating activities of continuing operations	18,828	34,633
Net cash (used in) provided by operating activities of discontinued operations	(23)	2,698
Net cash provided by operating activities	18,805	37,331
Cash flows from investing activities:
Purchase of property, plant and equipment	(16,301)	(9,974)
Net proceeds from sale of property, plant and equipment	133	140
Purchase of business, net of cash acquired	—	(2,917)
Net cash used in investing activities of continuing operations	(16,168)	(12,751)
Net cash provided by (used in) investing activities of discontinued operations	78,838	(521)
Net cash provided by (used in) investing activities	62,670	(13,272)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	755,500
Extinguishment of prior long-term debt	—	(755,500)
Debt issuance fees	—	(2,463)
Repayments of long-term debt	(42,500)	—
Borrowings from revolving credit facility	76,950	51,700
Repayment of revolving credit facility	(114,050)	(57,100)
Dividends paid	(1,567)	(1,599)
Purchase of Company stock	—	(13,874)
Other financing activities	—	(156)
Net cash used in financing activities	(81,167)	(23,492)
Increase in cash and cash equivalents	308	567
Cash and cash equivalents, beginning of period	3,930	2,410
Cash and cash equivalents, end of period	$4,238	$2,977

(1)	2006 has been revised to show discontinued operations separate from the Company’s continuing operations.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the ‘‘Company’’). The Company publishes daily and non-daily newspapers, in print and online, serving markets in the Greater Philadelphia area, Michigan, Connecticut, the Greater Cleveland area, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company also owns JobsInTheUS, a network of premier employment Web sites. The Company was incorporated on March 11, 1997 and became a publicly traded company in May 1997.

The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter. The periods presented for both 2007 and 2006 encompass 13 and 26 week periods. The periods presented are hereinafter referred to as either ‘‘the thirteen weeks’’ or ‘‘quarter ended’’ and either ‘‘the twenty-six weeks’’ or ‘‘half year ended’’ or ‘‘six months ended’’.

The condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position as of July 1, 2007 and the results of its operations and cash flows for the thirteen and twenty-six weeks ended July 1, 2007 and June 25, 2006. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the periods ended July 1, 2007, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2006, except for accounting pronouncements adopted in 2007 for the change in the measurement date for pension accounting and income tax uncertainties as discussed in notes 9 and 11, respectively.

2.    Reclassifications and Discontinued Operations

The Company sold its New England cluster newspaper properties, consisting of the Massachusetts and Rhode Island groups of newspapers, in February 2007. As a result of these sales, more fully discussed in note 4, the Company’s previously reported financial statements for 2006 have been revised to present those newspaper operations as discontinued operations separate from the continuing operations of the Company in the accompanying condensed consolidated statements of income. The Company reclassified $5.7 million of non-current liabilities of discontinued operations to accrued retiree benefits on its condensed consolidated balance sheet at December 31, 2006 to reflect the finalized sales agreements of its New England cluster operations. Results of discontinued operations include an allocation of interest based on a ratio of net assets of the discontinued operations to the total consolidated net assets. Additionally, the condensed consolidated balance sheets and statements of cash flows have been revised to present assets, liabilities and cash flows from discontinued operations separate from those of continuing operations.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

3.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Shares in thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Weighted-average shares – basic	39,140	39,497	39,134	39,837
Effect of dilutive securities:
Restricted stock units	151	33	97	23
Weighted-average shares – diluted	39,291	39,530	39,231	39,860

Options to purchase approximately 4.2 million shares of common stock at a range of $14.00 to $22.50 per share were outstanding for the thirteen and twenty-six week periods ended July 1, 2007, but were not included in the computation of diluted earnings per share for such periods because the exercise prices were greater than the average market price of the common shares during such periods. Similarly, options to purchase 5.2 million shares of common stock at a range of $14.00 to $22.50 were outstanding for the thirteen and twenty-six week periods ended June 25, 2006, but were not included in the computation of the diluted earnings per share for such periods because the exercise prices of those options were greater than the average market price of the common shares during such periods. Additionally, performance based restricted stock units of 0.3 million shares for both the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006, have been excluded from the computation of diluted earnings per share for each period because management has determined that the performance criteria will not be met in fiscal 2007.

4.    Acquisitions and Dispositions

The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of properties are subject to closing costs and may be subject to the finalization of customary adjustments. Results of operations of the Company’s acquisitions are included in the Company’s results of operations from the dates of their respective acquisition. The results of operations, cash flows and assets and liabilities of the Company’s dispositions are reflected as discontinued operations.

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

During December 2006, the Company signed a definitive agreement to sell its Massachusetts group of community newspapers to Gatehouse Media for approximately $72 million in cash and estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale were The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts and five non-daily publications. The sale transaction was completed on February 9, 2007. On February 5, 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The newspapers included in the sale are The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of the sales were

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

4.    Acquisitions and Dispositions   (continued)

used to pay down debt and for general working capital purposes. The Company recorded an aggregate gain on the disposition of these newspaper operations, after direct costs of the transactions, of $27.7 million (net of income taxes of $17.9 million). The proceeds, net of direct costs, which totaled $78.8 million, are reported as cash provided by investing activities of discontinued operations in the accompanying condensed consolidated statements of cash flows.

The following chart summarizes the aggregate results of the Rhode Island and Massachusetts newspaper operations for the periods presented in the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Dollars in thousands)	July 1, 2007	June 25, 2006	July 1, 2007 (a)	June 25, 2006
Net revenue	—	$10,328	$3,309	$19,627
Cost and expenses	—	8,295	3,337	16,305
Operating income (loss) from discontinued operations	—	2,033	(28)	3,322
Allocated interest expense	—	262	113	537
Other expense	—	5	—	23
Income (loss) from discontinued operations before income taxes	—	1,766	(141)	2,762
Provision (benefit) for income taxes	—	678	(55)	1,068
Income (loss) from discontinued operations	—	$1,088	$(86)	$1,694

(a)	The amounts reflect the partial period of the Company’s ownership. The periods are from January 1, 2007 to February 5, 2007 and January 1, 2007 to February 9, 2007 for the Rhode Island newspapers operations and the Massachusetts newspaper operations, respectively.

The aggregate assets and liabilities of the Rhode Island and Massachusetts newspaper operations included in the accompanying condensed consolidated balance sheet consisted of the following:

(Dollars in thousands)	December 31, 2006
Current assets	$5,058
Property, plant and equipment, net	7,770
Goodwill and other intangibles	22,678
Total assets	$35,506
Liabilities:
Current liabilities	$2,157
Deferred tax liabilities	3,726
Total liabilities	$5,883

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

5.    Long-Term Debt and Interest Rate Derivatives

The Company’s long-term debt was comprised of the following:

(Dollars in thousands)	July 1, 2007	December 31, 2006
Term Loan A	$575,000	$617,500
Revolving Credit Facility	75,600	112,700
Total long-term debt	650,600	730,200
Less: current portion	—	22,500
Total long-term debt, less current portion	$650,600	$707,700

On January 25, 2006, the Company borrowed $625 million under Term Loan A and $130.5 million in revolving credit loans. These borrowings were used to repay term loans and revolving credit loans outstanding, to pay fees and expenses of the financing, and for general corporate purposes. The Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) provides for (i) a secured term-loan facility (‘‘Term Loan A’’) with a face amount of $625 million and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’) of $375 million. As of July 1, 2007, the maximum availability under the Revolving Credit Facility was $290.7 million (including the effect of $8.7 million in outstanding letters of credit), with approximately $50.0 million currently available based on the terms and covenants of the Credit Agreement. The estimated fair value of the Term Loan A and the Revolving Credit Facility approximate their carrying value.

The Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the ‘‘Incremental Facility’’) of up to $500 million, as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. To date, the Company has not drawn down on the Incremental Facility. Additionally, the lenders have no obligation to make additional loans to the Company under the Incremental Facility, but may enter into these commitments at their sole discretion.

The Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and specified percentages of defined excess cash flow. In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries, as specified. The Company must also meet certain covenants at each quarter. As of July 1, 2007, the Company was in compliance with these covenants.

The Company, at its option, may prepay borrowings without premium or penalty in accordance with the provisions of the Credit Agreement. These provisions limit any optional prepayment to the next twelve months of future maturities. On February 27, 2007 and April 10, 2007, the Company prepaid $32.5 million and $10.0 million, respectively, for the quarterly installments of Term Loan A through June 2008. The Company made these optional prepayments under the terms of the Credit Agreement from the proceeds of the sales of its New England properties. Interest and commitment fees are payable quarterly or at the end of selected interest periods.

The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets as collateral for the borrowings under the credit agreement.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

5.    Long-Term Debt and Interest Rate Derivatives   (continued)

The aggregate fiscal year maturities of Term Loan A at July 1, 2007 are as follows (dollars in thousands):

2008	$20,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000
Total Term Loan A	$575,000

The initial availability of $375 million of the Revolving Credit Facility under the Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time.

Subsequent event

On July 10, 2007, the Company made an optional prepayment of $10.0 million for the next 2008 quarterly installment on the outstanding Term Loan A which makes the next payment due in the fourth quarter of 2008.

Interest Rate Derivatives

In accordance with the requirements of the Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt, to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates on which the interest on the outstanding debt is calculated. The minimum required amount of IRPAs varies depending on the Company’s Total Leverage Ratio, as defined in the Credit Agreement. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

At July 1, 2007, IRPAs consisted of interest rate collars and interest rate swaps with an aggregate notional amount of $175.0 million and $355.0 million, respectively.

The IRPAs were fully effective in hedging a portion of the changes in cash flows related to the debt obligation during the quarter and six-month periods ended July 1, 2007 and the fiscal year ended December 31, 2006. The Company reported a deferred gain in accumulated other comprehensive income as of July 1, 2007 of approximately $4.4 million compared to a deferred gain of $3.5 million at December 31, 2006 (which are net of $3.1 million and $2.5 million of deferred taxes, respectively).

The fair market value of the derivatives is reflective of the price that a third party would be willing to pay or receive in arm’s length transactions and includes adjustments for mark-to-market changes in the related interest rates. During the half year ended July 1, 2007, the fair market value of the IRPAs increased from December 31, 2006 by $1.6 million to $7.5 million. In comparison, the fair market value of the Company’s hedges during the half year ended June 25, 2006, increased by $9.0 million to $16.2 million from December 25, 2005.

The Company’s weighted average effective interest rate was approximately 6.3 percent for the quarter ended July 1, 2007 and approximately 5.7 percent for the quarter ended June 25, 2006. The effective interest rates for the quarters ended July 1, 2007 and June 25, 2006 include the impact of a $1.0 million pre-tax benefit and a $0.9 million pre-tax benefit, respectively, of the Company’s IRPAs realized and reported as a component of interest expense.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

5.    Long-Term Debt and Interest Rate Derivatives   (continued)

Interest expense includes the nominal interest rates of the debt instrument, effect of the IRPAs, and commitment fees and amortization of debt issuance cost. Total interest expense related to the bank debt was $10.0 million for both quarters ended July 1, 2007 and June 25, 2006.

6.    Stock Incentive Plans

During 1997, the Company’s Board of Directors (the ‘‘Board’’) adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Incentive Plan (the ‘‘1997 Plan’’). On May 2, 2007, the Company’s stockholders approved amendments to the 1997 Plan. As a result, the 1997 Plan was extended for a ten year period which expires on May 2, 2017. Additionally, other provisions were changed to conform to the Company’s current practices and current tax law. The amendments did not change the number of shares authorized to be issued under the 1997 Plan. The 1997 Plan, as amended, authorizes grants of up to 7,383,750 shares of Common Stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of Common Stock; and (iii) stock units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate. Options and other awards granted under the plan will remain in effect after the plan has terminated in accordance with their respective terms.

Incentive Stock Options

Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The exercise price per share of common stock underlying all other non-statutory stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary. Upon vesting, options may be exercised at the discretion of the holder at anytime until the option expires, which is generally ten years after issuance. Outstanding options do not accrue dividends. No stock options were granted during the thirteen and twenty-six weeks ended July 1, 2007. All outstanding stocks options at July 1, 2007 are fully vested.

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended July 1, 2007:

	Number Of Options	Weighted-Average Exercise Price
Outstanding – beginning of period	5,111,829	$18.31
Granted	—	—
Exercised	—	—
Forfeited and expired	880,376	20.09
Outstanding and exercisable – end of period	4,231,453	$17.94

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

6.    Stock Incentive Plans   (continued)

Further information about stock options outstanding at July 1, 2007 is as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$14.00 – $16.00	1,732,935	2.8	$15.02
$16.01 – $18.00	916,005	6.4	17.32
$18.01 – $20.00	345,663	6.8	19.38
$20.01 – $22.50	1,236,850	2.8	22.09
	4,231,453	3.9	$17.94

Restricted Stock Units (‘‘RSUs’’)

The majority of RSUs issued vest based on the achievement of performance milestones over a period of time, typically achievement of certain levels of EBITDA within five years. The Company has assumed a 10 percent rate of forfeiture. The Company assesses the probability of the performance targets being achieved over the vesting period of the grants at each reporting period. If it is likely that the performance targets will be achieved over the vesting period, expense is recorded during the period for those shares which are likely to vest as a result of the achievement of those targets. To date, the Company has not recorded any expense for the units that may vest based on achievement of performance targets. In addition to the performance based RSUs, the Company has issued units which vest over a period of time, generally one to two years. These time-vested units result in compensation expense recognized over the vesting period. RSUs are entitled to dividends and the Company accrues dividends for all periods in which a restricted stock unit is outstanding, but still subject to vesting. The following table summarizes the Company’s RSU activity during the twenty-six weeks ended July 1, 2007 and shows the RSU date-of-grant weighted average market price:

	Number of RSUs	Weighted-Average Grant Share Price
Outstanding – beginning of period	397,750	$11.44
Granted	357,775	5.80
Vested	(22,448)	12.53
Forfeited and expired	(39,525)	10.06
Outstanding and exercisable – end of period	693,552	$8.58

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

7.    Comprehensive Income and Changes in Components of Stockholders’ Equity

The Company adopted two new accounting pronouncements at the beginning of the fiscal year 2007; the first on pension and post-retirement benefits, and the second on accounting for income tax uncertainties. These are further explained in notes 9 and 11, respectively. The adoption of these new accounting pronouncements resulted in a revision to previously reported retained earnings and accumulated other comprehensive income (loss) balances included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These effects, along with other changes in these components of stockholders’ equity, are as follows:

(Dollars in thousands)	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings
Balance at December 31, 2006	$(10,407)	$(15,104)
Adoption of new accounting pronouncements at beginning of the year:
Effect of adoption of change in the measurement date for pension and post retirement benefits, net of income taxes of $(3,042) and $214, respectively	4,283	(302)
Effect of adoption of accounting for income tax uncertainties	—	(3,868)
Balance at January 1, 2007, after adoption of new accounting pronouncements	(6,124)	(19,274)
1st Quarter Activity:
Net income	—	29,086
Dividends	—	(783)
Other comprehensive loss, net of income taxes of $913	(1,248)	—
Balance at April 1, 2007	(7,372)	9,029
2nd Quarter Activity:
Net Income	—	5,520
Dividends	—	(798)
Other comprehensive income, net of income taxes of $(1,637)	2,265	—
Balance at July 1, 2007	$(5,107)	$13,751

The components of comprehensive income are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Dollars in thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net income	$5,520	$9,778	$34,606	$11,543
Reclassification of unrealized losses on fully effective hedges to net income, net of income taxes	(575)	(544)	(1,213)	(777)
Net change in fair value of fully effective hedges, net of income taxes	2,830	4,285	2,134	6,087
Retirement and post-retirement benefit plans changes, net of income taxes	50	—	100	—
Mark-to-market adjustment of investments, net of income taxes	(40)	1	(4)	3
Comprehensive income	$7,785	$13,520	$35,623	$16,856

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

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

For the first six months of 2007, the operating results of the Michigan cluster have been trending lower than expected due to, among other factors, a sluggish local economy and industry wide declines in advertising revenue. If this trend continues, it is possible that the goodwill at the Michigan cluster could be impaired in the future, in which case the goodwill would be written down to its implied fair value.

The following table displays intangible assets subject to amortization and intangible assets not subject to amortization at July 1, 2007 and December 31, 2006:

	July 1, 2007			December 31, 2006
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer and subscriber lists	$9,477	$(9,129)	$348	$9,477	$(8,678)	$799
Non-compete covenants	3,653	(2,524)	1,129	3,653	(2,370)	1,283
Debt issuance costs	6,266	(1,348)	4,918	6,266	(873)	5,393
Total	$19,396	$(13,001)	$6,395	$19,396	$(11,921)	$7,475
Intangible assets not subject to amortization:
Mastheads	137,375	—	137,375	137,375	—	137,375
Total other intangible assets	$156,771	$(13,001)	$143,770	$156,771	$(11,921)	$144,850

There were no changes in the carrying amount of goodwill during the quarter ended July 1, 2007. Changes during the fiscal year ended December 2006 reflect the addition of goodwill for the acquisition of Suburban Lifestyles, the write-down of a portion of the Company’s Michigan cluster goodwill, as well as adjustments to the purchase prices of JobsInTheUS and Suburban Lifestyles.

The changes in the carrying amount of goodwill for the twenty-six week and annual periods ended July 1, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	2007	2006
Beginning balance	$726,897	$757,780
Goodwill acquired during period	—	3,388
Asset write-down	—	(33,660)
Adjustments	—	(611)
Ending balance	$726,897	$726,897

9.    Pension and Other Post-retirement Benefits

In September 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (‘‘SFAS 158’’). SFAS 158 amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other than Pensions and

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

9.    Pension and Other Post-retirement Benefits   (continued)

SFAS No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance. SFAS 158 required companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. The Company adopted these provisions at the end of its fiscal year ended December 31, 2006.

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

(Dollars in thousands)	Before Application of SFAS 158 Measurement Date Provisions	Effect of Adoption	After Application of SFAS 158 Measurement Date Provisions
Current liabilities	$419	—	$419
Non-current liability for post-retirement benefits	$12,020	$(7,235)	$4,785
Deferred taxes	$9,879	$(3,042)	$6,837
Accumulated other comprehensive loss	$(10,407)	$4,283	$(6,124)
Accumulated deficit	$(15,104)	$(302)	$(15,406)
Total stockholders’ equity	$199,843	$3,981	$203,824

Net periodic (benefit) cost and other information

Net periodic (benefit) cost for the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(Dollars in thousands) Thirteen Weeks Ended:	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Components of net periodic (benefit) cost:
Service cost	$217	$763	$6	$6
Interest cost	1,605	1,550	66	66
Expected return on plan assets	(2,287)	(2,141)	—
Amortization of net:
Prior service cost	(12)	(88)	—	—
Loss/(gain)	184	388	(87)	(98)
Net periodic (benefit) cost	$(293)	$472	$(15)	$(26)

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

9.    Pension and Other Post-retirement Benefits   (continued)

	Pension Benefits		Other Post-Retirement Benefits
(Dollars in thousands) Twenty-six Weeks Ended:	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Components of net periodic (benefit) cost:
Service cost	$467	$1,526	$9	$12
Interest cost	3,210	3,100	132	132
Expected return on plan assets	(4,574)	(4,282)		—
Amortization of net:
Prior service cost	(24)	(176)	—	—
Loss/(gain)	368	776	(174)	(196)
Net periodic (benefit) cost	$(553)	$944	$(33)	$(52)

The Company does not expect to contribute to its defined benefit pension plans and expects to contribute approximately $431,000 to its post-retirement health and life insurance plans in fiscal year 2007. During the thirteen and twenty-six weeks ended July 1, 2007, approximately $81,000 and $145,000, respectively, was contributed to Company sponsored post-retirement health and life insurance plans. No contributions were made during 2007 to the Company’s defined benefit plans.

Effective January 1, 2007, the Company introduced a new retirement plan and changed its defined benefit pension plan for non-union employees. The Company currently has several 401(k) plans and a defined benefit pension plan that cover non-union employees in 14 locations. Approximately 1,500 non-union employees who were covered by a defined benefit pension plan are now eligible to participate in an IRS designated Safe Harbor 401(k) plan. In addition, certain other non-union employees who did not participate in the Company’s defined benefit pension plan are eligible to participate in the IRS designated Safe Harbor 401(k) plan. Under the new 401(k) plan, eligible employees can receive up to a 4 percent Company match with immediate vesting. Retirement benefits earned by non-union employees through December 31, 2006 under the defined benefit pension plan will be preserved.

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

As a result of the adoption of FIN 48, the Company recognized a net increase related to certain state income tax obligations of $3.9 million (after federal income tax benefit) in the liability for

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

11.    Income Taxes   (continued)

unrecognized tax benefits through a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $29 million (before federal income tax benefit) of unrecognized tax benefits. If recognized, $20.7 million of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. During the twenty-six weeks ended July 1, 2007, the amount of unrecognized tax benefits increased $1.3 million, reflecting a decrease of $0.3 million for the second quarter of 2007.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. As of January 1, 2007, the Company has accrued $10 million (before federal income tax benefit) of noncash interest related to the unrecognized tax benefits. For the thirteen week and twenty-six week periods ended July 1, 2007, the Company recognized additional noncash interest of $0.6 million and $1.3 million, respectively (before federal income tax benefit).

The Company and its subsidiaries are subject to U.S federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax years 2000, 2001, and 2003 as a result of a refund claim due to a capital loss carry back. In addition, the Internal Revenue Service has commenced an audit of the 2004 return. The statute of limitations for certain states is open from 1996 to 2006. Management believes that its accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that federal, state and local tax examinations will be settled during the next twelve months. If any of these tax audit settlements occur within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable. On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from current audits will not have a material adverse effect on the Company’s condensed consolidated financial statements.

The Company’s effective tax rate increased to 54.6 percent in the second quarter of 2007 compared with 39.4 percent in the second quarter of 2006. The increase in the effective tax rate is due to the application of a change in New York State law (enacted April 2007 with an effective date of January 1, 2007) that required a revaluation of the existing deferred tax balances of approximately $1.0 million and additional noncash tax expense from uncertain tax positions of approximately $1.2 million, or an additional 7.8 percent increase in the effective tax rate. Excluding these tax adjustments, the effective income tax rate for the twenty six weeks ended July 1, 2007 was 40.5 percent.

12.    Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
(Unaudited)

12.    Recently Issued Accounting Pronouncements   (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), which permits all entities to choose, at specified election dates, to measure eligible items at fair value that currently are not measured at fair value. Any business entity electing to measure eligible items at fair value would report unrealized gains and losses in earnings in subsequent periods and all up front costs and fees related to the fair value item are to be recognized in earnings as incurred and not deferred. The option is applied instrument by instrument with certain exceptions, is irrevocable, and applied to the entire financial instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively with the exception that a business entity may elect to value existing eligible items and shall report the effect of this re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact, if any, of adopting this statement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s (as hereinafter defined) expectations, forecasts, projections, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Company’s plans and objectives for future operations and trends affecting the Company’s financial condition and results of operations. In addition, the words ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘believes’’ and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company’s acquisition strategy, dispositions, the Company’s ability to achieve cost reductions and integrate acquisitions, competitive pressures including competition from non-newspaper forms of media, general or regional economic conditions, advertising trends, the unavailability or a material increase in the price of newsprint, material increases in interest rates, the ability of the Company to access credit markets under satisfactory terms, changes in performance that affect financial covenant compliance or funds available for borrowing, technological changes, the adoption of new accounting standards or changes in accounting standards. These and other factors are discussed in more detail in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company’s principal business is publishing newspapers in print and online in the United States of America, and the Company’s publications are primarily daily and non-daily newspapers. The Company derives its revenues primarily from advertising, paid circulation and commercial printing.

The Company currently owns 22 daily newspapers and 346 non-daily publications and operates 226 individual Web sites that are affiliated with the Company’s daily newspapers, non-daily publications and the Company’s network of employment Web sites. All of the Company’s Web sites can be accessed at www.JournalRegister.com. The Company’s operations are strategically clustered in six geographic areas: Greater Philadelphia; Michigan; Connecticut; Greater Cleveland; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns JobsInTheUS, a network of premier employment Web sites. The Company has total paid daily circulation of approximately 559 thousand, total paid Sunday circulation of approximately 586 thousand, and total non-daily distribution of approximately 6 million.

The Company’s newspapers are characterized by their intense focus on the coverage of local news and local sports, their compelling graphic design and their colorful, reader-friendly packages. The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of the Company’s newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high product quality standards and uses extensive process color and graphic design to more fully engage existing readers and to attract new readers. The Company’s newspapers typically are produced using advanced prepress pagination technology, and are printed on efficient, high-speed presses.

Online Operations

The Company is committed to expanding its business through Internet initiatives some of which are further described in this section. The Company’s 226 Web sites generated approximately 96.3 million page views for the first half of 2007, which reflect a 10.2 percent increase as compared to the prior year period.

On November 20, 2006, Yahoo! Inc. announced a strategic partnership with more than 150 daily U.S. newspapers, including 22 of the Company’s daily newspapers, to deliver search, graphical and classified advertising to consumers in the communities where they live and work. Beginning with recruitment advertising, the newspapers and Yahoo! HotJobs are bringing one of the largest online audiences, targeting capabilities, local expertise and advertising power to recruiters and jobseekers. In addition, the consortium plans to work together to provide search, content, and local applications across the newspapers’ Web sites. This program has been operational at all 22 daily newspapers since March 2007.

In April 2007, the Company entered into a second phase of its relationship with Yahoo! that will integrate Yahoo!’s search and other cutting edge online advertising technologies into the Company’s web platforms. This alliance allows for: 1) the extended distribution of local recruitment ads through the Company’s co-branded employment Web sites with Yahoo! HotJobs; 2) access to Yahoo!’s advanced technology, including search and ad serving functionality; 3) expansion of local audiences by the partnership creating a powerful national advertising network; and 4) linkage between the Company’s newspapers with the current Yahoo! audiences which include desirable younger demographics.

In another 2006 initiative, the Company began the development of a new Web site platform that will replace its existing Web sites and the Company expects that this new platform will be used by all of its newspapers. This new Web site design will enhance the users experience through video streaming and pod casting and will attract advertisers to use the Web sites for their local advertising needs. This platform became operational in West Chester, PA through the www.DailyLocal.com Web site during the first quarter of 2007 and is currently in use throughout the Philadelphia cluster. It is expected that this web platform will be expanded to all of the Company’s clusters during 2007.

The Company’s online objective is to make its Web sites, all of which are accessible through www.JournalRegister.com, the local information portal for their respective markets by establishing such Web sites as the valuable source of useful and reliable community news, sports, information and advertising in their markets.

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

During December 2006, the Company signed a definitive agreement to sell its Massachusetts group of community newspapers to Gatehouse Media for approximately $72 million in cash and estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts and five non-daily publications. The sale transaction was completed on February 9, 2007. On February 5, 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The newspapers included in the sale were The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of these two sales were used to pay down debt and for general working capital purposes. Additionally, the Company recognized an aggregate gain of $27.7 million, net of income taxes of $17.9 million in the first quarter of 2007. The proceeds, net of direct costs, which totaled $78.8 million, are reported as cash provided by investing activities of discontinued operations in the accompanying condensed consolidated statements of cash flows.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and significant estimates are detailed in its Annual Report on Form 10-K for the year ended December 31, 2006. As of July 1, 2007, the Company’s critical accounting policies have not changed from December 31, 2006, except for recently adopted accounting pronouncements for the measurement date of pension accounting and income tax uncertainties as discussed in notes 9 and 11, respectively, to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the Quarter Ended July 1, 2007 as Compared to the Quarter Ended June 25, 2006

Unless specifically stated otherwise, all discussion of revenues and operating and other expenses reflect the Company’s continuing operations. Additionally, in this discussion, the Company may compare revenues and expenses without the effects of businesses operated for less than a year. These comparisons are referred to as a same store comparison.

Net income for the quarter ended July 1, 2007 was $5.5 million, or $0.14 per diluted share, compared to $9.8 million, or $0.25 per diluted share, for the quarter period ended June 25, 2006. The Company’s 2007 second quarter net income was unfavorably impacted by a New York State tax law change enacted in April 2007 which increased the Company’s tax provision by approximately $1.0 million, or $0.03 per diluted share. In the Company’s second quarter of 2006, net income was unfavorably impacted by a non-recurring non-compete/separation arrangement (‘‘special charge’’) with a former senior executive of $2.5 million, net of income tax, or $0.06 per diluted share.

Revenues

	For the Quarter Ended
(Dollars in thousands)	July 1, 2007	% of Total	June 25, 2006	% of Total	%(Decrease)
Advertising revenue	$92,659	76.8	$103,617	78.6	(10.6)
Circulation revenue	22,999	19.0	23,104	17.5	(0.5)
Newspaper revenue	115,658	95.8	126,721	96.1	(8.7)
Commercial print and other revenue	5,028	4.2	5,115	3.9	(1.7)
Total revenues	$120,686	100.0	$131,836	100.0	(8.5)

Total revenues from continuing operations decreased $11.2 million, or 8.5 percent, to $120.7 million for the quarter ended July 1, 2007. Newspaper revenues for the quarter ended July 1, 2007 as compared to the prior year period decreased $11.0 million, or 8.7 percent, to $115.7 million. Advertising revenues decreased 10.6 percent to $92.7 million, as compared to $103.6 million for the second quarter of 2006. Circulation revenues, net of applicable discounts, for the quarter ended July 1, 2007 decreased approximately $0.1 million, or 0.5 percent, as compared to the prior year period. Commercial printing and other revenues for the quarter ended July 1, 2007 decreased by approximately $0.1 million, or 1.7 percent, to $5.0 million as compared to the prior year period. Online revenues, which are included in advertising revenue, for the quarter ended July 1, 2007 were $4.7 million, an increase of 19.7 percent compared to the prior year period. Online revenues were 5.1 percent of total advertising revenues for the second quarter of 2007, compared to 3.9 percent in the second quarter of 2006.

Advertising Revenue Performance by Category:

The following table sets forth the Company’s total advertising revenues, by category:

	For the Quarter Ended
(Dollars in thousands)	July 1, 2007	% of Total	June 25, 2006	% of Total	%(Decrease)
Local	$50,959	55.0	$57,137	55.1	(10.8)
Classified	37,896	40.9	41,741	40.3	(9.2)
National	3,804	4.1	4,739	4.6	(19.7)
Total advertising revenues	$92,659	100.0	$103,617	100.0	(10.6)

Local.    Local retail advertising revenues for the second quarter of 2007 decreased 10.8 percent as compared to the prior year quarter. Absent the Michigan cluster, local retail advertising revenues declined 8.9 percent, comparing the second quarter of 2007 to the same prior year period. While there were trend improvements in the home furnishings and dining/entertainment categories, the financial/insurance and grocery/food/drugstore categories remained weak for the second quarter of 2007.

Classified.    Classified advertising revenues decreased 9.2 percent in the second quarter of 2007, as compared to the prior year quarter. Classified real estate advertising revenues decreased 17.5 percent for the current quarter.     The overall softness in the housing market continues to pressure this downward trend in real estate advertising in the majority of the Company’s clusters with its Michigan cluster declining by 13.8 percent on a quarter-to-quarter basis. Classified employment advertising revenues were down 5.7 percent for the quarter. Employment classified advertising was up in the Greater Cleveland and New York clusters. Classified automotive advertising revenues were down 11.9 percent for the quarter as compared to the prior year quarter. These declines continue due to a weak automotive market which has negatively affected local auto dealer advertising budgets. Classified other advertising revenues decreased approximately 2.5 percent in the second quarter of 2007, as compared to the prior year quarter. Excluding the Michigan cluster, classified other advertising revenues were essentially flat. This category which encompasses private party, legal advertisements and obituaries has been the best performing category for over a year and comprised approximately 25 percent of our total classified advertising revenues in the second quarter.

National.    National advertising revenues represent about four percent of the Company’s advertising revenues. These revenues decreased 19.7 percent, for the quarter ended July 1, 2007, as compared to the prior year quarter.

Operating Expenses:

	For the Quarter Ended
(Dollars in thousands)	July 1, 2007	% of Total Revenue	June 25, 2006	% of Total Revenue	% Increase (Decrease)
Salaries and employee benefits	$46,910	38.9	$54,021	41.0	(13.2)
Newsprint, ink and printing charges	11,441	9.5	12,355	9.4	(7.4)
Selling, general and administrative	18,848	15.6	19,066	14.4	(1.1)
Depreciation and amortization	4,784	4.0	4,482	3.4	6.7
Other	16,609	13.7	17,184	13.0	(3.3)
Total operating expenses	$98,592	81.7	$107,108	81.2	(7.8)

Salaries and employee benefits.    The 2006 quarter included $3.6 million related to a non-recurring special charge; consequently, the discussion and analysis which follows excludes this special charge. Salaries and employee benefit expenses were 38.9 percent of the Company’s revenues for the quarter ended July 1, 2007, as compared to 38.2 percent for the quarter ended June 25, 2006. Salaries and employee benefits decreased $3.5 million, or 6.9 percent, for the quarter ended July 1, 2007 to $46.9 million, as compared to $50.4 million in the prior year period. The decrease in salaries and employee benefits in the current period as compared to the prior year period is primarily due to lower head count in the second quarter of 2007 as compared to the same period in 2006 and a favorable change in pension benefits (see note 9 of the condensed consolidated financial statements).

Newsprint, ink and printing charges.    For the quarter ended July 1, 2007, newsprint, ink and printing charges were 9.5 percent of the Company’s revenues, as compared to 9.4 percent for the quarter ended June 25, 2006. Newsprint, ink and printing charges for the quarter ended July 1, 2007 decreased 7.4 percent as compared to the quarter ended June 25, 2006. The Company’s newsprint expense decreased approximately 11.7 percent for the quarter ended July 1, 2007 as compared to the prior year period, reflecting decreases in consumption of approximately 7.5 percent and in unit cost of 4.5 percent. The improvement in newsprint was partially offset by increases in ink and printing charges which increased over 10 percent in the second quarter of 2007 compared to the same 2006 period.

Selling, general and administrative.    Selling, general and administrative expenses were 15.6 percent and 14.4 percent of the Company’s revenues for the quarters ended July 1, 2007 and June 25, 2006, respectively. As compared to the prior year period, selling, general and administrative expenses for the quarter ended July 1, 2007 decreased $0.2 million, or 1.1 percent, to $18.8 million. As compared to 2006, the decrease in selling, general and administrative expenses is due to a decrease in professional fees offset by increases in software maintenance expenditures and promotional costs related to HotJobs.

Depreciation and amortization.    Depreciation and amortization expenses were 4.0 percent and 3.4 percent of the Company’s revenues for the quarters ending July 1, 2007 and June 25, 2006, respectively. The increase of 6.7 percent in depreciation and amortization expense in 2007 compared to 2006 is due to new assets put in service during the current quarter related to various information technology development projects, to major upgrades to production capabilities in Lake County, Ohio, which allowed the Company to combine its printing operations for its Ohio cluster newspapers, and to the opening of the mailroom portion of the new Macomb press facility.

Other expenses.    Other expenses, primarily related to circulation and delivery costs, were 13.7 percent and 13.0 percent of the Company’s revenues for the quarters ended July 1, 2007 and June 25, 2006. This expense caption decreased as compared to 2006 by $0.4 million because of the cessation of business with a former strategic partner in online services in the latter part of 2006.

Operating income.    Operating income was $22.1 million, or 18.3 percent of the Company’s revenues, for the quarter ended July 1, 2007 as compared to $24.7 million, or 18.8 percent of the Company’s revenues, for the quarter ended June 25, 2006. The decrease in operating income was attributable to the decline in revenues of $11.1 million partially offset by cost control measures put in place in 2007 compared to the same period in 2006. Operating expenses for the second quarter 2007 included $2.4 million of costs related to the Company’s online initiatives which offset the full benefit of cost control measures. The Company continues to invest in its online initiatives.

Other Income (Expense):

Net interest and other expense.    Net interest and other expense decreased approximately $0.5 million, or 4.4 percent, for the quarter ended July 1, 2007 as compared to the quarter ended June 25, 2006. The Company’s weighted average borrowing rate increased to 6.3 percent in the second quarter of 2007 from 5.7 percent in the second quarter of 2006. This rate increase was offset by a decrease in the Company’s average outstanding debt over the prior year second quarter keeping interest expense relatively flat. Additionally, during the current quarter, the Company received $0.4 million related to an investment in PowerOne Media LLC which was reported in other income.

Provision for income taxes.    The provision for income taxes increased by approximately $1.0 million for the quarter ended July 1, 2007 as compared to the quarter ended June 25, 2006. The Company’s effective tax rate for the second quarter of 2007 was 54.6 percent which reflects a New York State tax law change enacted in April 2007 and noncash tax interest charges on uncertain tax positions that are required to be recognized as a result of a new accounting standard in 2007.

(See note 11 of the condensed consolidated financial statements.) These additional charges had the effect of decreasing net income by $0.04 per diluted share. The Company’s effective tax rate, before the effect of these unfavorable charges, was approximately 40.5 percent, slightly higher than the prior year period of 39.4 percent.

For the Twenty-six Week Period Ended July 1, 2007 as Compared to the Twenty-six Week Period Ended June 25, 2006

Net income for the twenty-six week period ended July 1, 2007 was $34.6 million, or $0.88 per diluted share, versus $11.5 million, or $0.29 per diluted share, for the twenty-six week period ended June 25, 2006. The Company’s 2007 first half net income was favorably impacted by the gain on the sale of its New England newspaper operations which accounted for $27.7 million, net of tax, or $0.70 per diluted share but was unfavorably impacted by noncash income tax charges of $2.2 million, or $0.06 per diluted share. In the Company’s first half of 2006, net income was impacted by the $2.5 million charge, net of applicable taxes, for costs related to the special charge recorded during the second quarter and the write-off of deferred financing costs of $3.4 million, net of tax, or $0.15 per diluted share.

Revenues

	For the Twenty-six weeks Ended
(Dollars in thousands)	July 1, 2007	% of Total	June 25, 2006	% of Total	% Increase (Decrease)
Advertising revenue	$179,012	76.2	$196,332	77.9	(8.8)
Circulation revenue	45,911	19.6	46,185	18.3	(0.6)
Newspaper revenue	224,923	95.8	242,517	96.2	(7.3)
Commercial print and other revenue	9,888	4.2	9,611	3.8	2.9
Total revenues	$234,811	100.0	$252,128	100.0	(6.9)

Total revenues from continuing operations decreased $17.3 million, or 6.9 percent, to $234.8 million for the twenty-six weeks ended July 1, 2007. Newspaper revenues for the twenty-six weeks ended July 1, 2007 as compared to the prior year period decreased $17.6 million, or 7.3 percent, to $224.9 million. Advertising revenues decreased 8.8 percent to $179.0 million, as compared to $196.3 million for the twenty-six weeks ended July 1, 2007. Circulation revenues, net of applicable discounts, for the twenty-six weeks ended July 1, 2007 decreased approximately $0.3 million, or 0.6 percent, as compared to the prior year period. Commercial printing and other revenues for the twenty-six weeks ended July 1, 2007 increased by approximately $0.3 million, or 2.9 percent, to $9.9 million as compared to the prior year period. Online revenues, which are included in advertising revenue, for the twenty-six weeks ended July 1, 2007, were $8.7 million, an increase of 22.4 percent compared to the prior year period.

Advertising Revenue Performance by Category:

The following table sets forth the Company’s total advertising revenues, by category:

	For the Twenty-six Weeks Ended
(Dollars in thousands)	July 1, 2007	% of Total	June 25, 2006	% of Total	%(Decrease)
Local	$97,678	54.6	$105,836	53.9	(7.7)
Classified	73,974	41.3	80,722	41.1	(8.4)
National	7,360	4.1	9,774	5.0	(24.7)
Total advertising revenues	$179,012	100.0	$196,332	100.0	(8.8)

Local.    Local retail advertising revenues for the first half of 2007 decreased 7.7 percent as compared to the prior year first half. Absent the Michigan cluster, local retail advertising revenues declined 6.2 percent, comparing the first half of 2007 to the same prior year period. Additionally, the Michigan cluster’s 2006 local revenues include revenue from the Super Bowl held in Detroit in the first quarter.

Classified.    Classified advertising revenues decreased 8.4 percent in the first half of 2007, as compared to the prior year first half. Classified real estate advertising revenues decreased 13.8 percent for the first half.     The overall softness in the housing market led to a real estate advertising decrease in the majority of the Company’s clusters with its Michigan cluster declining by 23.9 percent in 2007 compared to the same prior year period. Classified employment advertising revenues were down 3.9 percent for the first half. Classified automotive advertising revenues declined in most of the Company’s clusters for the 2007 first half, and were down 16.3 percent for the first half as compared to the prior year first half. These declines were due to a weak automotive market which has negatively affected local auto dealer advertising budgets. Classified other advertising revenues decreased approximately 1.0 percent in the first half of 2007, as compared to the prior year first half.

National.    National advertising revenues represent less than five percent of the Company’s advertising revenues. These revenues decreased 24.7 percent, for the first half ended July 1, 2007, as compared to the prior year first half. The 2006 period benefited from higher levels of national advertising from telecommunications providers.

Operating Expenses:

	For the Twenty-six Weeks Ended
(Dollars in thousands)	July 1, 2007	% of Total Revenue	June 25, 2006	% of Total Revenue	% Increase (Decrease)
Salaries and employee benefits	$94,783	40.4	$104,947	41.6	(9.7)
Newsprint, ink and printing charges	23,019	9.8	23,813	9.5	(3.3)
Selling, general and administrative	38,228	16.3	37,841	15.0	1.0
Depreciation and amortization	9,371	4.0	8,825	3.5	6.2
Other	32,908	14.0	33,479	13.3	(1.7)
Total operating expenses	$198,309	84.5	$208,905	82.9	(5.1)

Salaries and employee benefits.    Salaries and employee benefit expenses were 40.4 percent of the Company’s revenues for the twenty-six weeks ended July 1, 2007, as compared to 41.6 percent for the twenty-six weeks ended June 25, 2006. Salaries and employee benefits decreased $10.2 million, or 9.7 percent, for the twenty-six weeks ended July 1, 2007 to $94.8 million, as compared to $104.9 million in the prior year period. The decrease in salaries and employee benefits in the current period as compared to the prior year period is primarily due to lower head count in the first half of 2007 as compared to the same period in 2006 and a favorable change in pension benefits (see note 9 of the condensed consolidated financial statements). Additionally, the prior year quarter included $3.6 million related to the non-recurring special charge. Excluding this charge, salaries and employee benefits declined by 6.4 percent in 2007.

Newsprint, ink and printing charges.    For the twenty-six weeks ended July 1, 2007, newsprint, ink and printing charges were 9.8 percent of the Company’s revenues, as compared to 9.5 percent for the twenty-six weeks ended June 25, 2006. Newsprint, ink and printing charges for the twenty-six weeks ended July 1, 2007 decreased 3.3 percent as compared to the twenty-six weeks ended June 25, 2006. The Company’s newsprint expense decreased approximately 7.8 percent for the twenty-six weeks ended July 1, 2007 as compared to the prior year period, reflecting a decrease in consumption of approximately 7.0 percent and a small decrease in unit cost. The improvement in newsprint was offset by increases in ink and printing charges which increased 7.5 percent in the first half of 2007 compared to the same 2006 period.

Selling, general and administrative.    Selling, general and administrative expenses were 16.3 percent and 15.0 percent of the Company’s revenues for the twenty-six weeks ended July 1, 2007 and June 25, 2006, respectively. As compared to the prior year period, selling, general and administrative expenses for the twenty-six weeks ended July 1, 2007 increased $0.4 million, or 1.0 percent, to $38.2 million. The majority of the increase was related to promotional costs for JobsInTheUS as it expands into new states, promotional costs of Yahoo! HotJobs as this program became operational in March 2007 and the acquisition of Suburban Lifestyles acquired in March 2006.

JobsInTheUS expanded operations into Alabama, Mississippi, and Louisiana in the first quarter of 2007. Additionally, there was a decrease in professional fees in 2007 which were partially offset by increases in software maintenance expenditures and utilities costs.

Depreciation and amortization.    Depreciation and amortization expenses were 4.0 percent and 3.5 percent of the Company’s revenues for the half ended July 1, 2007 and June 25, 2006, respectively. The increase of 6.2 percent in depreciation and amortization expense in 2007 compared to 2006 is due to new assets being put in service during the current quarter related to various information technology development projects, to major upgrades to production capabilities in Lake County, Ohio, which allowed the Company to combine its printing operations for its Ohio cluster newspapers, and to the opening of the mailroom portion of the new Macomb press facility.

Other expenses.    Other expenses, primarily related to circulation and delivery costs, were 14.0 percent and 13.3 percent of the Company’s revenues for the half ended July 1, 2007 and June 25, 2006, respectively, decreasing by 1.7 percent in 2007 as compared with the same period in 2006. This expense caption is closely related to circulation revenue and has followed the trend of circulation revenue for the first half of 2007.

Operating income.    Operating income was $36.5 million, or 15.5 percent of the Company’s revenues, for the twenty-six weeks ended July 1, 2007 as compared to $43.2 million, or 17.1 percent of the Company’s revenues, for the twenty-six weeks ended June 25, 2006. The decrease in operating income was attributable to the decline in revenues of $17.3 million partially offset by cost control measures put in place in 2007 compared to the same period in 2006. The Company’s cost control measures have resulted in cost savings of $ 7.0 million in 2007 as compared to the same period in 2006 adjusted for a special charge in the second quarter of 2006. Operating expenses for the first half 2007 included $4.0 million of costs related to the Company’s online initiatives which offset the full benefit of cost control measures. The Company continues to invest in online initiatives.

Other Income (Expense):

Net interest and other expense.    Net interest and other expense decreased approximately $0.3 million, or 1.5 percent, for the twenty-six weeks ended July 1, 2007 as compared to the twenty-six weeks ended June 25, 2006. The Company’s weighted average borrowing rate increased in the first half of 2007 and was offset by a decrease in the average outstanding debt over the prior year first half thus keeping the interest expense relatively flat period to period. The Company had a favorable impact from other income with the receipt of approximately $0.4 million related to an investment in PowerOne Media LLC.

Provision for income taxes.    The provision for income taxes increased by approximately $2.1 million for the twenty-six weeks ended July 1, 2007 as compared to the twenty-six weeks ended June 25, 2006. The Company’s effective tax rate for the first half of 2007 was approximately 54.6 percent which reflects an unfavorable change in New York State tax law enacted in 2007 and noncash tax interest charges on uncertain tax positions that were required to be recognized as a result of a new accounting standard in 2007 (See note 11 of the condensed consolidated financial statements). The additional charges had the effect of decreasing net income by $0.06 per diluted share. Absent these charges, the Company’s effective tax rate would be 40.5 percent in 2007 as compared to 39.4 percent in 2006.

Liquidity and Capital Resources

Cash flows from operating activities.    Net cash provided by aggregate operating activities for the twenty-six weeks ended July 1, 2007 was $18.8 million as compared to $37.3 million for the twenty-six weeks ended June 25, 2006. Current assets were $74.3 million and current liabilities were $77.5 million as of July 1, 2007 as compared to current assets of $89.5 million and current liabilities of $95.4 as of December 31, 2006. The decrease in current liabilities primarily reflects the repayment of $22.5 million of the current portion of long-term debt under the Company’s term loans offset by an increase in income taxes payable which was primarily due to the tax liability associated with the sales of its

New England operations. Current assets decreased $10.1 million after excluding current assets of discontinued operations. This decrease in current assets is primarily due to a reduction in current deferred income taxes of $6.9 million resulting from the utilization of the current portion of a net operating loss carry-forward, lower customer receivables as a result of lower sales, and a reduction in inventory because of lower newsprint cost.

The Company’s operations have historically generated strong positive annual cash flows from operating activities. Although this historical cash flow trend has not held for the first half of 2007 as the Company experiences a continued weakness in its print advertising revenue streams, the Company believes that cash flows from operations and the availability of funds from external sources will be sufficient to fund its ongoing operating needs, capital expenditure requirements and long-term debt obligations.

Cash flows from investing activities.    Net cash used in investing activities of continuing operations was $16.2 million for the twenty-six weeks ended July 1, 2007 reflecting amounts used for capital expenditures. Of these capital expenditures, $7.8 million was for costs in connection with the build-out of the Clinton Township, Michigan press and mailroom facility and $2.9 million was related to the Company’s investment in its online operations. The net proceeds from the sale of the Company’s New England newspaper operations of $78.8 million are included in net cash provided by investing activities of discontinued operations. Net cash used in aggregate investing activities was $13.3 million for the twenty-six weeks ended June 25, 2006, of which $10.4 million was for property, plant and equipment and $2.9 million was for the purchase of Suburban Lifestyles.

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

Cash flows from financing activities.    Net cash used in financing activities was $81.2 million for the twenty-six weeks ended July 1, 2007, which includes $42.5 million for repayments on the Company’s term loan through June 2008 and $37.1 million net repayment on its revolving credit facility. Subsequent to July 1, 2007, the Company made an optional term loan repayment of $10.0 million. Net cash used in financing activities was $23.5 million for the twenty-six weeks ended June 25, 2006, of which $13.9 million was used for the share repurchase program, $2.5 million for the payment of debt issuance fees associated with the January 2006 refinancing, and $5.4 million was used to repay debt. The Company made $1.6 million in dividend payments in both periods.

Additionally, in the first quarter of 2006, the Company borrowed $625 million under Term Loan A and $130.5 million in a revolving credit loan (‘‘Credit Agreement’’). These borrowings were used primarily to repay term loans and revolving credit loans outstanding under a prior credit facility. The borrowings currently outstanding bear interest at various LIBOR-based Rates plus 1.00 percent or the Prime Rate.

The Credit Agreement contains certain restrictive covenants where the Company is required to maintain specified financial ratios, and is also subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental company changes (such as mergers and dispositions of assets), to authorize dividends and distributions on its capital stock, and to undertake certain capital expenditures. The borrowings are fully and unconditionally guaranteed by each of its subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of its assets as collateral for the borrowings.

The Company’s ability to meet these covenants will depend on future operating cash flows, working capital needs and other sources and uses of funds, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the Company’s control. Failure to meet these covenants could result in additional costs and fees to amend the Credit Agreement or result in the principal balance of the borrowings under the Credit Agreement becoming immediately due and payable. Furthermore, the Company may need a waiver of its Credit Agreement covenants and there can be no assurance that the Company could receive such waiver. As of July 1, 2007, the Company was in compliance with these covenants.

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

The Company is required to pay down the principal amount of the term loan in quarterly installments with a final payment of $340 million on August 12, 2012. Interest and commitment fees are payable quarterly or at the end of a borrowing period, whichever is shorter. The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time. As of July 1, 2007, the maximum availability under the Revolving Credit Facility was $290.7 million, with approximately $50.0 million available based on the terms and covenants of the Credit Agreement.

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

Other Information

On June 8, 2007, Chairman and Chief Executive Officer Robert M. Jelenic began a medical leave of absence and James W. Hall, an independent director of the Company, assumed the position of Acting Chief Executive Officer.

Mr. Hall has set up an operating committee to work with him on the day to day operations of the Company. This committee is composed of three Journal Register senior executives, including: Julie A. Beck, Senior Vice President and Chief Financial Officer; Edward S. Condra, Senior Vice President, Operations in charge of the Company’s Greater Philadelphia, Connecticut and New York clusters; and Scott A. Wright, Senior Vice President, Operations in charge of the Company’s Michigan and Greater Cleveland clusters.

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

All EBITDA figures in this report are non-GAAP financial measures. The Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. For the quarter ended July 1, 2007, EBITDA was $26.9 million as compared to $33.3 million for the quarter ended June 25, 2006. For the twenty-six weeks ended July 1, 2007, EBITDA was $45.9 million as compared to $56.1 million for the twenty-six weeks ended June 25, 2006. Additionally, the Company defines EBITDA margin as EBITDA divided by total revenues.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, the Company’s calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between income from continuing operations and EBITDA for the thirteen and twenty-six weeks ended July 1, 2007 and June 25, 2006.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(Dollars in thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Income from continuing operations	$5,520	$8,690	$7,032	$9,849
Add: Provision for income taxes	6,637	5,641	8,477	6,391
Add: Write-off of debt issuance costs	—	—	—	5,662
Add: Net interest expense and other	9,937	10,397	20,993	21,321
Operating income	22,094	24,728	36,502	43,223
Add: Depreciation and amortization	4,784	4,482	9,371	8,825
Add: Special items(1)	—	4,078	—	4,078
EBITDA	$26,878	$33,288	$45,873	$56,126
EBITDA margin	22.3%	25.2%	19.5%	22.3%

Note:
(1)	Special items relate to a non-recurring charge for a non-compete/separation agreement with a former senior executive.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, details the Company’s disclosures about market risk. As of July 2007, there have been no material changes in the market risk for the Company from that discussed in the aforementioned form 10-K.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to its business (including consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to its management, including its Acting Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

There are no material changes to the share repurchase program as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Approximately $11.9 million of stock may yet be purchased under the Board authorized repurchase plan. The Company did not repurchase any of its shares of common stock during the first twenty-six weeks of fiscal year 2007.

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

Item 4.    Submission of Matters to a Vote of Security Holders (continued)

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

Date: August 9, 2007	JOURNAL REGISTER COMPANY
	By:	/s/ Julie A. Beck
Julie A. Beck Senior Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)