Form 10-Q
period 2007-09-30
JOURNAL REGISTER CO
filed 2007-11-09
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 39,153,932 shares outstanding (exclusive of treasury shares) as of October 31, 2007.

Table of Contents

JOURNAL REGISTER COMPANY
INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$3,829	$3,930
Accounts receivable, net	50,621	54,914
Federal income tax refund receivable	6,087	—
Inventories, consisting of newsprint and other raw materials	5,708	8,663
Deferred income taxes	2,617	9,441
Other current assets	7,000	7,456
Current assets of discontinued operations	—	5,058
Total current assets	75,862	89,462
Property, plant and equipment:
Property, plant and equipment, at cost	326,135	309,040
Less: accumulated depreciation	(157,533)	(147,166)
Property, plant and equipment, net	168,602	161,874
Intangible and other assets:
Goodwill	726,897	726,897
Other intangible assets, net of accumulated amortization of $13,441 and $11,921, respectively	143,330	144,850
Fair market value of hedges	—	5,974
Assets held-for-sale	2,150	230
Other assets	815	1,047
Non-current assets of discontinued operations	—	30,448
Total assets	$1,117,656	$1,160,782
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term debt	$—	$22,500
Accounts payable	13,545	19,028
Income taxes payable	6,132	—
Other accrued expenses and current liabilities	53,278	51,677
Current liabilities of discontinued operations	—	2,157
Total current liabilities	72,955	95,362
Long-term debt, less current portion	642,200	707,700
Deferred income taxes	108,675	115,207
Accrued retiree benefits	3,894	12,071
Non-current income taxes payable	37,932	17,776
Fair market value of hedges	3,060	—
Other non-current liabilities	8,137	9,097
Non-current liabilities of discontinued operations	—	3,726
Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued	484	484
Additional paid-in capital	362,258	362,236
Retained earnings (accumulated deficit)	24,207	(15,104)
Treasury stock, at cost, 9,289,095 shares and 9,315,545 shares, respectively Shares	(136,976)	(137,366)
Accumulated other comprehensive loss, net of income taxes	(9,170)	(10,407)
Stockholders’ equity	240,803	199,843
Total liabilities and stockholders’ equity	$1,117,656	$1,160,782

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollars and shares in thousands, except per share data)	Sept 30, 2007	Sept 24, 2006 (1)	Sept 30, 2007	Sept 24, 2006 (1)
Revenues:
Advertising	$85,755	$94,673	$264,767	$291,005
Circulation	22,852	22,860	68,763	69,045
Newspaper revenues	108,607	117,533	333,530	360,050
Commercial printing and other	4,387	4,501	14,275	14,112
Total revenues	112,994	122,034	347,805	374,162
Operating expenses:
Salaries and employee benefits	45,831	48,836	140,614	153,783
Newsprint, ink and printing charges	10,276	12,055	33,295	35,868
Selling, general and administrative	18,196	17,871	56,424	55,712
Depreciation and amortization	4,934	4,460	14,305	13,285
Other	16,147	17,316	49,055	50,795
Total operating expenses	95,384	100,538	293,693	309,443
Operating income	17,610	21,496	54,112	64,719
Net interest expense and other	(10,664)	(10,999)	(31,657)	(32,320)
Write-off of debt issuance costs	—	—	—	(5,662)
Income from continuing operations before income taxes	6,946	10,497	22,455	26,737
(Benefit from) provision for income taxes	(4,293)	4,013	4,184	10,404
Income from continuing operations	11,239	6,484	18,271	16,333
Income (loss) from discontinued operations of New England cluster, net of income taxes	—	786	(86)	2,480
Gain on sales of New England cluster operations, net of income taxes	—	—	27,660	—
Net income	$11,239	$7,270	$45,845	$18,813
Income per common share (basic)
Income from continuing operations	$0.29	$0.17	$0.47	$0.41
Income from discontinued operations of New England cluster, net of income taxes	—	0.02	—	0.06
Gain on sales of New England cluster operations, net of income taxes	—	—	0.70	—
Net income per common share (basic)	$0.29	$0.19	$1.17	$0.47
Income per common share (diluted)
Income from continuing operations	$0.28	$0.17	$0.47	$0.41
Income from discontinued operations of New England cluster, net of income taxes	—	0.02	—	0.06
Gain on sales of New England cluster operations, net of income taxes	—	—	0.70	—
Net income per common share (diluted)	$0.28	$0.19	$1.17	$0.47
Dividends declared per common share	$0.02	$0.02	$0.06	$0.06
Weighted-average shares outstanding:
Basic	39,146	39,150	39,138	39,608
Diluted	39,519	39,188	39,327	39,636

(1)	The thirteen and thirty-nine weeks ended September 24, 2006 have been revised to show discontinued operations. Revenues and operating income are from continuing operations.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
(Dollars in thousands)	Sept 30, 2007	Sept 24, 2006 (1)
Cash flows from operating activities:
Net income	$45,845	$18,813
Less: (Loss) income from discontinued operations, net of income taxes	(86)	2,480
Less: Gain from sales of discontinued operations, net of income taxes	27,660	—
Income from continuing operations	18,271	16,333
Adjustments to reconcile net income to net cash provided by operating activities	21,739	22,968
Changes in operating assets and liabilities, net	(6,243)	18,852
Net cash provided by operating activities of continuing operations	33,767	58,153
Net cash (used in) operating activities of discontinued operations	(23)	(2,163)
Net cash provided by operating activities	33,744	55,990
Cash flows from investing activities:
Purchase of property, plant and equipment	(22,508)	(19,251)
Proceeds from sales of property, plant and equipment	175	—
Purchase of business, net of cash acquired	—	(2,942)
Net cash used in investing activities of continuing operations	(22,333)	(22,193)
Net cash provided by (used in) investing activities of discontinued operations	78,838	(776)
Net cash provided by (used in) investing activities	56,505	(22,969)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	755,500
Extinguishment of prior long-term debt	—	(755,500)
Debt issuance fees	—	(2,381)
Repayments of long-term debt	(52,500)	—
Borrowings from revolving credit facility	100,300	69,600
Repayment of revolving credit facility	(135,800)	(80,600)
Dividends paid	(2,350)	(2,404)
Purchase of Company stock	—	(15,433)
Other financing activities	—	(234)
Net cash used in financing activities	(90,350)	(31,452)
(Decrease) increase in cash and cash equivalents	(101)	1,569
Cash and cash equivalents, beginning of period	3,930	2,410
Cash and cash equivalents, end of period	$3,829	$3,979

(1)	2006 has been revised to show discontinued operations separate from the Company’s continuing operations.

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

1.    Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the ‘‘Company’’). The Company publishes daily and non-daily newspapers, in print and online, serving markets in the Greater Philadelphia area, Michigan, Connecticut, the Greater Cleveland area, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania. The Company also owns JobsInTheUS, a network of employment Web sites. The Company was incorporated on March 11, 1997 and became a publicly traded company in May 1997.

The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter. The periods presented for both 2007 and 2006 encompass 13 and 39 week periods. The periods presented are hereinafter referred to as either ‘‘the thirteen weeks’’ or ‘‘quarter ended’’ and either ‘‘the thirty-nine weeks’’ or ‘‘three quarters ended’’ or ‘‘nine months ended’’.

The condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim financial statements do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position as of September 30, 2007 and the results of its operations and cash flows for the thirteen and thirty-nine weeks ended September 30, 2007 and September 24, 2006. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the periods ended September 30, 2007, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 31, 2006, except for accounting pronouncements adopted in 2007 for a change in the measurement date for pension accounting and income tax uncertainties as discussed in notes 9 and 11, respectively.

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

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

3.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Shares in thousands)	Sept 30, 2007	Sept 24, 2006	Sept 30, 2007	Sept 24, 2006
Weighted-average shares – basic	39,146	39,150	39,138	39,608
Effect of dilutive securities:
Restricted stock units	373	38	189	28
Weighted-average shares – diluted	39,519	39,188	39,327	39,636

Options to purchase approximately 4.2 million shares of common stock at a range of exercise prices from $14.00 to $22.50 per share were outstanding for the thirteen and thirty-nine week periods ended September 30, 2007, but were not included in the computation of diluted earnings per share for such periods because the exercise prices were greater than the average market price of the common shares during such periods. Similarly, options to purchase 5.2 million shares of common stock at a range of exercise prices from $14.00 to $22.50 were outstanding for the thirteen and thirty-nine week periods ended September 24, 2006, but were not included in the computation of the diluted earnings per share for such periods because the exercise prices of those options were greater than the average market price of the common shares during such periods. Additionally, performance based restricted stock units of 0.3 million shares for the thirteen and thirty-nine week periods ended September 30, 2007 and 0.4 million shares for the thirteen and thirty-nine week periods ended September 24, 2006, have been excluded from the computation of diluted earnings per share for each period because management determined that the performance criteria necessary for vesting would not be met.

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

On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles’ publications are distributed in Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles has been integrated into the Company’s Michigan cluster.

During December 2006, the Company signed a definitive agreement to sell its Massachusetts group of community newspapers to Gatehouse Media for approximately $72 million in cash and estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale were The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts and five non-daily publications. The sale transaction was completed on February 9, 2007. On February 5, 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The daily newspapers included in the sale are The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

4.    Acquisitions and Dispositions   (continued)

Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of the sales were used to pay down debt and for general working capital purposes. The Company recorded an aggregate gain on the disposition of these newspaper operations, after direct costs of the transactions, of $27.7 million ($17.9 million net of income taxes). The proceeds, net of direct costs, which totaled $78.8 million, are reported as cash provided by investing activities of discontinued operations in the accompanying condensed consolidated statements of cash flows.

The following chart summarizes the aggregate results of the Rhode Island and Massachusetts newspaper operations for the periods presented in the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollars in thousands)	Sept 30, 2007	Sept 24, 2006	Sept 30, 2007 (a)	Sept 24, 2006
Net revenue	—	$9,694	$3,309	$29,321
Cost and expenses	—	8,042	3,337	24,347
Operating income (loss) from discontinued operations	—	1,652	(28)	4,974
Allocated interest expense	—	285	113	822
Other expense	—	7	—	30
Income (loss) from discontinued operations before income taxes	—	1,360	(141)	4,122
Provision (benefit) for income taxes	—	574	(55)	1,642
Income (loss) from discontinued operations	—	$786	$(86)	$2,480

(a)	The amounts reflect the partial period of the Company’s ownership. The periods are from January 1, 2007 to February 5, 2007 and January 1, 2007 to February 9, 2007 for the Rhode Island newspapers operations and the Massachusetts newspaper operations, respectively.

5.    Long-Term Debt and Interest Rate Derivatives

The Company’s long-term debt was comprised of the following:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Term Loan A	$565,000	$617,500
Revolving Credit Facility	77,200	112,700
Total long-term debt	642,200	730,200
Less: current portion	—	22,500
Total long-term debt, less current portion	$642,200	$707,700

On January 25, 2006, the Company borrowed $625 million under Term Loan A and $130.5 million in revolving credit loans. These borrowings were used to repay term loans and revolving credit loans outstanding, to pay fees and expenses of the new financing, and for general corporate purposes. The Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) provides for (i) a secured term-loan facility (‘‘Term Loan A’’) with a face amount of $625 million and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’) of $375 million. As of September 30, 2007, the maximum availability under the Revolving Credit Facility was $288.7 million

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

5.    Long-Term Debt and Interest Rate Derivatives   (continued)

(including the effect of $9.1 million in outstanding letters of credit), with approximately $30.0 million available based on the terms and covenants of the Credit Agreement. The estimated fair value of the Term Loan A and the Revolving Credit Facility approximate their carrying value.

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

The Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and specified percentages of defined excess cash flow. In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries, as specified in the Credit Agreement. The Company must also meet certain covenants at each quarter. As of September 30, 2007, the Company was in compliance with these covenants.

The Company, at its option, may prepay borrowings without premium or penalty in accordance with the provisions of the Credit Agreement. These provisions limit any optional prepayment to the next twelve months of future maturities. On February 27, 2007, April 10, 2007, and July 10, 2007 the Company prepaid $32.5 million, $10.0 million, and $10.0 million, respectively, for the quarterly installments of Term Loan A through September 2008. The Company made these optional prepayments under the terms of the Credit Agreement from the proceeds of the sales of its New England properties. Interest and commitment fees are payable quarterly or at the end of selected interest periods.

The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets as collateral for the borrowings under the Credit Agreement.

The aggregate fiscal year maturities of Term Loan A at September 30, 2007 are as follows (dollars in thousands):

2008	$10,000
2009	50,000
2010	60,000
2011	60,000
2012	385,000
Total Term Loan A	$565,000

The initial availability of $375 million of the Revolving Credit Facility under the Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time.

Subsequent event

On October 2, 2007, the Company made an optional prepayment of $10.0 million for the next 2008 quarterly installment on the outstanding Term Loan A. The next payment of $12.5 million is due in the first fiscal quarter of 2009.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

At September 30, 2007, IRPAs consisted of interest rate collars and interest rate swaps with an aggregate notional amount of $175.0 million and $125.0 million, respectively.

The IRPAs were fully effective in hedging a portion of the changes in cash flows related to the debt obligation during the quarter and nine-month periods ended September 30, 2007 and the fiscal year ended December 31, 2006. The Company reported a deferred loss in accumulated other comprehensive income as of September 30, 2007 of approximately $1.7 million compared to a deferred gain of $3.5 million at December 31, 2006 (which are net of $1.4 million and $2.5 million of deferred tax assets and liabilities, respectively).

The fair market value of the derivatives is reflective of the price that a third party would be willing to pay or receive in arm’s length transactions and includes adjustments for mark-to-market changes in the related interest rates. During the three quarters endedSeptember 30, 2007, the fair market value of the IRPAs decreased from December 31, 2006 by $9.0 million to a net liability position of $3.1 million. In comparison, the fair market value of the Company’s hedges during the three quarters ended September 24, 2006, decreased by $1.2 million to a net asset position of $6.0 million from December 25, 2005.

During the quarter, the Company sold two of its designated hedge financial instruments for a gain of $2.1 million (net of $1.6 million of income taxes). This gain has been deferred as a component of accumulated other comprehensive income and will be amortized over 28 months, the original term of the expected hedged cash flows. The results of the third quarter reflect amortization of $0.2 million of the gain as an offset against interest expense. The proceeds of $3.7 million from the sale of these designated hedges are included in cash flows from operations.

The Company’s weighted average effective interest rate was approximately 6.6 percent for the quarter ended September 30, 2007 and approximately 5.8 percent for the quarter ended September 24, 2006.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

5.    Long-Term Debt and Interest Rate Derivatives   (continued)

The following table shows the components of interest expense and other included in the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollars in thousands)	Sept 30, 2007	Sept 24, 2006	Sept 30, 2007	Sept 24, 2006
Interest incurred	$11,043	$11,880	$33,938	$33,840
Settlement of hedges	(645)	(1,460)	(2,720)	(2,775)
Amortization of debt issuance costs	238	235	714	754
Amortization of deferred gain on sale of derivatives	(197)	—	(197)	—
Capitalized interest	(17)	(62)	(461)	(110)
Interest expense	10,422	10,593	31,274	31,709
Other expense, net	242	406	383	611
Net interest expense and other	$10,664	$10,999	$31,657	$32,320

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

Incentive Stock Options

Incentive stock options are granted at no less than fair market value of the common stock on the date of grant. The exercise price per share of common stock underlying all other non-statutory stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary. Upon vesting, options may be exercised at the discretion of the holder at anytime until the option expires, which is generally ten years after issuance. Outstanding options do not accrue dividends. No stock options were granted during the thirteen and thirty-nine weeks ended September 30, 2007. All outstanding stock options at September 30, 2007 are fully vested.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

6.    Stock Incentive Plans   (continued)

The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended September 30, 2007:

	Number Of Options	Weighted-Average Exercise Price
Outstanding – beginning of period	5,111,829	$18.31
Granted	—	—
Exercised	—	—
Forfeited and expired	(882,726)	20.08
Outstanding and exercisable-end of period	4,229,103	$17.94

Further information about stock options outstanding at September 30, 2007 is as follows:

Range of Exercise Prices	Number Outstanding and Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price
$14.00 – $16.00	1,732,935	2.5	$15.02
$16.01 – $18.00	914,505	6.2	17.32
$18.01 – $20.00	344,813	6.5	19.38
$20.01 – $22.50	1,236,850	2.5	22.09
	4,229,103	3.6	$17.94

Restricted Stock Units (‘‘RSUs’’)

The Company has issued RSUs which vest over a period of time, generally one or three years. These time-vested units result in compensation expense recognized over the vesting period. RSUs are entitled to dividends and the Company accrues dividends for all periods in which a restricted stock unit is outstanding, but still subject to vesting. In addition to the time vested RSUs, the Company has issued units which vest based on the achievement of performance milestones over a period of time, typically achievement of certain levels of earnings before interest, taxes and depreciation and amortization (‘‘EBITDA’’) within five years. The Company has assumed a 10 percent rate of forfeiture. The Company assesses the probability of the performance targets being achieved over the vesting period of the grants at each reporting period. If it is likely that the performance targets will be achieved over the vesting period, expense is recorded during the period for those shares which are likely to vest as a result of the achievement of those targets. To date, the Company has not recorded any expense for the units that may vest based on achievement of performance targets. The following table summarizes the Company’s RSU activity during the thirty-nine weeks ended September 30, 2007 and shows the RSU date-of-grant weighted average market price:

	Number of RSUs	Weighted-Average Grant Share Price
Outstanding – beginning of period	397,750	$11.44
Granted	357,775	5.80
Vested	(26,450)	11.52
Forfeited and expired	(60,025)	9.43
Outstanding-end of period	669,050	$8.60

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

7.    Comprehensive Income

The components of comprehensive income are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollars in thousands)	Sept 30, 2007	Sept 24, 2006	Sept 30, 2007	Sept 24, 2006
Net income	$11,239	$7,270	$45,845	$18,813
Net change in fair value of fully effective hedges, net of income taxes	(4,140)	(5,999)	(3,219)	(688)
Retirement and post-retirement benefit plans changes, net of income taxes	77	—	4,459	—
Mark-to-market adjustment of investments, net of income taxes	—	1	(3)	3
Comprehensive income	$7,176	$1,272	$47,082	$18,128

8.    Goodwill and Other Intangible Assets

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

For the first nine months of 2007, the operating results of the Michigan cluster have been trending lower than expected due to, among other factors, a sluggish local economy and industry wide declines in advertising revenue. Considering this trend, it is possible that upon the completion of the Company’s annual impairment test the goodwill at Michigan and other clusters could be determined impaired, in which case the goodwill would be written down to its implied fair value.

The following table displays intangible assets subject to amortization and intangible assets not subject to amortization:

	September 30, 2007			December 31, 2006
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer and subscriber lists	$9,477	$(9,255)	$222	$9,477	$(8,678)	$799
Non-compete covenants	3,653	(2,600)	1,053	3,653	(2,370)	1,283
Debt issuance costs	6,266	(1,586)	4,680	6,266	(873)	5,393
Total	19,396	(13,441)	5,955	19,396	(11,921)	7,475
Intangible assets not subject to amortization:
Mastheads	137,375	—	137,375	137,375	—	137,375
Total other intangible assets	$156,771	$(13,441)	$143,330	$156,771	$(11,921)	$144,850

There were no changes in the carrying amount of goodwill during the quarter ended September 30, 2007. Changes during the fiscal year ended December 2006 reflect the addition of goodwill for the acquisition of Suburban Lifestyles, the write-down of a portion of the Company’s Michigan cluster goodwill, as well as adjustments to the purchase prices of JobsInTheUS and Suburban Lifestyles.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

8.    Goodwill and Other Intangible Assets   (continued)

The changes in the carrying amount of goodwill are as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Beginning balance	$726,897	$757,780
Goodwill acquired during period	—	3,388
Asset write-down	—	(33,660)
Adjustments	—	(611)
Ending balance	$726,897	$726,897

9.    Pension and Other Post-retirement Benefits

In September 2006, the Financial Accounting Standards Board (the ‘‘FASB’’) issued Statement of financial Accounting Standard (‘‘SFAS’’) No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (‘‘SFAS 158’’). SFAS 158 amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance of the original standards except that SFAS 158 required companies to recognize a net asset or liability with an offset to equity, by which the defined-benefit-postretirement obligation is over or under-funded. The Company adopted these provisions at the end of its fiscal year ended December 31, 2006.

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

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

9.    Pension and Other Post-retirement Benefits   (continued)

Net periodic (benefit) cost and other information

Net periodic (benefit) cost for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(Dollars in thousands) Thirteen Weeks Ended:	Sept 30, 2007	Sept 24, 2006	Sept 30, 2007	Sept 24, 2006
Components of net periodic( benefit) cost:
Service cost	$217	$763	$6	$6
Interest cost	1,605	1,550	66	66
Expected return on plan assets	(2,287)	(2,141)	—	—
Amortization of net:
Prior service cost	(12)	(88)	—	—
Loss/(gain)	184	388	(36)	(98)
Net periodic (benefit) cost	$(293)	$472	$36	$(26)

	Pension Benefits		Other Post-Retirement Benefits
(Dollars in thousands) Thirty-nine weeks Ended:	Sept 30, 2007	Sept 24, 2006	Sept 30, 2007	Sept 24, 2006
Components of net periodic( benefit) cost:
Service cost	$684	$2,289	$18	$18
Interest cost	4,815	4,650	198	198
Expected return on plan assets	(6,861)	(6,423)	—	—
Amortization of net:
Prior service cost	(36)	(264)	—	—
Loss/(gain)	552	1,164	(210)	(294)
Net periodic (benefit) cost	$(846)	$1,416	$6	$(78)

The Company does not expect to contribute to its defined benefit pension plans and expects to contribute approximately $291,000 to its post-retirement health and life insurance plans in fiscal year 2007. During the thirteen and thirty-nine weeks ended September 30, 2007, approximately $73,000 and $218,000, respectively, was contributed to Company sponsored post-retirement health and life insurance plans. No contributions were made during 2007 to the Company’s defined benefit plans.

Effective January 1, 2007, the Company introduced a new retirement plan and changed its defined benefit pension plan for non-union employees. The Company had several 401(k) plans and a defined benefit pension plan that covered non-union employees in 14 locations. Approximately 1,500 non-union employees who were covered by a defined benefit pension plan were eligible to participate in an IRS designated Safe Harbor 401(k) plan. In addition, certain other non-union employees who did not participate in the Company’s defined benefit pension plan became eligible to participate in the IRS designated Safe Harbor 401(k) plan. Under the new 401(k) plan, eligible employees can receive up to a 4 percent Company match with immediate vesting. Retirement benefits earned by non-union employees through December 31, 2006 under the defined benefit pension plan were preserved.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

10.    Contingencies

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. It is the opinion of management, after reviewing these actions with the Company’s legal counsel, that the ultimate liability which may result from these actions is not expected to have a material adverse effect on the Company’s condensed consolidated balance sheets, statements of income, or statements of cash flows.

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

As a result of the adoption of FIN 48, the Company recognized a net increase related to certain state income tax obligations of $3.9 million (after federal income tax benefit) in the liability for unrecognized tax benefits through a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $29 million (before federal income tax benefit) of unrecognized tax benefits. If recognized, $20.7 million of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. During the thirty-nine weeks ended September 30, 2007, the amount of unrecognized tax benefits increased $1.7 million, reflecting an increase of $0.4 million for the third quarter of 2007.

The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. As of January 1, 2007, the Company has accrued $10 million (before federal income tax benefit) of noncash interest related to the unrecognized tax benefits. For the thirteen week and thirty-nine week periods ended September 30, 2007, the Company recognized additional noncash interest of $0.6 million and $1.9 million, respectively (before federal income tax benefit).

The Company and its subsidiaries are subject to U.S federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. The Company is currently being audited by the Internal Revenue Service (‘‘IRS’’) for the 2004 tax year and the IRS has commenced a pre-audit of the 2005 and 2006 tax years. The statute of limitations for certain states is open from 1998 to 2006. Management believes that its accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

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

The Company recognized a tax benefit of $4.3 million for the third quarter of 2007 compared to a tax provision of $4.0 million in the third quarter of 2006. The 2007 benefit is primarily a result of the

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

11.    Income Taxes   (continued)

recognition of $6.1 million of federal income tax refunds, including $1.0 million of interest, due from filings amended to carry back/forward a net operating loss generated in 2001. The refunds were received in October 2007, subsequent to the end of the third quarter.

The third quarter of 2007 was also impacted by a change in Michigan State tax law. Effective January 1, 2008, this new legislation replaces its Single Business Tax with a hybrid income and gross receipts tax. Under SFAS 109, as interpreted by FIN 48, the Company was required to remeasure its deferred tax liabilities as they relate to Michigan. The new Michigan deferred liability totaled $3.1 million (net of federal benefit), which was entirely offset by an additional piece of legislation that provided for a deduction equal to any additional deferred liability resulting from the new tax. Due to the enactment of the new Michigan Business Tax, the Company reversed a $1.8 million deferred tax liability (net of federal benefit) which had been established under the prior Michigan tax law.

Absent these tax adjustment items and the FIN 48 charges detailed above, the Company’s effective tax rate on continuing operations was 41.8 percent for the third quarter of 2007 compared with 38.2 percent in the third quarter of 2006.

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

13.    Subsequent Event

Effective November 1, 2007, the Company accepted the resignation of a key officer of the Company. In connection with this resignation, the Company entered into a separation agreement with the officer which requires a lump sum cash payment of approximately $4.8 million payable on May 1, 2008, accelerated vesting of RSUs resulting in the issuance of 192,500 shares of common stock, and various other future benefits for which the Company has not finalized the amount of the charge to be taken in the fourth quarter of 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s (as hereinafter defined) expectations, forecasts, projections, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the Company’s plans and objectives for future operations and trends affecting the Company’s financial condition and results of operations. In addition, the words ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘believes’’ and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company’s asset sales and divestiture activities, developments in discussions with the Company’s lenders concerning modifications to our financial covenants, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures including competition from non-newspaper forms of media, general or regional economic conditions and advertising trends, the unavailability or a material increase in the price of newsprint and increases in interest rates, the ability of the Company to access credit markets under satisfactory terms, changes in performance that affect financial covenant compliance or funds available for borrowing, technological changes, the adoption of new accounting standards or changes in accounting standards. These and other factors are discussed in more detail in the Company’s other filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company’s principal business is publishing newspapers in print and online in the United States of America, and the Company’s publications are primarily daily and non-daily newspapers. The Company derives its revenues primarily from advertising, paid circulation and commercial printing.

The Company currently owns 22 daily newspapers and 346 non-daily publications and operates 227 individual Web sites that are affiliated with the Company’s daily newspapers, non-daily publications and the Company’s network of employment Web sites. All of the Company’s Web sites can be accessed at www.JournalRegister.com. The Company’s operations are strategically clustered in six geographic areas: Greater Philadelphia; Michigan; Connecticut; Greater Cleveland; and the Capital-Saratoga and Mid-Hudson regions of New York. The Company also owns JobsInTheUS, a network of premier employment Web sites. The Company has total paid daily circulation of approximately 559,000, total paid Sunday circulation of approximately 586,000, and total non-daily distribution of approximately 6 million.

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

Online Operations

The Company is committed to expanding its business through Internet initiatives, some of which are further described in this section. The Company’s 227 Web sites generated approximately 97.7 million page views for the third quarter of 2007, which reflects a 12.7 percent increase as compared to the prior year period.

On November 20, 2006, Yahoo! Inc. announced a strategic partnership with more than 150 daily U.S. newspapers (the ‘‘consortium’’), including 22 of the Company’s daily newspapers, to deliver search, graphical and classified advertising to consumers in the communities where they live and work. Beginning with recruitment advertising, the newspapers and Yahoo! HotJobs are bringing one of the largest online audiences, targeting capabilities, local expertise and advertising power to recruiters and job-seekers. In addition, the consortium plans to work together to provide search, content, and local applications across the newspapers’ Web sites. Yahoo! HotJobs is operational at all of the Company’s 22 daily newspapers and 21 weekly newspapers in the Michigan cluster.

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

In another 2006 initiative, the Company began the development of a new Web platform that will replace its existing Web sites and the Company expects that this new platform will be used by all of its newspapers. This new Web site design will enhance the users experience through video streaming and pod casting and will attract advertisers to use the Web sites for their local advertising needs. This platform became operational in West Chester, PA through the www.DailyLocal.com Web site during the first quarter of 2007, and is currently in use throughout the Philadelphia cluster. It is expected that this web platform will be expanded to all of the Company’s daily publications by the end of 2007.

The Company’s online objective is to make its Web sites, all of which are accessible through www.JournalRegister.com, the preferred local portal for their respective markets by establishing such Web sites as the leading source of useful and reliable community news, sports, information and advertising in their markets.

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

During December 2006, the Company signed a definitive agreement to sell its Massachusetts group of community newspapers to Gatehouse Media for approximately $72 million in cash and estimated working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts and five non-daily publications. The sale transaction was completed on February 9, 2007. On February 5, 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The daily newspapers included in the sale were The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of these two sales were used to pay down debt and for general working capital purposes. Additionally, the Company recognized an aggregate gain of $27.7 million ($17.9 million net of income taxes) in the first quarter of 2007. The proceeds, net of direct costs, which totaled $78.8 million, are reported as cash provided by investing activities of discontinued operations in the accompanying condensed consolidated statements of cash flows.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and significant estimates are detailed in its Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, the Company’s critical accounting policies have not changed from December 31, 2006, except for accounting pronouncements adopted at the beginning of the year for the measurement date of pension accounting and income tax uncertainties as discussed in notes 9 and 11, respectively, to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

For the Quarter Ended September 30, 2007 as Compared to the Quarter Ended September 24, 2006

Unless specifically stated otherwise, all discussion of revenues and operating and other expenses reflect the Company’s continuing operations.

Net income for the quarter ended September 30, 2007 was $11.2 million, or $0.28 per diluted share, compared to $7.3 million, or $0.19 per diluted share, for the quarter ended September 24, 2006. The Company’s 2007 third quarter net income was favorably impacted by a federal income tax benefit from a prior year capital loss carry back of $6.1 million, or $0.15 per diluted share, and a beneficial tax adjustment from a Michigan State tax law change of approximately $1.8 million, or $0.05 per diluted share.

Revenues

	For the Quarter Ended
(Dollars in thousands)	Sept 30, 2007	% of Total	Sept 24, 2006	% of Total	%(Decrease)
Advertising revenue	$85,755	75.9	$94,673	77.6	(9.4)
Circulation revenue	22,852	20.2	22,860	18.7	—
Newspaper revenue	108,607	96.1	117,533	96.3	(7.6)
Commercial print and other revenue	4,387	3.9	4,501	3.7	(2.5)
Total revenues	$112,994	100.0	$122,034	100.0	(7.4)

Total revenues from continuing operations decreased $9.0 million, or 7.4 percent, to $113.0 million for the quarter ended September 30, 2007. Newspaper revenues for the quarter ended September 30, 2007 as compared to the prior year period decreased $8.9 million, or 7.6 percent, to $108.6 million. Advertising revenues decreased 9.4 percent to $85.8 million, as compared to $94.7 million for the third quarter of 2006. Circulation revenues, net of applicable discounts, for the quarter ended September 30, 2007, were on par with those of the prior year period, as rate increases essentially offset volume declines in the quarter. Commercial printing and other revenues for the quarter ended September 30, 2007 decreased by approximately $0.1 million, or 2.5 percent, to $4.4 million as compared to the prior year period. Online revenues, which are included in advertising revenue, for the quarter endedSeptember 30, 2007, were $4.8 million, an increase of 23.1 percent compared to the prior year period. Online revenues were 5.6 percent of total advertising revenues for the third quarter of 2007, compared to 4.1 percent in the third quarter of 2006.

Advertising Revenue Performance by Category:

The following table sets forth the Company’s total advertising revenues, by category:

	For the Quarter Ended
(Dollars in thousands)	Sept 30, 2007	% of Total	Sept 24, 2006	% of Total	%(Decrease)
Local	$46,490	54.2	$50,466	53.3	(7.9)
Classified	36,141	42.1	40,285	42.6	(10.3)
National	3,124	3.7	3,922	4.1	(20.3)
Total advertising revenues	$85,755	100.0	$94,673	100.0	(9.4)

Local.    Local retail advertising revenues for the third quarter of 2007 decreased 7.9 percent as compared to the prior year quarter. Absent the Michigan cluster, local retail advertising revenues declined 6.4 percent, comparing the third quarter of 2007 to the same prior year period. The building/hardware and grocery/food/drugstore categories remained weak for the third quarter of 2007.

Classified.    Classified advertising revenues decreased 10.3 percent in the third quarter of 2007, as compared to the prior year quarter. Classified real estate advertising revenues decreased 19.1 percent for the current quarter. The overall softness in the housing market continues to pressure this downward trend in real estate advertising in the majority of the Company’s clusters with its Michigan cluster declining by 24.5 percent on a quarter-to-quarter basis. While classified employment advertising revenues were down 4.6 percent for the quarter, several of our newspapers showed improvement in the classified employment sections. Classified automotive advertising revenues were down 16.6 percent for the quarter as compared to the prior year quarter. These declines continue due to a weak automotive market which has negatively affected local auto dealer advertising budgets. Classified other advertising revenues decreased approximately 2.6 percent in the third quarter of 2007, as compared to the prior year quarter. Excluding the Michigan cluster, classified other advertising revenues increased 1.5 percent during the quarter. This category which encompasses private party, legal advertisements and obituaries has been the best performing category for over a year and comprised approximately 25 percent of our total classified advertising revenues in the third quarter.

National.    National advertising revenues represent approximately four percent of the Company’s advertising revenues. These revenues decreased 20.3 percent for the quarter ended September 30, 2007, as compared to the prior year quarter.

Operating Expenses:

	For the Quarter Ended
(Dollars in thousands)	Sept 30, 2007	% of Total Revenue	Sept 24, 2006	% of Total Revenue	% Increase (Decrease)
Salaries and employee benefits	$45,831	40.5	$48,836	40.0	(6.2)
Newsprint, ink and printing charges	10,276	9.1	12,055	9.9	(14.8)
Selling, general and administrative	18,196	16.1	17,871	14.6	1.8
Depreciation and amortization	4,934	4.4	4,460	3.7	10.6
Other	16,147	14.3	17,316	14.2	(6.8)
Total operating expenses	$95,384	84.4	$100,538	82.4	(5.1)

Salaries and employee benefits.    Salaries and employee benefit expenses were 40.5 percent of the Company’s revenues for the quarter ended September 30, 2007, as compared to 40.0 percent for the quarter ended September 24, 2006. Salaries and employee benefits decreased $3.0 million, or 6.2 percent, for the quarter ended September 30, 2007 to $45.8 million, as compared to $48.8 million in the prior year period. The decrease in salaries and employee benefits in the current period as compared to the prior year period is primarily due to lower head count in the third quarter of 2007 as compared to the same period in 2006 and a favorable change in pension benefits (see note 9 to the condensed consolidated financial statements). The lower head count in the Company’s print operations was offset by increases in online spending.

Newsprint, ink and printing charges.    For the quarter ended September 30, 2007, newsprint, ink and printing charges were 9.1 percent of the Company’s revenues, as compared to 9.9 percent for the quarter ended September 24, 2006. Newsprint, ink and printing charges for the quarter ended September 30, 2007 decreased 14.8 percent as compared to the quarter ended September 24, 2006. The Company’s newsprint expense decreased approximately 16.6 percent for the quarter ended September 30, 2007 as compared to the prior year period, reflecting decreases in consumption of approximately 9.8 percent and in unit cost of 7.6 percent. The improvement in newsprint was partially offset by increases in ink and printing charges in the third quarter of 2007 compared to the same 2006 period.

Selling, general and administrative.    Selling, general and administrative expenses were 16.1 percent and 14.6 percent of the Company’s revenues for the quarters ended September 30, 2007 and September 24, 2006, respectively. As compared to the prior year period, selling, general and administrative expenses for the quarter ended September 30, 2007 increased $0.3 million, or 1.8 percent, to $18.2 million. Cost savings achieved during the quarter were offset by additional promotional costs related to HotJobs and increases in online spending.

Depreciation and amortization.    Depreciation and amortization expenses were 4.4 percent and 3.7 percent of the Company’s revenues for the quarters ending September 30, 2007 and September 24, 2006, respectively. The increase of 10.6 percent in depreciation and amortization expense in 2007 compared to 2006 is due to: new assets put in service during 2007 related to various information technology development projects; major upgrades to production capabilities in Lake County, Ohio, which allowed the Company to combine its printing operations for its Ohio cluster newspapers; and the new Macomb press facility which became fully operational in the third quarter of 2007.

Other expenses.    Other expenses, primarily related to circulation and delivery costs, were 14.3 percent and 14.2 percent of the Company’s revenues for the quarters ended September 30, 2007 and September 24, 2006. This expense caption decreased as compared to 2006 by $1.2 million primarily due to reductions in circulation promotion expenses.

Operating income.    Operating income was $17.6 million, or 15.6 percent of the Company’s revenues, for the quarter ended September 30, 2007 as compared to $21.5 million, or 17.6 percent of the Company’s revenues, for the quarter ended September 24, 2006. The decrease in operating income was attributable to the decline in revenues of $9.0 million partially offset by cost control measures put in place in 2007 compared to the same period in 2006. Operating expenses for the third quarter 2007 included $2.2 million of costs related to the Company’s online initiatives. The Company continues to invest in its online initiatives.

Other Income (Expense):

Net. interest and other expense.    Net interest and other expense decreased approximately $0.3 million, or 3.0 percent, for the quarter ended September 30, 2007 as compared to the quarter ended September 24, 2006. The Company’s weighted average borrowing rate increased to 6.6 percent in the third quarter of 2007 from 5.8 percent in the third quarter of 2006. This rate increase was largely offset by a decrease in the Company’s average outstanding debt over the prior year third quarter.

Provision for income taxes.    The benefit for income taxes increased by approximately $8.3 million for the quarter ended September 30, 2007 as compared to the quarter ended September 24, 2006. The Company’s effective tax rate for the third quarter of 2007 was a benefit of 61.8 percent, which reflects a $6.1 million federal income tax refund receivable and a $1.8 million beneficial adjustment due to a Michigan State tax law change partially offset by a $0.4 million noncash tax interest charges on uncertain tax positions that are required to be recognized as a result of a new accounting standard in 2007 (see note 11 of the condensed consolidated financial statements). These items had the effect of increasing net income by $0.19 per diluted share. The Company’s effective tax rate before the effect of these items, was approximately 41.8 percent, which was higher than the prior year period of 38.2 percent because of increased taxes in New York State.

For the Thirty-nine Week Period Ended September 30, 2007 as Compared to the Thirty-nine Week Period Ended September 24, 2006

Net income for the thirty-nine week period ended September 30, 2007 was $45.8 million, or $1.17 per diluted share, versus $18.8 million, or $0.47 per diluted share, for the thirty-nine week period ended September 24, 2006. The Company’s 2007 nine month net income was favorably impacted by the gain on the sale of its New England newspaper operations which accounted for $27.7 million, net of tax, or $0.70 per diluted share and third quarter income tax refunds of $6.1 million, or $0.15 per diluted share and a beneficial tax adjustment from a Michigan State tax law change of $1.8 million or $0.05 per diluted share. In the Company’s first nine months of 2006, net income was impacted by a $2.5 million charge, net of applicable taxes, for costs related to a non-recurring non-compete/separation agreement (‘‘special charge’’) with a former senior executive and the write-off of deferred financing costs of $3.4 million, net of tax, or $0.15 per diluted share.

Revenues

	For the Thirty-nine Weeks Ended
(Dollars in thousands)	Sept 30, 2007	% of Total	Sept 24, 2006	% of Total	% Increase (Decrease)
Advertising revenue	$264,767	76.1	$291,005	77.8	(9.0)
Circulation revenue	68,763	19.8	69,045	18.4	(0.4)
Newspaper revenue	333,530	95.9	360,050	96.2	(7.4)
Commercial print and other revenue	14,275	4.1	14,112	3.8	1.2
Total revenues	$347,805	100.0	$374,162	100.0	(7.0)

Total revenues from continuing operations decreased $26.4 million, or 7.0 percent, to $347.8 million for the thirty-nine weeks ended September 30, 2007. Newspaper revenues for the thirty-nine weeks ended September 30, 2007 as compared to the prior year period decreased $26.5 million, or 7.4 percent, to $333.5 million. Advertising revenues decreased 9.0 percent to $264.8 million, as compared to $291.0 million for the thirty-nine weeks ended September 24, 2006. Circulation revenues, net of applicable discounts, for the thirty-nine weeks ended September 30, 2007 decreased approximately $0.3 million, or 0.4 percent, as compared to the prior year period. Commercial printing and other revenues for the thirty-nine weeks ended September 30, 2007 increased by approximately $0.2 million, or 1.2 percent, to $14.3 million as compared to the prior year period. Online revenues, which are included in advertising revenue, for the thirty-nine weeks ended September 30, 2007, were $13.5 million, an increase of 22.7 percent compared to the prior year period.

Advertising Revenue Performance by Category:

The following table sets forth the Company’s total advertising revenues, by category:

	For the Thirty-nine Weeks Ended
(Dollars in thousands)	Sept 30, 2007	% of Total	Sept 24, 2006	% of Total	% (Decrease)
Local	$144,168	54.5	$156,302	53.7	(7.8)
Classified	110,115	41.6	121,007	41.6	(9.0)
National	10,484	3.9	13,696	4.7	(23.5)
Total advertising revenues	$264,767	100.0	$291,005	100.0	(9.0)

Local.    Local retail advertising revenues for the thirty-nine week period of 2007 decreased 7.8 percent as compared to the prior year period. Absent the Michigan cluster, local retail advertising revenues declined 6.3 percent, comparing the thirty-nine week period of 2007 to the same prior year period. Additionally, the Michigan cluster’s 2006 local revenues include revenue from the Super Bowl held in Detroit in the first quarter of that year.

Classified.    Classified advertising revenues decreased 9.0 percent in the thirty-nine week period of 2007, as compared to the same prior year period. Classified real estate advertising revenues decreased 15.4 percent for the thirty-nine week period.     The overall softness in the housing market led to a real estate advertising decrease in the majority of the Company’s clusters with its Michigan cluster declining by 24.1 percent in 2007 compared to the same prior year period. Classified employment advertising revenues were down 4.1 percent for the thirty-nine week period. Classified automotive advertising revenues declined in most of the Company’s clusters for the 2007 thirty-nine week period, and were down 16.4 percent for the thirty-nine week period as compared to the prior year thirty-nine week period. These declines were due to a weak automotive market which has negatively affected local auto dealer advertising budgets. Classified other advertising revenues decreased approximately 1.7 percent in the thirty-nine week period of 2007, as compared to the prior year period.

National.    National advertising revenues represents approximately four percent of the Company’s advertising revenues. These revenues decreased 23.5 percent for the thirty-nine week period ended September 30, 2007, as compared to the prior year period. The 2006 period benefited from higher levels of national advertising from telecommunications providers.

Operating Expenses:

	For the Thirty-nine Weeks Ended
(Dollars in thousands)	Sept 30, 2007	% of Total Revenue	Sept 24, 2006	% of Total Revenue	% (Decrease) Increase
Salaries and employee benefits	$140,614	40.4	$153,783	41.1	(8.6)
Newsprint, ink and printing charges	33,295	9.6	35,868	9.6	(7.2)
Selling, general and administrative	56,424	16.2	55,712	14.9	1.3
Depreciation and amortization	14,305	4.1	13,285	3.5	7.7
Other	49,055	14.1	50,795	13.6	(3.4)
Total operating expenses	$293,693	84.4	$309,443	82.7	(5.1)

Salaries and employee benefits.    Salaries and employee benefit expenses were 40.4 percent of the Company’s revenues for the thirty-nine weeks ended September 30, 2007, as compared to 41.1 percent for the thirty-nine weeks ended September 24, 2006. Salaries and employee benefits decreased $13.2 million, or 8.6 percent, for the thirty-nine weeks ended September 30, 2007 to $140.6 million, as compared to $153.8 million in the prior year period. The decrease in salaries and employee benefits in the current period as compared to the prior year period is primarily due to lower head count in the thirty-nine week period of 2007 as compared to the same period in 2006 and a favorable change in pension benefits (see note 9 of the condensed consolidated financial statements). The lower head count in the Company’s print operations was offset by increases in online spending. Additionally, the prior year period included $4.1 million related to the non-recurring special charge. Excluding this charge, salaries and employee benefits declined by 6.1 percent in 2007.

Newsprint, ink and printing charges.    For the thirty-nine weeks ended September 30, 2007, newsprint, ink and printing charges were 9.6 percent of the Company’s revenues, as compared to 9.6 percent for the thirty-nine weeks ended September 24, 2006. Newsprint, ink and printing charges for the thirty-nine weeks ended September 30, 2007 decreased 7.2 percent as compared to the thirty-nine weeks ended September 24, 2006. The Company’s newsprint expense decreased approximately 10.7 percent for the thirty-nine weeks ended September 30, 2007 as compared to the prior year period, reflecting a decrease in consumption of approximately 7.9 percent and a 3.1 percent decrease in unit cost. Additionally, ink and printing charges increased 2.5 percent in the thirty-nine week period of 2007 compared to the same 2006 period.

Selling, general and administrative.    Selling, general and administrative expenses were 16.2 percent and 14.9 percent of the Company’s revenues for the thirty-nine weeks ended September 30, 2007 and September 24, 2006, respectively. As compared to the prior year period, selling, general and administrative expenses for the thirty-nine weeks ended September 30, 2007 increased $0.7 million, or 1.3 percent, to $56.4 million. The majority of the increase was related to promotional costs for JobsInTheUS as it expands into new states, promotional costs of Yahoo! HotJobs as this program became operational in March 2007, and the acquisition of Suburban Lifestyles acquired in March 2006. JobsInTheUS expanded operations into Alabama, Mississippi, and Louisiana in the first quarter of 2007. Additionally, there was a decrease in professional fees in 2007 which was partially offset by increases in software maintenance and utilities costs. Additionally, the Company increased online spending in 2007.

Depreciation and amortization.    Depreciation and amortization expenses were 4.1 percent and 3.5 percent of the Company’s revenues for the thirty-nine week periods ended September 30, 2007 and September 24, 2006, respectively. The increase of 7.7 percent in depreciation and amortization expense in 2007 compared to 2006 is due to: new assets being put in service during the thirty-nine weeks related to various information technology development projects; major upgrades to production capabilities in Lake County, Ohio, which allowed the Company to combine its printing operations for its Ohio cluster newspapers; and to the completion of the Macomb press facility which went into production in July 2007.

Other expenses.    Other expenses, primarily related to circulation and delivery costs, were 14.1 percent and 13.6 percent of the Company’s revenues for the thirty-nine week period ended September 30, 2007 and September 24, 2006, respectively, decreasing by 3.4 percent in 2007 as compared to the same period in 2006. This expense caption is closely related to circulation revenue and has followed the trend of circulation revenue for the thirty-nine week period of 2007.

Operating income.    Operating income was $54.1 million, or 15.6 percent of the Company’s revenues, for the thirty-nine weeks ended September 30, 2007 as compared to $64.7 million, or 17.3 percent of the Company’s revenues, for the thirty-nine weeks ended September 24, 2006. The decrease in operating income was attributable to the decline in revenues of $26.4 million partially offset by cost control measures put in place in 2007 compared to the same period in 2006. The Company’s cost control measures have resulted in non-newsprint cash expense savings of $ 10.5 million in 2007 as compared to the same period in 2006 adjusted for a special charge in the second quarter of 2006. Included in non-newsprint operating expenses for the thirty-nine week period of 2007 was $7.8 million of costs related to the Company’s online initiatives which increased by $2.7 million compared to the same period in 2006. The increase in online expenses reduced the benefit of the aforementioned cost control measures in 2007. The Company continues to invest in online initiatives.

Other Income (Expense):

Net. interest expense and other.    Net interest and other expense decreased approximately $0.7 million, or 2.1 percent, for the thirty-nine weeks ended September 30, 2007 as compared to the thirty-nine weeks ended September 24, 2006. The Company’s weighted average borrowing rate increased in the thirty-nine week period of 2007 and was offset by a decrease in the average outstanding debt over the prior year thirty-nine week period thus keeping the interest expense relatively flat period to period. The Company had a favorable impact from other income with the receipt of approximately $0.4 million related to an investment in PowerOne Media LLC and the amortization of $0.2 million of deferred gain on the sale of derivative financial instruments designated as cash flow hedges.

Provision for income taxes.    The provision for income taxes decreased by approximately $6.2 million for the thirty-nine weeks ended September 30, 2007 as compared to the thirty-nine weeks ended September 24, 2006. The Company’s effective tax rate for the thirty-nine week period of 2007 was approximately 18.6 percent which reflects a favorable impact of a $6.1 million federal income tax refund receivable and a Michigan State tax law change of $1.8 million partially offset by a New York State tax law change enacted in the second quarter which increased the provision by $1.0 million and by $1.2 million of noncash tax interest charges on uncertain tax positions that were required to be recognized as a result of a new accounting standard in 2007 (See note 11 of the condensed consolidated financial statements). These items had the effect of increasing net income by $0.13 per diluted share. Absent these items, the Company’s effective tax rate would be 41.5 percent in 2007 as compared to 38.9 percent in 2006.

Liquidity and Capital Resources

Cash flows from operating activities.    Net cash provided by aggregate operating activities for the thirty-nine weeks ended September 30, 2007 was $33.7 million as compared to $56.0 million for the thirty-nine weeks ended September 24, 2006. Included in the 2007 cash flows from operating activities were the proceeds of $3.7 million from the sale of derivative financial instruments designated as cash flow hedges. Current assets were $75.9 million and current liabilities were $73.0 million as of September 30, 2007 as compared to current assets of $89.5 million and current liabilities of $95.4 million as of December 31, 2006. The decrease in current liabilities primarily reflects the repayment of $22.5 million of the current portion of long-term debt under the Company’s term loans offset by an increase in income taxes payable which was primarily due to the tax liability associated with the sales of the New England operations. Current assets decreased $8.5 million after excluding current assets of discontinued operations. This decrease in current assets is primarily due to a reduction in current deferred income taxes of $6.8 million resulting from the utilization of the current portion of a net operating loss carry-forward, lower customer receivables as a result of lower sales, and a reduction in inventory because of lower newsprint cost and lower supply on-hand, partially offset by the federal income tax refund receivable recorded in 2007.

The Company’s operations have historically generated strong positive annual cash flows from operating activities. Although this historical cash flow trend has not held for 2007 as the Company experiences a continued weakness in its print advertising revenue streams, the Company believes that cash flows from operations and the availability of funds from external sources will be sufficient to fund its ongoing operating needs, capital expenditure requirements and long-term debt obligations.

Cash flows from investing activities.    Net cash used in investing activities of continuing operations was $22.3 million for the thirty-nine weeks ended September 30, 2007 reflecting amounts used for capital expenditures. Of these capital expenditures, $11.3 million was for costs in connection with the build-out of the Clinton Township, Michigan press and mailroom facility and $4.2 million was related to the Company’s investment in its online operations. The net proceeds from the sale of the Company’s New England newspaper operations of $78.8 million are included in net cash provided by investing activities of discontinued operations. Net cash used in aggregate investing activities was $23.0 million for the thirty-nine weeks ended September 24, 2006, of which $19.2 million was for property, plant and equipment and $2.9 million was for the purchase of Suburban Lifestyles.

The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs and believes that it is sufficient to maintain the Company’s current level and quality of operations. This program included planned expenditures of approximately $12.0 million related to the new press and mailroom facility for the Macomb Daily as well as spending on technology, including: prepress and business systems; web development; computer hardware and software; building and leasehold improvements; other machinery; and equipment and vehicles. In addition to its capital expenditure program, the Company is exploring the sale of certain non-core assets and underutilized real estate it owns.

Cash flows from financing activities.    Net cash used in financing activities was $90.4 million for the thirty-nine weeks ended September 30, 2007, which includes $52.5 million for repayments on the Company’s term loan and $35.5 million net repayment on its revolving credit facility. Subsequent to September 30, 2007, the Company made an optional term loan repayment of $10.0 million. Net cash used in financing activities was $31.5 million for the thirty-nine weeks ended September 24, 2006, of which $15.4 million was used for the share repurchase program, $2.4 million for the payment of debt issuance fees associated with the January 2006 refinancing, and $11.0 million was used to repay debt.

In the first quarter of 2006, the Company borrowed $625 million under Term Loan A and $130.5 million in a revolving credit loan (‘‘Credit Agreement’’). These borrowings were used primarily to repay term loans and revolving credit loans outstanding under a prior credit facility. The borrowings currently outstanding bear interest at various LIBOR-based Rates plus 1.25 percent or the Prime Rate.

Additionally, the Company made $2.4 million in dividend payments in the thirty-nine week periods ended September 30, 2007 and September 24, 2006. Effective October 18, 2007, the Company eliminated its quarterly dividend. This action was consistent with the Company’s objectives of conservative cash management and prudent investment in revenue initiatives.

Credit Facilities.    The Credit Agreement contains certain restrictive covenants where the Company is required to maintain specified financial ratios, and is also subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental Company changes (such as mergers and dispositions of assets), to authorize dividends and distributions on its capital stock, and to undertake certain capital expenditures. The borrowings are fully and unconditionally guaranteed by each of its subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of its assets as collateral for the borrowings.

The Company’s ability to meet these covenants will depend on future operating cash flows, working capital needs and other sources and uses of funds, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the Company’s control. Failure to meet these covenants could result in additional costs and fees to amend the Credit Agreement or result in the principal balance of the borrowings under the Credit Agreement becoming immediately due and payable. Furthermore, the Company may need a waiver of its Credit Agreement covenants and there can be no assurance that the Company could receive such waiver. As of September 30, 2007, the Company was in compliance with these covenants.

The Company has initiated discussions with its bank group to explore the possibility of modifying certain terms of its financial covenants contained in the Credit Agreement to provide greater flexibility to help manage the Company efficiently during the current challenging times. The Company anticipates that the modifications will reduce borrowing capacity under the Revolving Credit Facility and the Incremental Facility. There can be no assurance that the members of the bank group will agree to any changes to the Credit Agreement.

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

The Company is also required to pay down the principal amount of the term loan in quarterly installments with a final payment of $340 million on August 12, 2012. Interest and commitment fees are payable quarterly or at the end of a borrowing period, whichever is shorter. The initial availability of $375 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time. As of September 30, 2007, the maximum availability under the Revolving Credit Facility was $288.7 million, with approximately $30.0 million available based on the terms and covenants of the Credit Agreement.

Other liquidity items.    As a result of adopting new accounting pronouncements for income tax uncertainties and pension accounting, the Company’s long-term tax liabilities increased by a net $3.9 million while the Company’s long-term pension obligations decreased by $7.2 million primarily from favorable performance of the pension plans assets (see notes 11 and 9 in the condensed consolidated financial statements, respectively).

Other Information

Effective November 1, 2007, Robert M. Jelenic resigned as Chairman and Chief Executive Officer of the Company. This resignation was mutually agreed upon between the Board of Directors and Mr. Jelenic. At the request of the Board of Directors, James W. Hall, Acting Chief Executive Officer

since June 18, 2007, agreed to assume the role of Chairman and Chief Executive Officer of the Company. In conjunction with Mr. Jelenic’s resignation, the Company entered into a separation agreement with Mr. Jelenic which requires a lump sum cash payment of approximately $4.8 million payable on May 1, 2008, accelerated vesting of RSUs resulting in the issuance of 192,500 shares of common stock, and various other future benefits for which the Company has not finalized the amount of the charge to be taken in the fourth quarter of 2007.

On October 1, 2007, Scott A. Wright was promoted to President and Chief Operating Officer of the Company and Julie A. Beck was promoted to Executive Vice President and Chief Financial Officer.

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

All EBITDA figures in this report are non-GAAP financial measures. The Company defines EBITDA as net income plus provision for income taxes, net interest expense, depreciation, amortization and other non-cash, special or non-recurring charges. For the quarter ended September 30, 2007, EBITDA was $22.5 million as compared to $26.0 million for the quarter ended September 24, 2006. For the thirty-nine weeks ended September 30, 2007, EBITDA was $68.4 million as compared to $82.1 million for the thirty-nine weeks ended September 24, 2006. Additionally, the Company defines EBITDA margin as EBITDA divided by total revenues.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. It should also be noted that the Company’s calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between income from continuing operations and EBITDA for the thirteen and thirty-nine weeks ended September 30, 2007 and September 24, 2006.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(Dollars in thousands)	Sept 30, 2007	Sept 24, 2006	Sept 30, 2007	Sept 24, 2006
Income from continuing operations	$11,239	$6,484	$18,271	$16,333
Add: (Benefit from) provision for income taxes	(4,293)	4,013	4,184	10,404
Add: Write-off of debt issuance costs	—	—	—	5,662
Add: Net interest expense and other	10,664	10,999	31,657	32,320
Operating income	17,610	21,496	54,112	64,719
Add: Depreciation and amortization	4,934	4,460	14,305	13,285
Add: Special items(1)	—	—	—	4,078
EBITDA	$22,544	$25,956	$68,417	$82,082
EBITDA margin	20.0%	21.3%	19.7%	21.9%

Note:
(1)	Special items relate to a non-recurring charge for a non-compete/separation agreement with a former senior executive.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 details the Company’s disclosures about market risk. As of September 30, 2007, there have been no material changes in the market risk for the Company from that discussed in the aforementioned Form 10-K.

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

Dependence on Local Economies.    The Company believes it appropriate to emphasize that its advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local populations, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions. For example, the Company’s Michigan and Ohio clusters are particularly impacted by the automotive industry sector.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

There are no material changes to the share repurchase program as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Approximately $11.9 million of stock may yet be purchased under the Board authorized repurchase plan. The Company did not repurchase any of its shares of common stock during the first thirty-nine weeks of fiscal year 2007.

Item 6.    Exhibits

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2007).
10.1	Separation Agreement dated October 12, 2007 between Journal Register Company and Robert M. Jelenic (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2007).
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2007	JOURNAL REGISTER COMPANY
	By:	/s/ Julie A. Beck
Julie A. Beck Executive Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)