Form 10-K
period 2007-12-30
JOURNAL REGISTER CO
filed 2008-03-14
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes       No

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant’s Common Stock as reported on the New York Stock Exchange on July 1, 2007 was $175,367,288 million. The registrant has no non-voting common equity.

As of February 29, 2008, 39,358,272 shares of the registrant’s Common Stock, par value $0.01 per share, were outstanding (excluding treasury shares).

Documents Incorporated by Reference.    The information called for by Part III is incorporated by reference to the definitive Proxy Statement for relating Company’s Annual Meeting of Stockholders (‘‘2008 Proxy Statement’’), to be held May 2, 2008.

Cautionary Statement Regarding
Forward-Looking Statements

Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s (as hereinafter defined) expectations, forecasts, projections, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the plans and objectives of the Company for future operations and trends affecting the Company’s financial condition and results of operations. In addition, the words ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘believes’’ and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company’s asset sales and divestiture activities, developments in discussions with the Company’s lenders concerning modifications to our financial covenants, the ability of the Company to achieve cost reductions and integrate acquisitions, competitive pressures including competition from non-newspaper forms of media, general or regional economic conditions, advertising trends, and material increases in interest rates the ability of the Company to access credit markets under satisfactory terms, changes in performance that affect financial covenant compliance or funds available for borrowing, technological changes, the adoption of new accounting standards or changes in accounting standards. These and other factors are discussed in more detail below under ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Certain Factors That May Affect the Company’s Future Performance.’’ Such factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business.

General

Journal Register Company (the ‘‘Company’’) is a U.S. multi-regional media company. Formally established in 1997, the Company went public in May of that year. As of December 30, 2007, the Company owns and operates 22 daily newspapers and 321 non-daily publications. These non-daily publications range from weekly and other non-daily frequency newspapers to region specific multi-color travel and other specific interest leisure oriented magazines. The Company also operates 228 individual Web sites which offer the Company’s readers and advertisers Web based access to the Company’s products, content and advertising. These Web sites can be accessed either by their own unique address or through the Company’s Web site, www.JournalRegister.com. The Company owns three commercial printing operations and JobsInTheUS, a network of 20 employment Web sites, that complement and enhance its publishing operations.

The Company is committed to being an entrepreneurial driven and customer focused provider of local news, sports, business and lifestyle information to its readership. It is also committed to being the number one choice for its advertising clients. The Company’s geographically clustered base of operations enables it to reach a broad spectrum of readers and consumers throughout the Greater Philadelphia; Michigan; Connecticut; Greater Cleveland; and the Capital Saratoga and Mid-Hudson regions of New York State which ensures the Company’s customers can reach advertising saturation through a multi-media communication environment.

The Company believes that its time tested clustering strategy creates significant synergies, efficiencies, and cost savings for its print and digital/online products within each cluster. These synergies include: increased reach for advertisers; regional online operations; cross-selling of advertising and promotion; and centralized news gathering and production efficiencies through the consolidation of printing and back-office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution and introduce new products and services in a cost-effective manner to increase readership.

During 2007, the Company experienced major changes in its executive management. In June, Robert M. Jelenic took a leave of absence from his position as Chairman and Chief Executive Officer (‘‘CEO’’) of the Company and subsequently resigned effective November 1, 2007. Former director of the Company and audit committee member, James W. Hall was formally named Chairman and CEO after serving in an interim capacity during Mr. Jelenic’s absence. In September, Scott A. Wright was named President and Chief Operating Officer.

In recent years, the newspaper industry and the Company have experienced: declining readership and circulation; declining advertising revenues due to alternative choices for advertisers; ongoing margin pressure; and an ongoing free cash flow decline as print media pricing adapts to a more digitally-oriented and highly-competitive marketplace. In response to these industry wide challenges, the Company refocused its short-term priorities as follows: (i) the development and execution of a new business model; (ii) revenue and cash flow improvement initiatives; (iii) ongoing digital/online business development; and (iv) debt reduction.

The principal elements of the Company’s new business model are: the development of strong, entrepreneurial managers and publishers; development of new product offerings and new customer focused initiatives; a strong focus on sales and sales team development; strategic partnerships, collaboration and outsourcing where practicable; attracting and retaining high-quality employees; and maintaining discipline in terms of managing costs and expenses. Longer-term objectives have been identified as: (i) development and implementation of a sustainable multi-media business model and a strategy that will result in the digital/online business generating one-third of the Company’s revenues within 5 years; (ii) development of built-in strategic and tactical adaptability through partnerships, outsourcing and collaboration; and (iii) resumption of an acquisitions for growth strategy.

In December 2007, the Company negotiated an amendment to its bank credit facility to, among other things, reset certain ratios of its financial covenants. The Company continues to identify and eliminate redundant and unused assets as well as unprofitable products in order to better manage its working capital, liquidity and asset resources.

Acquisitions and Dispositions

From September 1993 through December 2007, the Company completed 31 strategic acquisitions (including those described herein), acquiring 18 daily newspapers, 294 non-daily publications, four commercial printing companies and a community of online recruiting Web sites. Three of the four commercial printing facilities acquired by the Company print a number of the Company’s non-daily publications and the fourth is a premium quality sheet-fed printing company.

On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles has been integrated into the Michigan Cluster.

Consistent with management’s strategy of continually reevaluating resources, the Company sold its New England Cluster newspaper operations in February 2007. The Company sold two of its daily community newspapers to Gatehouse Media. The newspapers included in the sale were The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts. Additionally, this sale included five non-daily publications. The Company sold the remaining three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale were The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island.

Newspaper Operations

The Company’s newspapers are characterized by their intense focus on the coverage of local news and local sports, their compelling graphic design and colorful, reader-friendly packages. The Company manages its newspapers to best serve the needs of its local readers and advertisers. The editorial content of its newspapers is tailored to the specific interests of each community served and includes coverage of local youth, high school, college and professional sports, as well as local business, politics, entertainment and culture. The Company maintains high product quality standards and uses extensive process color and graphic design to more fully engage existing readers and attract new readers. The Company’s newspapers typically are produced using advanced prepress pagination technology, and are printed on efficient, high-speed presses.

As part of its stated strategy, beginning in late 2007, the Company pruned publications that were not contributing as expected, including the five weekly Lehigh Valley publications, among others, and certain total market coverage publications. The Company removed an aggregate 30 publications from its operations and also launched eight new publications during 2007.

Operating Regions

Greater Philadelphia.    The Company owns seven daily newspapers and 131 non-daily publications serving areas surrounding Philadelphia. These publications include, in Pennsylvania: the Delaware County Daily and Sunday Times (Primos); the Daily Local News (West Chester); The Mercury (Pottstown); The Times Herald (Norristown); The Reporter (Lansdale); The Phoenix (Phoenixville); Montgomery Newspapers, a group of 23 non-daily publications serving Montgomery and Bucks counties; News Gleaner Publications, which includes nine weekly publications serving Northeast Philadelphia and eight monthly publications serving Montgomery County; the InterCounty Newspaper Group, a group of 19 weekly newspapers serving suburban Philadelphia and central and southern New Jersey; Chesapeake Publishing, a group of 15 non-daily publications; Town Talk Newspapers (Media), a group of seven non-daily publications; County Press Publications, a group of seven publications; Acme Newspapers, a group of four non-daily newspapers, including the Main Line Times, serving Philadelphia’s affluent Main Line; Suburban Publications, a group of three non-daily publications, and the News of Delaware County, one of the largest community newspapers in the United States audited by the Audit Bureau of Circulations (‘‘ABC’’); the Penny Pincher Shopper publications (Pottstown); and Berks-Mont, a group of 11 non-daily publications serving Berks and Montgomery counties. Also, in New Jersey, the Company owns The Trentonian (Trenton), a daily newspaper operation focusing on news in the state capital and surrounding communities.

The Company also owns two commercial printing companies in Pennsylvania, one of which prints more than 60 of the Company’s non-daily publications in addition to printing for other non-affiliated customers and the other is a premium quality sheet-fed printing operation.

The seven Greater Philadelphia Cluster daily newspapers have aggregate daily circulation of approximately 163,100 and aggregate Sunday circulation of approximately 142,000. The Company’s aggregate non-daily distribution in the Greater Philadelphia Cluster is approximately 1.3 million.

In March 2006, the Company launched a new monthly publication serving the Montgomery County area called Huntington Valley Life and in December 2006 launched Nicetown Life, a monthly product, primarily serving the African-American community of Philadelphia County.

In September 2005, The Times Herald launched La Voz, a Spanish-language publication distributed primarily in the Norristown area, with additional distribution in Bridgeport and Conshohocken, Pennsylvania. This publication was originally launched as a bi-weekly publication and the distribution frequency was subsequently increased to weekly in January 2006. This publication is distributed by carrier and serves a fast-growing Spanish-speaking readership in suburban Philadelphia.

As a result of the synergies in the Greater Philadelphia Cluster, the Company cross-sells advertising into multiple publications. The nature of the cluster also allows for the implementation of significant cost saving programs. For example, the Company uses its production facility, Journal Register Offset, located in Exton, Pennsylvania to produce five of the Company’s seven dailies — the Daily Local News, The Mercury, The Times Herald, The Reporter and The Phoenix — and 57 of the Company’s 131 non-daily publications in the Greater Philadelphia Cluster. The Exton facility produces award-winning quality products and generates significant cash operating expense savings. In addition, the Company’s publications in its Greater Philadelphia Cluster share several news-gathering resources.

Michigan.    The Michigan cluster publishes four daily newspapers and 89 non-daily publications primarily in the Greater Detroit area and other parts of Michigan. The daily newspapers are The Oakland Press (Pontiac), The Macomb Daily (Mt. Clemens), The Daily Tribune (Royal Oak), and The Morning Sun (Mt. Pleasant). The non-daily publications are primarily aggregated in four groups: the Lapeer Group (Lapeer); Morning Star Group (Mt. Pleasant); Independent Newspapers (Mt. Clemens); and Heritage Newspapers (Southgate). The aggregate circulation of the daily newspapers is approximately 124,700 daily and approximately 150,600 Sunday. The non-daily publications have an aggregate distribution of approximately 1.4 million.

The most exciting development in the Michigan cluster during 2007 was the completion of the new state-of-the-art printing facility in Mt. Clemens. Not only will this new press result in improved operating efficiencies for the cluster, it will provide management with the flexibility and adaptability to meet changing business conditions while delivering consistent high quality products for customers throughout the properties it serves. Additionally, contract negotiations generated significant savings for the Company.

In March 2006, the Company acquired Suburban Lifestyles Community Newspaper group (‘‘Suburban Lifestyles’’), based in Rochester Hills, Michigan. Suburban Lifestyles traces its history to 1993, when it was launched in Rochester, Michigan, and focuses on the local news and information in each of its communities. Eight editions of the Suburban Lifestyles are distributed to approximately 177,000 homes and businesses each week in the upscale Oakland County communities of Rochester, Rochester Hills, Troy, Oakland Township, Oxford, Lake Orion, Auburn Hills, Farmington, Farmington Hills and Novi, and the Macomb County communities of Romeo, Shelby Township and Washington Township.

Connecticut.    In Connecticut, the Company owns the New Haven Register, a small metropolitan daily newspaper with circulation of approximately 76,700 and Sunday circulation of approximately 85,000, four suburban daily newspapers, 70 suburban non-daily publications and one commercial printing company. Other suburban daily newspapers in the Connecticut Cluster are The Herald (New Britain), The Bristol Press, The Register Citizen (Torrington) and The Middletown Press. These four daily newspapers and the New Haven Register have aggregate daily circulation of approximately 110,100 and approximately 113,400 Sunday. The non-daily publications have an aggregate distribution of approximately 2.2 million. Included in the non-daily publications is Connecticut Magazine, the state’s premier lifestyle magazine. The Company’s Connecticut daily newspapers and non-daily publications serve a statewide audience with concentrations in western Connecticut (Litchfield and Fairfield counties) to Hartford and its suburban areas, to the Greater New Haven area, as well as the Connecticut shoreline from New Haven northeast to New London.

In 2007, the Company launched two new weeklies — Shore View East and Shore View West — which are total market coverage publications of the Shoreline properties. Also, in 2007 the Company consolidated its New Britain printing operation with the New Haven printing facility so that the Middletown Press and the New Britain Herald are now being printed at the New Haven facility.

In 2006, the Company introduced the Home and Garden Connecticut Magazine expanding on the success of its Connecticut Magazine. After the successful launch in April 2005 of Registro, a weekly Spanish-language publication distributed in the New Haven area, the Company launched a new edition of Registro, to serve the greater Waterbury, Danbury and Northwest Corner markets. This expansion furthered Registro’s goal of providing quality local news and advertising across Connecticut, both in print and online. Registro offers, in addition to local news stories and features produced by its independent editorial staff; comprehensive coverage of state, national and world events; and Spanish-language classified advertising.

The Company’s Connecticut publications benefit from cross-selling of advertising, as well as from editorial, production and back-office synergies. For example, the New Haven Register gathers statewide news for all of the Company’s Connecticut newspapers; the newspapers cross-sell advertising through a one-order, one-bill system; and The Herald and The Middletown Press are printed at one facility, as are The Register Citizen and The Bristol Press. Moreover, over a decade ago, in order to take advantage of the contiguous nature of the geographic areas served by The Herald, The Bristol Press and The Middletown Press, the Company launched a combined Sunday newspaper, The Herald Press, which serves the readers of these three daily newspapers with three zoned editions and has a Sunday circulation of approximately 21,000. In 2006, the Connecticut publications also consolidated services and now share back-office functions through its New Haven Register location.

In December 2006, the Company announced that one of its flagship newspapers, the New Haven Register, agreed to participate in the Google Print Ads Program. This new print advertising initiative creates a new online marketing channel for the New Haven Register, which allows advertisers to purchase newspaper space and special themed section content through an online portal. The New Haven Register joins more than 50 major newspapers across the U.S. that are currently participating in the Google product launch.

Greater Cleveland.    The Company owns two Cleveland, Ohio area newspaper operations, The News — Herald (Willoughby) and The Morning Journal (Lorain). The aggregate daily circulation of the Cleveland area newspapers is approximately 66,200 and aggregate Sunday circulation of the Cleveland area newspapers is approximately 74,800. The four non-daily publications in the Greater Cleveland cluster have aggregate distribution of approximately 121,100. The Greater Cleveland Cluster benefits from a variety of synergies, including advertising cross-sell arrangements and certain news-gathering resources. In 2007, the Company completed consolidation of the print facilities which allow all of the cluster’s publications to be printed at a single facility in Willoughby, Ohio.

Capital-Saratoga Region of New York.    The Company owns three daily and ten non-daily publications in the Capital-Saratoga Region of New York. The Company’s publications in this cluster include The Record (Troy), The Saratogian (Saratoga Springs), The Oneida Daily Dispatch and the weekly Community News, serving Clifton Park. The Company also owns Mohawk Valley Media, a group of three non-daily publications based in Rome, New York, with current distribution of approximately 36,600. The daily newspapers have aggregate daily circulation of approximately 30,500 and aggregate Sunday circulation of approximately 26,100. The non-daily publications in this cluster have total distribution of approximately 168,000.

To further expand into the Spanish-language newspaper market, The Record launched Registro New York in March 2007. This new product serves the expanding Latino market in the Capital District. The Company also introduced the Spirit of Saratoga Magazine and Rennsselear County Magazine in 2007.

The Company believes that its Capital-Saratoga Region properties benefit from the fragmentation of local radio markets. As a result, the Company believes that its newspapers in the region are significant media outlets in their respective communities, thereby making these newspapers attractive vehicles for area advertisers. The Record, The Saratogian and the Community News benefit from the cross-selling of advertising and these newspapers also benefit from significant production and news-gathering synergies. For example, The Record, The Saratogian and the Community News are printed at the Company’s operating facility in Troy, taking advantage of that facility’s capacity and achieving significant cost efficiencies.

Mid-Hudson Region of New York.    The Company owns one daily newspaper and 17 non-daily publications in the Mid-Hudson Region of New York. The daily newspaper in this cluster is the Daily Freeman in Kingston. The Company’s non-daily publications in this cluster are: the Taconic Press group, a group of 11 non-daily newspapers serving Dutchess and Westchester counties in New York, and The Putnam County Courier, serving Putnam County, New York; and Roe Jan Independent Publishing based in Hillsdale, New York, which includes two non-daily publications. The Mid-Hudson Region cluster has daily circulation of approximately 18,500, Sunday circulation of approximately 22,900 and total non-daily distribution of approximately 281,700.

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

The Mid-Hudson Region newspapers benefit from the cross-selling of advertising, as well as production and editorial synergies. Certain publications in this cluster also benefit from advertising cross-selling with certain newspapers in the Company’s Connecticut cluster, including The Register Citizen (Torrington, CT) and certain of the Housatonic Publications (New Milford, CT), which serve Litchfield County, Connecticut.

The following table sets forth information regarding the Company’s publications as of December 30, 2007:

Publication	Year Originated(1)	Year Acquired		Principal Location	Number of Publications	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
PHILADELPHIA CLUSTER
Delaware County Daily and Sunday Times	1876	1998		Primos, PA	1	43,520	38,185
Daily Local News	1872	1986		West Chester, PA	1	27,087	27,206
The Mercury	1930	1998		Pottstown, PA	1	21,080	22,587
The Times Herald	1799	1993		Norristown, PA	1	15,270	27,044
The Reporter	1870	2001		Lansdale, PA	1	13,457
The Phoenix	1888	1986		Phoenixville, PA	1	2,660
The Trentonian	1945	1985		Trenton, NJ	1	39,980	26,950
Montgomery Newspapers	1872	2001		Ft. Washington, PA	23			248,671
News Gleaner Publications	1882	2002		Philadelphia, PA	17			198,217
Berks-Mont Newspapers	1857	2004		Quakertown, PA	11			140,483
Chesapeake Publishings (PA,NJ)	1869	2001		Kennett Sq., PA & Medford, NJ	15			102,169
Town Talk Newspapers	1964	1998		Ridley, PA	7			83,800
InterCounty Newspaper Group	1869	1997		Newtown, PA	19			84,102
Pottstown Newspapers	1988	1998		Pottstown, PA	10			116,134
Acme Newspapers	1930	1998		Ardmore, PA	4			49,950
Suburban Publications	1885	1986		Wayne, PA	3			29,574
Press Publications	1931	2002		Newtown Square, PA	7			36,880
Norristown Newspapers	1999	1999	(4)	Norristown, PA	2			10,200
Phoenixville Newspapers	1975	1986		Phoenixville, PA	2			35,100
West Chester Newspapers	1980	1986		West Chester, PA	4			70,668
El Latino Expreso	2004	2004	(4)	Trenton, NJ	1			14,300
Total Market Coverage (‘‘TMC’’)					6			114,923
TOTAL PHILADELPHIA					138	163,054	141,972	1,335,171
MICHIGAN CLUSTER
Oakland Press	1844	2004		Pontiac	1	63,174	72,628
Macomb Daily	1839	2004		Mt. Clemens	1	42,045	55,626
Daily Tribune	1902	2004		Royal Oak	1	9,575	11,106
The Morning Sun	1879	2004		Mt. Pleasant	1	9,940	11,258
Morning Star Group	1947	2004		Mt. Pleasant	27			386,156
Heritage Group	1869	2004		Southgate	19			286,074
Independent Newspapers	1902	2004		Mt. Clemens	16			258,351
Lapeer Group	1879	2004		Lapeer	14			136,711
Suburban Lifestyles Community Newspaper	1993	2006		Rochester Hills	8			177,497
Oakland Newspapers	1982	2004		Pontiac	2			92,900
TMC					3			95,997
TOTAL MICHIGAN					93	124,734	150,618	1,433,686

Publication	Year Originated(1)	Year Acquired		Principal Location	Number of Publications	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
CONNECICUT CLUSTER
New Haven Register	1755	1989		New Haven	1	76,664	85,047
The Herald	1881	1995		New Britain	1	10,074	21,082
The Bristol Press	1871	1994		Bristol	1	8,569
The Register Citizen	1889	1993		Torrington	1	7,860	7,305
The Middletown Press	1884	1995		Middletown	1	6,962
Connecticut Magazine	1938	1999		Trumbull	5			1,300,508
Shore Line Newspapers	1877	1995		Guilford	7			49,753
Imprint Newspapers	1880	1995		Bristol	14			76,750
Litchfield County Times Group	1981	2001		New Milford	3			22,529
Elm City Newspapers	1931	1995		Milford	6			53,010
Housatonic Publications	1825	1998		New Milford	5			22,409
New Haven Register Publications	2004	2004		New Haven	3			82,759
New Britain Newspapers	1885	1995		East Hartford	2			30,859
Minuteman Newspapers	1993	1998		Westport	2			36,500
Gamer Publications	1981	1995		Bristol	3			54,000
Foothills Trader	1965	1995		Torrington	3			60,200
Connecticut County Kids	1989	1996		Westport	2			40,000
Main Street News	1989	2002		Essex	1			1,433
Bristol – Thomaston Express	1874	1994		Thomaston	1			1,509
TMC					13			322,865
TOTAL CONNECTICUT					75	110,129	113,434	2,155,084
GREATER CLEVELAND CLUSTER
The News-Herald	1878	1987		Willoughby	1	39,453	46,020
The Morning Journal	1921	1987		Lorain	1	26,777	28,733
County Kids	1997	1997	(4)	Lorain	1			19,000
El Latino Expreso	2004	2004	(4)	Lorain	1			8,501
TMC					2			93,630
TOTAL GREATER CLEVELAND					6	66,230	74,753	121,131
CAPITAL-SARATOGA CLUSTER
The Record	1896	1987		Troy	1	14,081	15,441
The Saratogian	1855	1998		Saratoga Springs	1	9,921	10,642
The Oneida Daily Dispatch	1850	1998		Oneida	1	6,519
Spirit of Saratoga Magazine	2007	2007	(4)	Saratoga Springs	1			15,000
Rennsselaer County Magazine	2007	2007	(4)	Troy	1			15,000
Mohawk Valley Media	1993	2004		Rome	3			36,600
Community News	1969	1998		Clifton Park	1			30,048
Oneida-Chittenango Pennysaver	1957	1998		Oneida	1			23,085
Registro – Troy	2007	2007	(4)	Troy	1			5,000
TMC					2			43,429
TOTAL CAPITAL-SARATOGA					13	30,521	26,083	168,162
MID HUDSON CLUSTER
Daily Freeman	1871	1998		Kingston	1	18,492	22,911
Taconic Press	1846	1998		Millbrook	11			195,122
Roe Jan Independent Publishing	1973	2001		Hillsdale	2			17,440
Kingston Newspapers	1983	1998		Kingston	3			50,855
TMC					1			18,287
TOTAL MID HUDSON					18	18,492	22,911	281,704

Publication	Year Originated(1)	Year Acquired	Principal Location	Number of Publications	Daily Circulation(2)	Sunday Circulation(2)	Non-Daily Distribution(3)
Total Journal Register Company non-daily				321
Total Journal Register Company				343	513,160	529,771	5,494,938
(1)	For merged newspapers and newspaper groups, the year given reflects the date of origination for the earliest publication.
(2)	Circulation averages are according to the most recently released Audit Bureau of Circulation (‘‘ABC’’) Audit Reports.
(3)	Non-daily distribution includes both paid and free distribution.
(4)	Represents the year the Company started the publication.

Online Operations

The Company operates 228 Web sites, which are affiliated with its daily newspapers and non-daily publications and its JobsInTheUS network of employment Web sites, as well as portal sites for each of its six regional clusters. The Company’s digital/online objective is to provide multi-platform media to more fully satisfy the Company’s readers’ and advertisers’ demands for increased speed, flexibility and extended reach. The Company’s Web sites provide an online marketplace for its advertisers.

The Company is committed to expanding its business through internet initiatives, some of which are described in this section. The Company’s strategy and focus is to build on a strong foundation utilizing its clustering strategy to provide digital/online benefits for both retail and classified categories. The Company expects to use internal resources, partnerships, outsourcing and collaboration for platform and future product development and enhancement.

In fiscal year 2007, the Company’s Web sites generated approximately 386 million page views and a compound annual revenue growth rate of 33.4 percent since 2001.

In 2006, the Company began the development of a new multi-media content web platform to eventually be used by all of its newspapers, replacing its existing Web sites. This new web platform is designed to enhance the users’ experience through video streaming and pod casting and expects to attract advertisers to use the Web sites for their local advertising needs. This platform became operational for the Company’s Daily Local in Westchester, PA through the www.dailylocal.com Web site during the first quarter of 2007, and is currently in use throughout the Philadelphia cluster and the Company’s New Haven Register Web site. It is expected that this web platform will be expanded to all of the Company’s daily publications in 2008.

Also in 2006, Yahoo! Inc. (‘‘Yahoo!’’) announced a strategic partnership with more than 150 daily U.S. newspapers, including all 22 daily newspapers owned by the Company, to deliver search, graphical and classified advertising to consumers in the communities where they live and work. Beginning with recruitment advertising, the newspapers and Yahoo! HotJobs are bringing one of the largest online audiences, targeting capabilities, local expertise and advertising power to recruiters. In addition, the consortium plans to work together to provide search, content, and local applications across the newspapers’ Web sites. In 2007 this program was expanded to 21 weekly newspapers in the Michigan cluster.

In April 2007, the Company entered into a second phase of its relationship with Yahoo! that integrates Yahoo!’s search and other cutting edge online advertising technologies, including graphical advertising, into the Company’s web platforms. This alliance allows for: 1) the extended distribution of local recruitment ads through the Company’s co-branded employment Web sites with Yahoo! HotJobs; 2) access to Yahoo!’s advanced technology, including search and ad serving functionality; 3) expansion of local audiences by the partnership creating a powerful national advertising network; and 4) linkage between the Company’s newspapers with the current Yahoo! audiences which include desirable younger demographics.

Also during 2007, in addition to the Yahoo! arrangement, the Company entered several other strategic alliances to improve and enhance revenues in the areas of classified real estate, classified automotive, retail marketplace and ‘‘run-of-web’’ banner advertising. Certain of these are described below:

1.	A regional retail marketplace, powered by Travidia, which allows the Company to extend its advertising reach across the entire market, provides for the conversion of print advertisements to the Web and has provided significant upgrades by adding interactive elements and ‘‘search-ability’’ to the placement. And most importantly, it leverages the Company’s clustering strategy by providing depth of content; and

2.	As with its retail marketplace initiatives, the Company has also formed an alliance with Kaango to enhance new regional classified marketplace advertising. This provides many of the same benefits of the retail marketplace by extending the classified advertiser across the entire market and allows the Company to leverage its clustering strategy by providing depth of content. It is online only but provides the advertiser with a web to print self-serve opportunity.

A number of the Web sites can be accessed individually, through the Company’s ‘‘cluster’’ portal sites, which combine publications within a specific geographic area, or through the Company’s corporate Web site (www.JournalRegister.com). The remaining Company newspapers, along with Connecticut Magazine, have individual Web sites.

The following is a list of the Company’s cluster/portal Web sites:

Geographic cluster	Cluster/Portal site	Number of individual Web sites
Greater Philadelphia	www.allaroundphilly.com	89
Michigan	www.micentral.com	34
Connecticut	www.ctcentral.com	54
Greater Cleveland	www.allaroundcleveland.com	7
Capital-Saratoga Region of New York	www.capitalcentral.com	10
Mid-Hudson Region of New York	www.midhudsoncentral.com	13
JobsInTheUS	www.jobsintheus.com	20
Corporate	www.JournalRegister.com	1
TOTAL		228

Advertising

Given the Company’s clustering strategy and regional make-up, substantially all advertising revenues are derived from a diverse group of local retailers and classified advertisers rather than national and major account advertising. Historically, local advertisers had fewer effective advertising vehicles from which to choose. In recent years, the Company has experienced declining advertising revenues due to the growing digital and direct mail choices available to advertisers and general economic conditions. The Company has responded to this trend by refocusing its short-term priorities on the development and execution of a new business model with its emphasis on the development of strong, entrepreneurial managers and publishers along with revenue and cash flow improvement initiatives with sustained digital/online business development.

In an effort to directly combat recent advertising trends, the Company has done the following: shifted its focus to hiring more sales professionals, including a new Corporate Advertising Director; reevaluated how advertising is packaged, priced and sold to allow for more flexibility; instituted new sales commission and incentive plans; and implemented an improved sales training and automation program. In addition to the new digital/online initiatives described above, the Company continues to focus on new print initiatives, including niche products, to attract customers and improve its advertising revenue.

Advertising revenues accounted for approximately 76.2 percent of the Company’s total revenues from continuing operations for fiscal year 2007. The Company’s advertising rate structures vary among its publications and are a function of various factors, including advertising effectiveness, local market conditions and competition, as well as circulation, readership, demographics and type of advertising (whether display, classified or national). In fiscal year 2007, local and regional display advertising accounted for the largest share of the Company’s advertising revenues (approximately 55.9 percent), followed by classified advertising (approximately 40.1 percent) and national advertising (approximately 4.0 percent). The Company’s advertising revenues are not reliant upon any one company or industry, but rather are supported by a variety of companies and industries, including financial institutions, telecom, realtors, car dealerships, grocery stores, universities, hospitals and many other local businesses. No single advertiser accounted for more than one percent of the Company’s total fiscal year 2007 advertising revenues.

The Company’s corporate management works with its local newspaper management to produce an annual business plan for each property that includes a process to develop advertising rates and to establish goals for each year. As a result, local management has reasonable flexibility to adjust rates in order to win business. Corporate management also works with local advertising staffs to develop marketing kits and presentations utilizing the results of third-party research studies and internal marketing resources. A significant portion of the incentive compensation for the Company’s publishers is based upon increasing both print and online advertising revenues. Additionally, corporate management facilitates the sharing of advertising resources and information across the Company’s publications, and the Company’s publishers aggressively pursue cross-selling of advertising within their respective geographic areas. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors That May Affect the Company’s Future Performance — Dependence on Local Economies.’’

Circulation

The Company’s circulation revenues are derived from home delivery sales of publications to subscribers and single-copy sales made through retailers and vending racks as well as sponsored copies. Circulation from continuing operations accounted for approximately 19.8 percent of the Company’s total revenues in fiscal year 2007. Approximately 65 percent of fiscal year 2007 circulation revenues were derived from subscription sales, which provide readers with the convenience of home delivery, and are an important component of the Company’s circulation base. Single-copy rates range from $0.35 to $0.75 per daily copy and $1.00 to $1.75 per Sunday copy. The Company heavily promotes single copy sales of its newspapers, which comprised 35 percent of fiscal year 2007 circulation revenue, because it believes that since single copy readers tend to be more active consumers of goods and services, such sales have even higher readership than subscription sales. Single copy sales also tend to generate a higher profit margin than subscription sales, as single copy sales generally have higher per unit prices and lower distribution costs. As of December 30, 2007, the Company had total daily circulation of approximately 513,000, Sunday circulation of approximately 530,000, and non-daily distribution of approximately 5.5 million-most of which is distributed free of charge.

The Company’s corporate management works with local newspaper management to establish subscription and single-copy rates. In addition, the Company tracks rates of newspaper returns and customer service calls in an effort to optimize the number of newspapers available for sale and to improve delivery and customer service. The Company also implements creative and interactive programs and promotions to increase readership through both subscription and single-copy sales.

In recent years, circulation has generally declined throughout the newspaper industry, and the Company’s newspapers have generally experienced this trend and have been able to partially offset the decline in subscribers with price increases. The Company believes that changes in telemarketing rules and regulations, as well as the cost of new subscriber solicitation have negatively impacted the ability of the Company to solicit new subscribers. Other methods to attract and retain subscribers and readers including the digital/online strategy, have been, and remain, in use by the Company.

Other Operations

As of December 30, 2007, the Company owned and operated three facilities primarily dedicated to commercial printing: Imprint Print in North Haven, Connecticut; Nittany Valley Offset in State College, Pennsylvania; and InterPrint in Bristol, Pennsylvania. Additionally, the Company operates a printing facility in Exton, PA. Certain of the Company’s publications are printed at these facilities, in addition to the products printed for non-affiliated entities. Commercial printing operations and other revenues accounted for approximately 4.0 percent of the Company’s total revenues from continuing operations in fiscal year 2007.

Employees

As of December 30, 2007, the Company employed approximately 3,400 full-time and 1,100 part-time employees, or approximately 4,100 full-time equivalents. This reflects a decrease of 8.8 percent from 2006 full-time equivalents. Approximately 17 percent of the Company’s employees are employed under collective bargaining agreements. The Company anticipates that collective bargaining agreements at 8 newspapers, representing approximately 47 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2008.

Raw Materials

The basic raw material for newspapers is newsprint. In fiscal year 2007, the Company consumed approximately 47,700 metric tons of newsprint, excluding paper consumed in its commercial printing operations. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply, Inc. The Company has no long-term contracts to purchase newsprint. Generally, Journal Register Supply, Inc. purchases most of its newsprint from one or two suppliers, although in the future, the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are available to individually owned small metropolitan and suburban newspapers, and are consistent with price levels generally available to the largest newsprint purchasers. Management believes the available sources of newsprint have been and will continue to be adequate to supply the Company’s needs.

Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company’s average price per ton of newsprint for the full fiscal year decreased approximately 6.1 percent in 2007, increased approximately 10.0 percent in 2006 and increased approximately 8.5 percent in 2005, each as compared to the preceding year. The Company switched to lightweight newsprint (27.7 pound basis weight) in early 2005 from standard newsprint (30 pound basis weight). The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology and operating improvements, web width reduction programs, inventory management and advertising and circulation price increases. In fiscal year 2007, the Company’s newsprint cost (excluding paper consumed in the Company’s commercial printing operations) was approximately 6.6 percent of the Company’s newspaper revenues from continuing operations.

Competition

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

Corporate Governance

The Company’s Board of Directors has elected an independent lead director, who presides over executive sessions of the Board. Currently, five of the six members of the Board of Directors, constituting all of the non-management directors, are independent under the listing standards adopted by the New York Stock Exchange, and all directors who serve on the Board’s Audit Committee, Compensation Committee and Corporate Governance Committee are independent. Pursuant to the Company’s pre-approval policy, the Audit Committee approves in advance the services to be provided by the Company’s independent auditors. The Company has filed the required certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and the Company’s former Chairman, and Chief Executive Officer certified as of May 30, 2007 to the New York Stock Exchange that he is not aware, as of the date of such certification, of any violation by the Company of the New York Stock Exchange Corporate Governance Listing Standards.

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

Item 1A.    Risk Factors.

In addition to the information contained or incorporated by reference into this Form 10-K, prospective investors should carefully consider risk factors before investing in the Company’s securities. The Company’s financial condition, results of operations, cash flows or trading price of its securities could be materially adversely affected by any or all of these risks or by others that cannot currently be identified.

Risks Relating to Operations:

The Company is subject to risks of decreased advertising and circulation revenues and potentially adverse effects of emerging technologies.

The Company’s business is concentrated in newspapers, Web sites and other print publications located primarily in small metropolitan and suburban areas in six regions of the United States. Revenues in the newspaper industry primarily consist of advertising and paid circulation. These revenues have declined in the last few years. Competition for advertising and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, online services and other forms of print and digital communication and advertising media. Competition for advertising revenues is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels; while competition for circulation and readership is based largely upon the content of the newspaper, its price, the effectiveness of its distribution, as well as demographics. In recent years, the Company has faced increasing competition from online sources, including digital formats not connected to newspapers, which have had, and may continue to have, an adverse effect on the Company’s operating results.

The Company depends on the economies and demographics of local communities in its markets and is susceptible to general economic downturns, which could have an adverse affect on its results of operations.

The Company’s advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions. The Company, as well as others in the newspaper industry, is susceptible to a general advertising recession.

The Company has placed an emphasis on building its digital/online business. Failure to fulfill this undertaking would adversely affect its future business growth and profitability.

The Company is seeking to grow its online revenues through a number of digital media initiatives. As part of its growth strategy, the Company is expending resources on developing digital/online products and services internally as well as entering strategic partnership with existing online businesses. There can be no assurances that the Company’s digital media initiatives will be successful or result in significant online revenue growth.

The Company has historically grown through acquisitions which subject it to considerable business and financial risk.

Although, the Company has grown in part through acquisitions of daily and non-daily newspapers, similar publications and other strategic acquisitions, given the current competing demands for the Company’s capital resources and limitations contained in its Amended Credit Agreement, the Company is unlikely to grow its business though significant acquisitions in the near term. Acquisitions may expose the Company to risks, including, without limitation, diversion of management’s attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Acquisitions may also have a dilutive impact on the Company’s earnings per share depending on the value and nature of the consideration paid by the Company for such acquisitions. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than does the Company. There can be no assurance that the Company will be successful in identifying future acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, executing acquisitions successfully, achieving anticipated synergies, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency.

The Company’s results of operations and financial condition could suffer if there is a significant increase in the price of newsprint or a reduction in its availability.

The basic raw material for newspapers is newsprint. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply, and has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint purchased from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are generally available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company’s needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including web-width reductions, inventory management, and advertising and circulation price increases. In addition, the Company’s transition to online media may result in less newsprint usage in the future. There can be no assurances that the Company will be able to mitigate increases in price or disruption in the supply of newsprint.

The Company’s operating results could be adversely impacted if the value of its intangible assets are not fully realized.

The Company’s total assets at December 30, 2007 reflect goodwill and other intangible assets (net) of approximately $613.1 million and $76.4 million, or 65.7 percent and 8.2 percent of total asset, respectively. There can be no assurance that such goodwill or intangible assets will be realized. The Company evaluates, on a periodic basis, or more frequently if warranted, whether the carrying value of these assets may no longer be completely recoverable, in which case a charge to operations for impairment losses could become necessary. Any event or change in circumstances leading to future determination requiring an additional write-off of a significant portion of these assets could adversely affect the Company’s results of operations.

The Company is subject to collective bargaining agreements and strikes or other union activities could have an adverse affect on its business.

Certain of the Company’s employees at some of its newspapers are subject to collective bargaining agreements. If the Company is unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements, or significant labor disputes could adversely affect the Company’s business.

The Company is subject to environmental laws and regulations that could cause it to incur significant compliance expenditures and liabilities.

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

The Company is subject to various tax laws and regulations in the United States and certain state and local jurisdictions in which it operates. Changes in those laws and regulations could have an adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is subject to changes in federal, state, and local taxes. Actions by federal, state and local governments concerning tax matters could result in laws or regulations that could have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Risks Relating to Liquidity:

The Company’s Amended Credit Agreement contains a number of operating restrictions and financial covenants that may restrict the way the Company operates the business and may negatively impact its ability to finance future needs. If the Company violates these restrictions or covenants, it will be in default under the Amended Credit Agreement.

In December 2007, the Company entered into its Amended Credit Agreement. The Amended Credit Agreement imposes a number of restrictions on the Company, some of which become more restrictive over time. A failure to comply with these restrictions could adversely affect the Company’s ability to borrow under the revolving credit facility or result in an event of default under the Amended Credit Agreement. Under the Amended Credit Agreement, there are limitations on certain corporate activities, including, among other things, acquisition of assets, disposition of assets, the incurrence of additional debt, the making of loans or investments, the creation of liens, the making of capital expenditures and the prepayment of indebtedness. The Amended Credit Agreement prohibits the payment of dividends and repurchase of common stock. The Amended Credit Agreement also contains financial and other covenants that create limitations on the Company’s ability to, among other things, borrow the full amount on its revolver and requires it to maintain various financial ratios and comply with various financial covenants. These financial ratios include the following:

•	The Amended Credit Agreement requires that the Company’s Total Leverage Ratio (as defined in the Amended Credit Agreement) not exceed a specified multiple. As of December 30, 2007, the Total Leverage Ratio was required not to exceed 6.75x. The Total Leverage Ratio decreases to 6.65x as of July 1, 2008, 6.50x as of October 1, 2008, 6.30x as of January 1, 2009 and decreases further, thereafter; and

•	The Amended Credit Agreement requires that the Company’s minimum Interest Coverage Ratio (as defined in the Amended Credit Agreement) be at least 1.85x through December 31, 2010 and increases to 2.00x, thereafter.

The Company was in compliance with all of the financial covenants of the Amended Credit Agreement as of December 30, 2007, although it cannot provide assurance that it will remain in compliance in subsequent periods. Continued compliance with the Company’s financial covenants will depend on the future performance of the business and its ability to curtail the negative revenue trends experienced in prior periods as well as the ability to address the risks set forth under Risks Relating to Operations. In the event of a default, its lenders could terminate their commitments to the Company and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, the Company might not be able to pay these amounts or it might be forced to seek an amendment or waiver which could make the terms of the agreement more onerous for the Company and require the payment of amendment or waiver fees. The Company cannot provide assurance that lenders would consent to any amendment or waiver of any covenant violations. Any future amendment required would be subject to current credit market conditions at that time which may result in an increase in cost to the Company.

The Company’s leverage may adversely affect its business and financial performance and may restrict its operating flexibility.

The level of the Company’s indebtedness and its ongoing cash flow requirements for debt service may expose it to a risk that a substantial decrease in operating cash flows due to economic developments or adverse developments in its business, including declines in advertising revenue, could make it difficult to meet debt service requirements. In addition, the Company leverage may limit cash flow available for general corporate purposes, such as capital expenditures and its flexibility in reacting to competitive, technological and other changes in its industry and economic conditions, generally.

Risks Relating to the Company’s Common Stock:

The market price of the Company’s common stock has been volatile and may continue to be volatile in the future.

The market price of the Company’s common stock may be affected by, among other things:

•	Variations in its quarterly operating results;

•	Changes in financial estimates by analysts;

•	Changes in general conditions in the economy or the financial and credit markets;

•	Changes in accounting policies, standards or interpretations;

•	Issuances of equity securities by the Company;

•	Other developments affecting the Company, its industry, its advertisers or its competitors; and

•	The operating and stock performance of comparable companies.

If the Company cannot meet the New York Stock Exchange (‘‘NYSE’’) continued listing requirements, the NYSE may delist its common stock.

The Company’s common stock is currently listed on the NYSE. In the future, it may not be able to meet the continued listing requirements of the NYSE, which require, among other things; (i) that the average closing price be above $1.00 over 30 consecutive trading days; (ii) that the market capitalization or stockholders’ equity be at least $75 million over 30 consecutive trading days; and (iii) that the market capitalization be at least $25 million over 30 consecutive trading days. The Company’s closing stock price on March 13, 2008 was $0.90, its market capitalization was approximately $35 million and its stockholders’ equity was $91.1 million at December 30, 2007.

If the Company is unable to satisfy the NYSE criteria for continued listing, the Company’s common stock would be subject to delisting. A delisting of its common stock could negatively impact the Company by: reducing the liquidity and market price of its common stock; reducing the number of investors willing to hold or acquire its common stock, which could negatively impact its ability to raise equity financing; and may limit its ability to use a registration statement to offer and sell freely tradable securities, thereby preventing it from accessing the public capital markets.

The Company’s ability to declare and pay dividends and engage in stock repurchases of its common stock are prohibited by the Amended Credit Agreement.

The Company eliminated its quarterly dividend program in October 2007 and does not anticipate paying any cash dividends on, or making repurchases of, its common stock in the near future. In addition, covenants in its Amended Credit Agreement, prohibits payments of cash dividends and repurchases of its common stock and restricts its ability to make certain other payments.

Item 1B.    Unresolved Staff Comments.

None

Item 2.    Properties.

As of December 30, 2007, the Company operated approximately 150 facilities in the course of producing and publishing its daily and non-daily publications. Approximately 100 of these facilities are leased for terms ranging from month-to-month to 12 years. These leased facilities range in size from approximately 100 square feet to approximately 60,000 square feet. The facilities identified below are utilized for office space, production, distribution and warehouse facilities. The location and approximate size of the principal physical properties used by the Company at December 30, 2007, as well as the expiration date of the leases relating to such properties that the Company leases, are set forth below:

Location	Owned Square Feet		Leased Square Feet		Lease Expiration Date
Ardmore, PA	25,250
Bristol, CT	40,000
Bristol, PA	70,000	(1)
Clinton Twp., MI	50,700	(1)
Exton, PA	86,395	(1)
Fort Washington, PA	23,490
Kingston, NY	25,800	(1)
Lansdale, PA	22,400
Lorain, OH	68,770
Mt. Clemens, MI			30,125		8/31/13
Mt. Pleasant, MI			60,000	(1)	7/31/15
New Britain, CT	33,977
New Haven, CT	205,000	(1)
Norristown, PA	40,000
North Haven, CT	27,000	(1)
Oneida, NY	24,000	(1)
Phoenixville, PA	16,000
Pontiac, MI	74,762	(1)
Pottstown, PA	48,000
Primos, PA	85,000	(1)
Saratoga, NY	16,255
Southgate, MI			19,735		10/31/09
State College, PA	32,500	(1)
Torrington, CT	41,370	(1)
Trenton, NJ	51,489	(1)
Troy, NY	50,000	(1)	31,662	(2)	8/15/12
Wayne, PA	15,000
Westbrook, ME			19,651		2/28/11
West Chester, PA	34,000
Willoughby, OH	80,400	(1)
Yardley, PA			36,433	(3)	7/31/18

(1)	Production facility
(2)	Warehouse
(3)	Corporate Headquarters

Management believes that all of its properties are in good condition, are generally well maintained and are adequate for their current operations. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.’’

Item 3.    Legal Proceedings.

The Company is involved in a number of litigation matters that have arisen in the ordinary course of business. The Company maintains insurance coverage to mitigate the potential loss for certain of these matters. The Company believes that the outcome of these legal proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth biographical information about the Company’s executive officers:

Officer	Position
James W. Hall	Chairman and Chief Executive Officer
Scott A. Wright	President and Chief Operating Officer
Julie A. Beck	Executive Vice President and Chief Financial Officer
William J. Higginson	Senior Vice President, Production
Edward J. Yocum, Jr.	Senior Vice President, General Counsel and Corporate Secretary

James W. Hall, age 60, became the Chairman and Chief Executive Officer of the Company on November 1, 2007. He was our acting Chief Executive Officer from June 8, 2007. Mr. Hall has been a director of the Company since July 2003 and, prior to becoming the Company’s acting Chief Executive Officer, served on the Audit Committee and was the Chairman of the Corporate Governance Committee. From January 2003 to June 2004, Mr. Hall served GrowthWorks (WVIS) Ltd., a venture capital fund manager, in a transition role as Senior Vice President, Investments. From July 1990 to December 2002, he was Senior Vice President and Chief Investment Officer of Working Ventures Canadian Fund Inc. and Working Ventures II Technology Fund Inc., where he was responsible for the core investment management activities of the funds. After beginning his career as a Chartered Accountant, Mr. Hall subsequently held senior positions at Citicorp and Lloyds Bank Canada. He is a former Trustee of General Donlee Income Fund and Terra Vest Income Fund and presently serves on the Board of Directors of Indigo Books & Music Inc. and Global Credit Pref Corp., each of which is listed on the Toronto Stock Exchange.

Scott A. Wright, age 44, is President and Chief Operating Officer of the Company, a position he has held since September 2007. Mr. Wright has extensive newspaper industry experience starting in 1987. Before joining the Company in April 2007, he was President and Publisher at Suburban Community Newspapers located in Memphis, Tennessee. From 2004 to 2006, Mr. Wright was Publisher of Star Community Newspapers in Plano, Texas. In 2003 and 2004, Mr. Wright was Vice President and General Manager at the Oakland Press in Pontiac, Michigan under 21st Century Newspapers. Mr. Wright was Advertising Director from 1999 to 2000 at The Suburban Journals of Greater St. Louis while it was owned by Journal Register Company and Vice President from 2001 to 2003 at The Suburban Journals of Greater St. Louis while it was owned by Pulitzer Inc. From 1998 to 1999 Mr. Wright was Corporate Advertising Director of Ottaway Newspapers, Inc. in Campbell Hall, New York and from 1993 — 1997 he was the Advertising Director for Ottaway Newspaper’s Joplin Globe in Joplin, Missouri. Mr. Wright graduated with a Bachelor of Science degree in Communications from the University of Southern Indiana.

Julie A. Beck, age 45, is Executive Vice President and Chief Financial Officer of the Company, a position she has held since September 2007. Ms. Beck joined Journal Register Company in January 2006 after serving Norwood Promotional Products, Inc., Indianapolis, Indiana since 2003 as Senior Vice President and Chief Financial Officer. From September 1999 to September 2003 she was Vice President of Finance for the Inland Paperboard and Packaging subsidiary of Temple-Inland, Inc., also in Indianapolis. From March of 1986 to September of 1999, she was with Rockwell Corporation in a series of positions of increasing responsibility, lastly as Director of Finance, Rockwell Automation, in Milwaukee, Wisconsin. Ms. Beck has also worked for NCR Corporation and Deloitte. Ms. Beck is a Certified Public Accountant, and graduated with distinction from the University of Wisconsin with a Bachelor in Business Administration degree in Accounting. Ms. Beck is a director of Hilb Rogal & Hobbs (NYSE HRH) and serves on their Audit and Corporate Affairs Committees.

William J. Higginson, age 52, is Senior Vice President of Production for the Company, a position he has held since August of 2006. Mr. Higginson had been Vice President, Production since July 1995. He joined the corporate office in May 1994 as Production Director. Prior to that, Mr. Higginson was Production Director at the New Haven Register from 1990 to 1994 and Production Director at The Trentonian from 1989 to 1990. Mr. Higginson has 25 years of management experience in the newspaper industry.

Edward J. Yocum, Jr., age 42, is Senior Vice President, General Counsel and Corporate Secretary of the Company, a position he has held since May of 2007. Mr. Yocum had been Vice President, General Counsel and Corporate Secretary since April 2006. Mr. Yocum served as Deputy General Counsel and Assistant Secretary of GrafTech International Ltd. from June 2003 through March 2006. From January 2000 through February 2003, he was Vice President and General Counsel of Paytrust, Inc. From March 1996 through January 2000, Mr. Yocum was employed by Morgan, Lewis & Bockius LLP with a practice focused upon corporate finance and mergers and acquisitions. He began his career as an associate with Shearman & Sterling LLP from September 1990 through March 1996. Mr. Yocum received a Bachelor of Business Administration, summa cum laude, from Temple University in 1987 and a Juris Doctor, cum laude, from Villanova University in 1990.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)    Stock Price and Dividends

The Company’s common stock, par value $0.01 per share (the ‘‘Common Stock’’), commenced trading on the New York Stock Exchange on May 8, 1997 under the symbol ‘‘JRC.’’ The following table reflects the high and low closing prices for the Common Stock, based on the daily composite listing of stock transactions for the New York Stock Exchange and the cash dividends per common share declared, for the periods indicated:

Year	Quarter	Low	High	Cash Dividend
2007	First	$5.90	$7.57	$0.02
	Second	$4.45	$6.23	$0.02
	Third	$2.36	$4.42	$0.02
	Fourth	$1.87	$2.75	—
2006	First	$11.67	$15.47	$0.02
	Second	$9.05	$12.29	$0.02
	Third	$5.65	$9.45	$0.02
	Fourth	$5.49	$8.60	$0.02

(b)    Holders

On February 29, 2008, there were approximately 121 stockholders of record of the Company’s Common Stock. The Company believes that, as of that date, there are approximately 5,600 beneficial owners of its shares of Common Stock.

(c)    Dividends

On October 18, 2007, the Company eliminated its quarterly dividend. Cash dividends of $0.02 per common share were declared for the first three quarters of 2007 and for each of the four quarters of 2006. No dividends were paid on the Company’s Common Stock for periods prior to the third quarter of 2005. The Company’s Amended Credit Agreement (as hereinafter defined) prohibits the Company from paying dividends and places certain limitations on the Company’s ability to make any other distributions on the Common Stock.

(d)    Equity Compensation Plans

Information regarding the Company’s equity compensation plans is set forth in its definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

(e)    Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on the Company’s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of five companies that includes: Sun-Times Media Group Inc, Lee Enterprises Inc, Media General Inc, The McClatchy Company and Journal Communications Inc. Sun-Times Media Group Inc. had a name change from Hollinger International, Inc. in 2006. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock, in the peer group, and the index on 12/31/2002 and its relative performance is tracked through 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Journal Register Company, The Russell 2000 Index
And A Peer Group

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Journal Register Company	100.00	116.42	108.72	84.28	41.52	10.14
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Peer Group	100.00	126.17	134.42	107.01	85.42	37.93

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

All of the shares were repurchased pursuant to a program initially announced on January 13, 1999, whereby the Company’s Board of Directors authorized the use of up to $100 million per year for the repurchase of the Company’s Common Stock. There is no expiration date for the repurchase program. Since January 13, 1999, and as of December 30, 2007, the Company has repurchased an aggregate of 10,540,437 shares at an average price of $14.55 per share. There were no share repurchases in the 2007 fiscal year. The Amended Credit Agreement prohibits the Company from repurchasing shares of its Common Stock.

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

(In thousands, except per share data) Fiscal year ended(1)	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Statement of Operations Data:
Revenues:
Advertising	$352,994	$393,214	$403,566	$329,205	$268,723
Circulation	91,650	93,581	94,405	80,507	73,055
Commercial printing and other	18,571	19,270	18,617	17,032	16,864
Total Revenue	463,215	506,065	516,588	426,744	358,642
Costs and expenses:
Costs and expenses	380,704	397,443	390,204	314,766	258,721
Depreciation and amortization	19,534	18,091	17,778	14,818	13,331
Total Costs and Expenses	400,238	415,534	407,982	329,584	272,052
Write-down of goodwill and intangible assets	(181,300)	(33,660)	—	—	—
Operating (loss) income	(118,323)	56,871	108,606	97,160	86,590
Net interest expense and other	(40,744)	(44,367)	(38,994)	(19,700)	(15,367)
Write-down of investment	—	(2,412)	—	—	—
Write-off of debt issuance costs	(1,642)	(5,662)	—	(1,211)	—
(Loss) income from continuing operations before (benefit) provision for income taxes	(160,709)	4,430	69,612	76,249	71,223
(Benefit) provision for income taxes	(30,590)	14,124	27,220	(35,172)	3,378
(Loss) income from continuing operations	$(130,119)	$(9,694)	$42,392	$111,421	$67,845
(Loss) income from continuing operations per common share:
Basic	$(3.32)	$(0.25)	$1.02	$2.66	$1.64
Diluted	$(3.32)	$(0.25)	$1.01	$2.62	$1.62
Dividends per common share	$0.06	$0.08	$0.04	—	—
Balance Sheet Data:
Total current assets	$71,198	$84,404	$84,827	$90,426	$52,753
Property, plant and equipment, net	$166,744	$161,874	$148,112	$149,614	$117,547
Total assets	$932,467	$1,125,276	$1,151,880	$1,148,301	$659,072
Total current liabilities, less current maturities of long-term debt	$80,267	$70,705	$70,958	$76,552	$41,322
Total debt, including current maturities	$624,800	$730,200	$748,200	$778,300	$418,345
Stockholders’ equity	$91,110	$199,843	$222,042	$200,320	$72,344
EBITDA(2)	$90,281	$112,700	$126,384	$111,978	$99,921
EBITDA Margin(2)	19.5%	22.3%	24.5%	26.2%	27.9%
Capital expenditures	$26,398	$30,761	$15,654	$13,553	$14,660

(1)	The Company has a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. All presented fiscal years consist of a 52 week period except for fiscal year 2006 which is a 53 week period.
(2)	EBITDA is defined by the Company as income from continuing operations plus provision for income taxes, net interest expense, depreciation, amortization, impairment charges and other noncash, special or non-recurring charges. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company’s industry to illustrate the percentage of revenue that is converted into EBITDA. These non-GAAP financial measures should not be considered as alternatives to measures of performance calculated in accordance with generally accepted accounting principles in the United States of America (‘‘GAAP’’), such as operating income or net income.
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

General

The Company’s principal business is delivering news and informational content by various media including publishing newspapers both in print and online in the United States of America, and its publications are primarily daily and non-daily newspapers and Web sites.

As of December 30, 2007, the Company owned and operated 22 daily newspapers and 321 non-daily publications strategically clustered in six regions: Greater Philadelphia; Michigan; Connecticut; the Greater Cleveland area of Ohio; and the Capital-Saratoga and Mid-Hudson regions of New York and owns JobsInTheUS (‘‘JIUS’’), a network of 20 employment Web sites. The Company has total paid daily circulation of approximately 513,000, total paid Sunday circulation of approximately 530,000 and total non-daily distribution of approximately 5.5 million.

The Company’s revenues are derived from advertising, paid circulation, including single copy sales and subscription sales, and commercial printing and other activities. The Company’s newspapers and Web sites seek to produce desirable results for local advertisers by targeting readers based on certain geographic and demographic characteristics. The Company seeks to increase readership, and thereby generate traffic for its advertisers, by focusing on high product quality, compelling and primarily proprietary local content and creative and interactive promotions. The Company also publishes numerous special sections, as well as niche and special interest publications. Such publications tend to increase readership within targeted demographic groups and geographic areas. The Company’s management believes that as a result of these strategies, its newspapers in conjunction with its Web sites represent an attractive and cost-effective medium for its readers and advertisers.

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

The Company’s advertising revenues are derived primarily from a broad group of local advertisers. No single advertiser accounted for more than one percent of the Company’s total fiscal year 2007 revenues. The Company’s advertising revenues are susceptible to economic swings, particularly those that affect the regional economies in the markets in which the Company operates, and can be difficult to predict.

In addition, the Company is committed to expanding its business through its Internet initiatives. The Company’s digital/online objective is to make its Web sites, all of which are accessible through www.JournalRegister.com, the local information portal for their respective markets by establishing such Web sites as the indispensable source of useful and reliable community news, sports, information and advertising in their markets. As of December 30, 2007, the Company operated 228 Web sites, which are affiliated with the Company’s daily newspapers and non-daily publications and its JobsInTheUS network.

Trends and Future Outlook

In recent years, the newspaper industry has experienced very challenging times with eroding advertising revenue due to competing sources of news and information from broadcast, cable, blogs, pod-casts and other forms of digital and print media. Negative factors in the overall general United States economy are also contributing to revenue declines. The Company has not been immune to this trend and has suffered declines in revenue on par with the rest of the industry. The Michigan cluster of the Company has been especially hard hit, not only with industry trend difficulties, but with regional economic problems brought on by the weakness in the domestic auto industry.

The Company believes, like many in the industry, that print advertising will continue to decline over the long-term. However, the Company also believes that its mission of providing hyper-local news, business, sports and lifestyle coverage content is unique and valuable. The principal challenge remains to develop competitive digital revenue streams that will replace lost print advertising. This will require the continued investment in digital technology and people. The challenging environment requires the Company to become more effective and efficient in reacting to the daily changes that are happening within its markets.

Recently, the Company has made major changes in its executive management, the vision of the Company and its evolving business model. Management has set out the following priorities to address the above challenges:

•	Improve the Company’s revenues in the short-term — The number one priority for the Company is to reverse the decline in revenue. In order to accomplish this, the Company has made several changes in its management group, changed its incentive compensation programs, hired new sales personnel, improved its sales training, launched new print advertising products, encouraged its sales force to meet face-to-face with their customers, invested in online technologies and initiated new online partnerships.

•	Become entrepreneur-driven — In order to allow each property to address their local issues, its publishers are expected to run their properties in a more entrepreneurial manner taking measured risks to create value and to grow the enterprise that each manage. This is a significant cultural change, with the Company’s executive management acting as facilitators of change as opposed to being the source of change. This will allow the publishers to make the key decisions that are needed to meet the challenges facing them as entrepreneurs in their local markets.

•	Attract and retain key employees — The Company believes that its employee base must be retained and gaps in the talent spectrum must be filled with competent, energetic candidates in order to meet the current challenges of the business.

•	Debt reduction — The Company continues to look for new ways to improve cash flows and reduce debt. The Company continues to explore different ways to accomplish this objective, such as: sales of redundant and unused or under-used assets; sale-leaseback opportunities; the identification and remediation of unprofitable products; and reductions in its cost base.

•	Continued investment in online business — It is through continued investment in digital advertising and content delivery that the Company seeks to transition to a hyper local multi-media company and improve its revenues.

•	Michigan properties remain important to the Company — The Company’s investment in Michigan has not performed as was expected at the time of acquisition, largely because of a weak local economy that developed after the acquisition. These operations remain an important part of the business. The Company believes that the Michigan economy will enjoy better days; although, the Company does not expect things to improve until sometime in late 2008, at best. The Company has made significant investments in Michigan including its new press and facility that went into service in the third quarter of 2007, and accomplished cost reductions through its cluster strategy and elimination of redundancies within the cluster. The Company has completed negotiations on its union contracts. These contracts will allow the Company to operate more effectively and efficiently in its major Michigan markets.

•	Cost reductions — The Company reduced operating expenses and will continue to keep this at the forefront of its initiatives. Through reductions of non-essential expenses, the consolidation of operations and services and elimination of redundant costs, the Company expects to partially mitigate the impact of the ongoing difficult revenue environment. At the same time, the Company is cognizant that expenses cannot be cut too deeply thereby destroying the quality of its products and, as result, customer loyalty. Therefore, the Company will continue to invest in quality people and product improvements to protect the Company’s value.

The Company expects the transformation from a newspaper company largely focused on print, to one with a balanced focus on both print and new media platforms to provide opportunities for its entrepreneurial publishers to grow their respective businesses. Ultimately, the goal is to be a leading entrepreneur-driven multi-media company in its local markets. The Company expects advertising revenues to continue to shift from print to online as customers expectations evolve. It is expected the priorities above will carry the Company through a challenging transition period over the next several quarters. 2008 will require constant innovation, reinvention and fortitude to overcome the challenges facing the Company in this changing and evolving industry.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of its financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, income taxes, self-insurance, pensions and other post-retirement benefits, as well as contingencies and litigation. Additionally, in the course of its annual goodwill impairment test, the Company makes estimates about future growth, cost containment, capital expenditures and many other factors which affect the results of this assessment. The Company bases its estimates on historical experience, actuarial studies and on other assumptions that are believed to be reasonable and applicable under the circumstances. The Company reevaluates these estimates on an ongoing basis. Actual results may differ from these estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from normal business activities. The allowance for doubtful accounts represents provisions for the estimated loss from the inability of customers to make required payments. The Company uses historical experience as well as current market information in determining the estimate. The Company writes off accounts receivable, which are deemed uncollectible, on a specific identification basis. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

Goodwill and Other Intangible Assets

Intangible assets recorded in connection with the acquisition of publications or businesses generally consist of the values assigned to subscriber and advertiser relationships, mastheads, no-competition covenants and the excess of the cost over the fair value of identifiable net assets of the publications or businesses acquired (more commonly referred to as goodwill).

Intangible assets, excluding goodwill and mastheads, are being amortized using the straight-line method over a period of their estimated useful life (generally 3 to 15 years). These assets are tested for impairment only when the Company has determined that potential impairment indicators are present. If these indicators are present, the Company determines if the estimated undiscounted cash flows generated by the primary long-lived asset group generates sufficient cash flows to recover the carrying value of the primary asset group including identifiable intangible assets. If not, an impairment loss would be recognized to the extent the discounted cash flows are less than the carrying amount of the asset group.

Goodwill and mastheads are not amortized but are tested for impairment either annually or more frequently, if required. For purposes of accounting for the Company’s indefinite lived intangibles, the Company has established reporting units at a level below the operating segment level. These reporting units consist principally of the aggregated newspaper print and online operations within the five regional clusters and the JobsInTheUS business. The impairment test determines the fair value of the reporting units primarily based on the estimated future cash flows expected to be generated by the reporting units. A goodwill impairment loss is recognized when the estimated discounted cash flows are less than the carrying value of the reporting unit. Similarly, an impairment loss is recognized when the estimated fair value of mastheads is less than the carrying value of the mastheads. These approaches, along with the recovery approach for finite-lived intangible assets, uses estimates for future market growth, forecasted revenue and costs and selected discount rates. Changes to these estimates, including the inability to attain forecasted revenue and cost expectations, could result in the recognition of a future impairment loss.

Pension and Post-retirement Benefits

Pension and post-retirement benefit costs and credits are developed from third-party actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. The Company considers current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and post-retirement benefit costs or credits may occur in the future as a result of fluctuations in the Company’s headcount, changes in actuarial assumptions and market performance.

Self-Insurance

The Company is self-insured for a portion of its insurable risks. The Company analyzes its historical claims experience and other information provided by the Company’s administrators in determining an adequate liability for self-insured claims, both reported and incurred but not reported claims.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets when realization is not considered to be more-likely-than-not. Interest and penalties on tax positions are recognized as a component of tax expense.

The Company takes various positions regarding deductions and income reported for tax purposes within its federal and state income tax returns. On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes which requires income tax positions be recognized through the tax provision of the financial statements based on a more-likely-than-not criterion that the relevant tax authority would sustain the tax position. For all positions assessed as more-likely-than-not to be sustainable, the amount recognized is based on relative probabilities of the amount allowed by the tax authorities. If the Company expects that the position will not be more-likely-than-not to be sustained by the tax authority, the Company does not recognize any of the benefit in the consolidated financial statements; accordingly, it reports a liability and, if applicable, interest and penalties are accrued on this position based on existing statutes. If these unrecognized positions are settled or agreed to by the tax authority, the position is recognized in the consolidated financial statements at the time that the decision is reached with the tax authority or the tax year is closed to further adjustment.

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

Acquisitions and Dispositions

On March 29, 2006, the Company completed the acquisition of the assets of the Suburban Lifestyles Community Newspaper Group (‘‘Suburban Lifestyles’’). Based in Rochester Hills, Michigan, Suburban Lifestyles publications are distributed in many of the affluent neighborhoods of Oakland and Macomb Counties and focus on local news and information in each of the communities served. Suburban Lifestyles has been integrated into the Michigan Cluster.

On December 6, 2005, the Company completed the acquisition of the assets of JobsInTheUS (‘‘JIUS’’), based in Westbrook, Maine. This acquisition included the online recruiting Web sites of JobsInTheUS.com, JobsInME.com, JobsInNH.com, JobsInVT.com, JobsInRI.com, JobsInMA.com and other domain names. Founded in 1999, JIUS specializes in state-specific employment Internet sites where qualified candidates who want to work in a particular region find a match with local employers.

Consistent with management’s strategy of continually reevaluating resources, the Company sold its New England Cluster newspaper operations in February 2007. These dispositions eliminated 5 daily newspapers with circulation of approximately 56,800, and 24 non-daily newspapers with circulation of approximately 336,000. Management believes that this allows the Company to focus its efforts on those operations, including growth in online initiatives, which generate a higher return on capital and produce a higher level of profitability and cash flow.

Results of Operations

Executive Summary

For the fiscal year ended December 30, 2007, a 52 week period (‘‘fiscal year 2007’’), the Company incurred a consolidated net loss of $102.5 million, or $(2.62) per share, as compared to a net loss of $6.2 million, or $(0.16) per share, for the fiscal year ended December 31, 2006, a 53 week period (‘‘fiscal year 2006’’), and net income of $46.9 million, or $1.12 per diluted share, for the fiscal year ended December 25, 2005, a 52 week period (‘‘fiscal year 2005’’). Significant items which impacted net income each year are as follows:

•	In fiscal year 2007, the Company completed the sale of the New England Cluster newspapers operations for the aggregate proceeds of approximately $80 million. The Company recorded an after-tax gain of $27.7 million. Proceeds from the sales were primarily used to pay down debt.

•	Over the past 3 years, the Company’s total debt decreased by $123.4 million from $748.2 million at December 25, 2005 to $624.8 million at December 30, 2007.

•	In fiscal year 2007, the Company primarily wrote down the carrying value of its Michigan cluster goodwill and mastheads by $181.3 million ($150.9 million after tax). In 2006, only the Michigan cluster goodwill was adjusted by $33.7 million. There was no goodwill or indefinite-lived intangible asset write-down in fiscal 2005.

•	In fiscal year 2007, the Company recorded a charge of $7.2 million ($4.2 million after tax) for the separation arrangement for certain executive officers. In 2006, a charge was taken for the separation arrangement of an executive officer of $4.1 million ($2.5 million after tax). There were no separation arrangements in fiscal 2005.

•	In fiscal years 2007 and 2006, the Company amended its Credit Agreement and recorded an associated charge for the write-off of deferred debt issuance costs of $1.6 million ($1.0 million after tax) and $5.7 million ($3.4 million after tax), respectively.

•	In fiscal year 2007, the Company realized a gain of $2.6 million ($1.5 million after tax) on the sale of its Middletown, CT building.

•	In fiscal year 2007, the Company recorded tax benefits related to a $6.1 million federal income tax refund, recorded favorable state tax adjustments of $3.0 million, and recorded a favorable net impact of changes in state tax laws of $0.8 million.

•	The acquisitions of Suburban Lifestyles in March 2006 and JobsInTheUS in December 2005 added revenue and an aggregate operating loss of $1.4 million to the Company’s reported results for fiscal year 2006, as compared to fiscal year 2005. The Company includes the results of acquisitions from the date purchased.

•	In fiscal year 2006, the Company wrote down its investment in PowerOne Media LLC (‘‘PowerOne’’) resulting in a $2.4 million charge ($1.4 million after tax).

Fiscal Year Ended December 30, 2007 Compared to Fiscal Year Ended December 31, 2006

The discussion presented below compares a fifty-two week period with a fifty-three week period. During 2006, the Company classified its New England newspaper operations as discontinued operations. The discussion which follows reflects changes in and measurements of continuing operations only, unless otherwise specified.

Summary

The Company incurred a loss for fiscal year 2007 continuing operations of $130.1 million, or $3.32 per share, as compared to a loss of $9.7 million, or $0.25 per share, for fiscal year 2006.

The Company’s reported revenues were $463.2 million for fiscal year 2007 as compared to $506.1 million for fiscal year 2006, a decrease of 8.5 percent. Fiscal year 2006 benefited from an extra week of revenue and absent this extra week, total revenues declined 7.1 percent. Advertising revenues decreased $40.2 million, or 10.2 percent, and circulation revenues decreased $1.9 million, or 2.1 percent. Online revenues for fiscal year 2007, which are included in advertising revenues, were approximately $18.0 million, an increase of approximately 22.8 percent as compared to the prior year. Commercial printing and other revenues for fiscal year 2007 decreased $0.7 million, or 3.6 percent, to $18.6 million as compared to the prior year, and represented approximately 4.0 percent of the Company’s revenues for fiscal year 2007.

Advertising Revenue by Performance Category

The following table sets forth the Company’s total advertising revenues, from continuing operations by category, for fiscal years 2007 and 2006:

	Fiscal Year Ended
(Dollars in thousands)	Dec. 30, 2007	Dec. 31, 2006	Decrease
Local	$197,327	$216,193	8.7%
Classified	141,645	159,117	11.0
National	14,022	17,904	21.7
Total advertising revenues	$352,994	$393,214	10.2%

Local.    Local advertising revenues for fiscal year 2007 decreased $18.9 million or 8.7 percent as compared to fiscal year 2006 largely due to a general decline in advertising across all categories of advertisers with significant shortfall in the financial and building/hardware categories.

Classified.    Classified advertising revenues decreased $17.5 million or 11.0 percent for fiscal year 2007 as compared to fiscal year 2006. Real estate advertising revenues decreased 17.9 percent in fiscal year 2007 period as compared to the prior year, with all of the Company’s clusters reporting decreases. Classified employment advertising revenues decreased for fiscal year 2007 by 6.6 percent compared to fiscal 2006. Revenue from classified automotive advertising decreased $6.1 million or 18.4 percent for fiscal year 2007 as compared to the same prior year period. The classified automotive revenue decline was due to a soft economy and increased competition for automotive classified advertising dollars. Classified other advertising revenues decreased $0.9 million or 2.4 percent for fiscal year 2007, as compared to fiscal year 2006.

National.    National advertising revenues, which represent approximately four percent of the Company’s advertising revenues, decreased $3.9 million or 21.7 percent for fiscal year 2007, as compared to fiscal year 2006.

Operating Expenses

Salaries and employee benefits.    Salaries and employee benefit expenses were 41.8 percent of the Company’s total revenues for fiscal year 2007, compared to 40.7 percent for fiscal year 2006. Salaries and employee benefits decreased $12.0 million, or 5.8 percent, in fiscal year 2007 to $193.8 million as compared to $205.8 million in the prior year. The decrease in salaries and employee benefits in fiscal year 2007 as compared to fiscal year 2006 is primarily due to lower headcount in fiscal year 2007 as compared to 2006 and a favorable change in pension benefits as a result of freezing the pension plan benefits and converting to a 401(k) Safe Harbor plan for retirement savings. Total company headcount was lower by 8.8 percent when compared to 2006. Most of this reduction came as a result of the integration of the Michigan cluster with the Company. The Company also had other consolidations of operations during the year which contributed to the lower headcount. This lower headcount in the Company’s print operations was offset by increases in online personnel. Additionally, both years include charges for the separation of certain executives. 2007 included a charge of $6.9 million for the separation arrangements and 2006 included $3.6 million related to the 2006 separation arrangement. Excluding these charges from the respective year, salaries and employee benefits declined by 7.6 percent in 2007.

Newsprint, ink and printing charges.    For fiscal year 2007, newsprint, ink and printing charges were 9.4 percent of the Company’s revenues, as compared to 9.8 percent for fiscal year 2006. Newsprint, ink and printing charges decreased $6.0 million, or 12.2 percent, for fiscal year 2007 to $43.4 million as compared to the prior year. The Company’s newsprint expense decreased approximately 15.8 percent for the fiscal year 2007 as compared to the prior year, reflecting a decrease in consumption of approximately 10.3 percent and a 6.1 percent decrease in unit cost. Ink and printing charges decreased approximately 2.0 percent in fiscal year 2007 compared to fiscal year 2006.

Selling, general and administrative and other operating expenses.    Selling, general and administrative expenses together with other operating expenses were 31.0 percent and 28.1 percent of the Company’s revenues for fiscal years 2007 and 2006, respectively. Selling, general and administrative expenses together with other operating expenses increased $1.3 million, or 0.9 percent, for fiscal year 2007 to $143.5 million as compared to the prior year of $142.2 million. The majority of the increase was related to promotional costs for JobsInTheUS as it expanded into new states, promotional costs of Yahoo! HotJobs as this program became operational in March 2007, increased online spending, and a full year of expenses for the acquisition of Suburban Lifestyles which was acquired in March 2006. JobsInTheUS expanded operations into Alabama, Mississippi, and Louisiana in the first quarter of 2007. A decrease in professional fees and the cessation of a promotion program in 2007 was partially offset by increases in software maintenance and utilities costs. Other operating expenses, which consists primarily of circulation and delivery costs, decreased 2.0 percent in fiscal year 2007, reflecting a comparable decrease in circulation revenue.

Depreciation and amortization.    Depreciation and amortization expenses increased $1.4 million, or 8.0 percent, from $18.1 million to $19.5 million for fiscal year 2007 as compared to fiscal year 2006. Depreciation and amortization expenses were 4.2 and 3.6 percent of the Company’s revenues for fiscal years 2007 and 2006, respectively. This increase is due to: new assets being put in service during the fiscal year related to various information technology development projects; major upgrades to production capabilities in Lake County, Ohio, which allowed the Company to combine its printing operations for its Ohio cluster newspapers; and the completion of the Macomb press facility which went into production in July 2007.

Operating (loss) income.    The Company reported an operating loss of $118.3 million for fiscal 2007 and operating income of $56.9 million for fiscal 2006. Fiscal 2007 reflects a write-down of goodwill and indefinite-lived intangibles amounting to $181.3 million. Fiscal 2006 reflects a write-down of goodwill amounting to $33.7 million. Excluding these charges from both years, operating income was $63.0 million, or 13.6 percent of the Company’s revenues, for the fiscal year 2007 as compared to $90.5 million, or 17.9 percent of the Company’s revenues, for the fiscal year 2006. The decrease in operating income was attributable to the decline in revenues of $42.9 million partially offset by cost control measures put in place in 2007 compared to the same period in 2006. The Company’s cost control measures have resulted in non-newsprint cash expense savings of $21.8 million in fiscal year 2007 as compared to fiscal year 2006 after adjustment for the separation arrangements in both fiscal years. Included in non-newsprint operating expenses for the fiscal year 2007 was $10.6 million of costs related to the Company’s online initiatives which increased by $3.3 million compared to the same period in 2006. The increase in online expenses reduced the benefit of the aforementioned cost control measures in 2007. Online initiatives will continue to be a focus of the Company and should be expected in the future.

Interest expense, net.    Interest expense decreased $0.8 million, or 1.8 percent, from $44.4 million in fiscal year 2006 to $43.6 million in fiscal year 2007. This decrease was primarily due to lower weighted average debt outstanding offset by higher prevailing interest rates on the Company’s debt during fiscal year 2007 as compared to fiscal year 2006. The Company’s weighted average interest rate increased to approximately 6.5 percent for fiscal year 2007 from approximately 5.9 percent in fiscal year 2006.

Other income (expense).    Other income and expense in 2007 includes a gain on the sale of real estate in Middletown, Connecticut of $2.6 million. Additionally in 2007, the Company amended its Credit Agreement which resulted in the write off of $1.6 million of deferred debt issuance costs. In the comparable 2006 period, the Company wrote down its investment in PowerOne for $2.4 million and wrote off $5.7 million of deferred debt issuance costs as a result of the Company’s restructuring of its debt in early 2006.

(Benefit) provision for income taxes.    In 2007, the Company recorded a benefit for income taxes of $30.6 million, a change of $44.7 million from the prior year provision for income taxes of $14.1. This benefit resulted from the receipt of federal income tax refunds from prior years of $6.1 million and a favorable change in Michigan State law which resulted in a favorable adjustment of $1.8 million. Additionally, the write-down of goodwill and indefinite-lived intangible assets resulted in the recognition of a deferred tax benefit of approximately $27.0 million. Additionally, a tax law change in New York State resulted in an unfavorable adjustment of approximately $1.0 million. Absent the foregoing items, the Company’s effective tax rate on income from continuing operations was 44.1 percent compared to 37.1 percent for fiscal year 2006.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 26, 2005

The discussion presented below compares a fifty-three week period with a fifty-two week period. During 2006, the Company classified its New England newspaper operations as discontinued operations. The discussion which follows reflects changes and measurements of continuing operations only, unless otherwise specified.

Summary

The Company reported a net loss from continuing operations for fiscal year 2006 of $9.7 million, or $(0.25) per diluted share, as compared to net income of $42.4 million, or $1.02 per diluted share, for the fiscal year ended 2005. In fiscal year 2006, the Company recorded a write-down of assets, wrote-off deferred financing costs and recorded a charge for a non compete/separation agreement, for which there were no comparable items for fiscal year 2005. These changes aggregated $45.8 million ($41.0 million after tax effect) or $1.16 per diluted share. The remaining differences are explained by the changes discussed by caption in the following analysis.

The Company’s reported revenues were $506.1 million for fiscal year 2006 as compared to $516.6 million for fiscal year 2005, a decrease of 2.0 percent. Fiscal year 2006 benefited from an extra week of revenue. Absent this extra week, total revenues declined 3.5 percent. Overall, advertising revenues declined $10.4 million, or 2.6 percent primarily as a result of a decline in revenue in the Michigan cluster. Circulation revenues declined by $0.8 million, or 0.9 percent. Online revenues for fiscal year 2006, which are included in advertising revenues, were approximately $15.3 million, an increase of approximately 64.5 percent as compared to the prior-year period. Commercial printing and other revenues for fiscal year 2006 increased $0.7 million, or 3.5 percent, to $19.3 million as compared to the prior-year period, and represented approximately 3.8 percent of the Company’s revenues for fiscal year 2006.

Advertising Revenue by Performance Category

The following table sets forth the Company’s total advertising revenues from continuing operations, by category, for fiscal years 2006 and 2005:

	Fiscal Year Ended
(Dollars in thousands)	Dec. 31, 2006	Dec. 26, 2005	Decrease
Local	$216,193	$218,369	1.0%
Classified	159,117	165,165	3.7%
National	17,904	20,032	10.6%
Total advertising revenues	$393,214	$403,566	2.6%

Local.    Local advertising revenues for fiscal year 2006 decreased 1.0 percent as compared to the same period of the prior year largely due to a decrease in local advertising revenues in our Michigan cluster. Fiscal year 2006 period benefited largely from a fifty-three week period, as compared to the fifty-two week period for fiscal year 2005.

Classified.    Classified advertising revenues decreased 3.7 percent for fiscal year 2006 as compared to fiscal year 2005. Classified real estate advertising revenues increased slightly in the 2006 period as compared to the prior year, with all of our clusters except Michigan reporting increases. Excluding the Michigan cluster, classified real estate advertising increased 4.3 percent. Classified employment advertising revenues were down slightly for fiscal year 2006, with a decrease in the Michigan cluster. Overall, our classified automotive advertising revenues were down 13.7 percent for fiscal year 2006 as compared to the same prior year period. Classified other advertising revenues increased 4.3 percent for fiscal year 2006, as compared to fiscal year 2005, with all of the Company’s clusters reporting increases.

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

Operating Expenses

Salaries and employee benefits.    Salaries and employee benefit expenses were 40.7 percent of the Company’s total revenues for fiscal year 2006, as compared to 39.2 percent for fiscal year 2005. Salaries and employee benefits increased $3.5 million, or 1.7 percent, in fiscal year 2006 to $205.8 million. Salaries and benefits for the 2006 period include costs related to the aforementioned special charge of $3.6 million and additional costs associated with acquisitions of $3.4 million. Absent the special charge and the effect of companies recently acquired, salaries and employee benefit costs decreased $3.5 million or 1.7 percent which was attributable to reductions in headcount, incentive compensation and medical benefit expenses.

Newsprint, ink and printing charges.    For fiscal year 2006, newsprint, ink and printing charges were 9.8 percent of the Company’s revenues, as compared to 8.9 percent for fiscal year 2005. Newsprint, ink and printing charges increased $3.2 million, or 6.9 percent, as compared to the 2005 period. Excluding the effects of acquisitions which added $0.5 million to fiscal year 2006, the increase is due to an increase in unit cost of approximately 10.0 percent, partially offset by a 3.4 percent decline in consumption, each on a comparable basis.

Selling, general and administrative and other operating expenses.    Selling, general and administrative expenses were 14.4 percent and 14.6 percent of the Company’s revenues for fiscal years 2006 and 2005, respectively. As compared to the prior year period, selling, general and administrative expenses for fiscal year 2006 decreased $2.2 million, or 3.0 percent, to $73.2 million. This decrease was primarily due to a reduction of professional fees for costs associated with the successful completion of the Company’s internal control assessment and documentation for compliance with Sarbanes-Oxley 404. These decreases were partially offset by costs associated with promotional efforts related to the acquired internet business, JobsInTheUS, and the incurrence of certain costs related to the special charge recorded in the second quarter of 2006. Excluding costs associated with acquisitions, selling, general and administrative expenses decreased 3.6 million, or 4.7 percent, as a result of the decrease in costs associated with Sarbanes-Oxley 404 and the Company’s cost reduction initiatives. Other expenses, which relate largely to promotion, circulation and delivery costs were 13.6 percent and 12.8 percent of the Company’s revenues for fiscal year 2006 and fiscal year 2005, respectively. Other expenses increased $2.7 million, or 4.1 percent, to $69.1 million for fiscal year 2006 primarily due to costs associated with acquisitions. Excluding acquisitions, other expenses increased $0.7 million, or 1.1 percent when comparing the 2006 period to the prior year, primarily due to higher delivery costs.

Depreciation and amortization.    Depreciation and amortization expenses were 3.6 percent and 3.4 percent of the Company’s revenues for fiscal years 2006 and 2005, respectively. Depreciation and amortization expenses increased $0.3 million, or 1.8 percent, to $18.1 million for fiscal year 2006 as compared to fiscal year 2005.

Operating income.    The Company wrote down goodwill associated with its Michigan cluster in fiscal year 2006 as a charge against operating income of $33.7 million. Excluding this charge, operating income decreased $18.1 million, or 16.6 percent, to $90.5 million for fiscal year 2006, as compared to $108.6 million in fiscal year 2005, primarily due to the items described above.

Net interest expense and other.    Net interest expense and other increased $5.4 million, or 13.8 percent, from $39.0 million in fiscal year 2005 to $44.4 million in fiscal year 2006. This increase was primarily the result of higher prevailing interest rates during fiscal year 2006 as compared to fiscal year 2005. The Company’s weighted average interest rate increased to approximately 5.9 percent for fiscal year 2006 from approximately 5.0 percent in fiscal year 2005.

Other income (expense).    During 2006, the Company recorded a write-down of its investment in PowerOne for $2.4 million, and wrote-off $5.7 million of deferred financing costs as a result of the Company’s restructuring of its debt. No comparable amounts existed in 2005.

Provision for income taxes.    For fiscal year 2006, the Company’s provision for income taxes varied from the federal statutory rate of 35%, by $12.6 million primarily because the write-down of goodwill is not deductible for federal income tax purposes. For fiscal year 2005, the tax provision varied from the statutory rate by $2.6 million because of state and local income taxes. Absent the writedown of goodwill in 2006, the Company’s effective tax rate was 37.1 percent compared to 39.1 percent for fiscal year 2005.

Discontinued Operations

In February 2007, the Company sold its two Massachusetts group community daily newspapers to Gatehouse Media for $70 million in cash and approximately $2 million in working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts. Additionally, the sale included five non-daily publications. Also, in February 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale are The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. In 2007, the Company recognized an aggregate after-tax gain of $27.7 million or $0.70 per diluted share on the sale of its New England Cluster newspaper operations. Net after-tax proceeds of the sales were used to pay down debt and for general working capital purposes.

The following chart summarizes the aggregate results of the Massachusetts and Rhode Island newspaper operations for fiscal years 2007, 2006 and 2005:

(In thousands)	2007	2006	2005
Net revenue	$3,309	$39,595	$40,041
Cost and expenses	3,337	32,617	31,642
Operating (loss) income from discontinued operations	(28)	6,978	8,399
Allocated interest expense	113	1,172	1,003
Other expense	—	13	16
(Loss) income from discontinued operations before income taxes	(141)	5,793	7,380
(Benefit) provision for income taxes	(55)	2,337	2,904
(Loss) income from discontinued operations	$(86)	$3,456	$4,476

Liquidity and Capital Resources

The following table sets forth information with respect to the Company’s total cash flows from continued and discontinued operations for fiscal years 2007, 2006 and 2005:

	Fiscal Year Ended
(In thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Cash provided by (used in):
Operating activities	$54,500	$75,167	$87,800
Investing activities	$56,897	$(34,601)	$(29,273)
Financing activities	$(111,113)	$(39,046)	$(58,120)

Cash flows from operating activities.    Net cash provided from operating activities was $54.5 million for fiscal year 2007 as compared to $75.2 million in the prior year and $87.8 million in fiscal year 2005. Included in the 2007 cash flows from operating activities were the proceeds of $3.7 million from the sale of derivative financial instruments designated as cash flow hedges.

Current assets were $71.2 million and current liabilities were $80.3 million as of December 30, 2007 as compared to current assets of $89.5 million and current liabilities of $95.4 million as of December 31, 2006. Current assets decreased $13.2 million after excluding current assets of discontinued operations. The decrease in current assets is primarily due to a reduction in current deferred income taxes of $7.2 million resulting from the utilization of the current portion of a net operating loss carry-forward, lower customer receivables as a result of lower sales, and a reduction in inventory caused by lower newsprint cost and lower supply on-hand. The decrease in current liabilities of $15.1 million primarily reflects the repayment of $22.5 million of the current portion of long-term debt offset by an increase in accruals associated with separation arrangements of executive officers in 2007.

The Company’s operations have historically generated strong positive annual cash flows from operating activities. Although this historical cash flow trend has diminished for 2007 as the Company experienced a continued weakness in its print advertising revenue streams, the Company believes that cash flows from operations and the availability of funds from external sources will be sufficient to fund its ongoing operating needs, capital expenditure requirements and long-term debt obligations. See ‘‘Item 1A — Risk Factors.’’

Cash flows from investing activities.    For fiscal year 2007, net cash provided by investing activities was $56.9 million as compared to net cash used in investing activities of $34.6 million for fiscal year 2006 and $29.3 million for fiscal 2005. Net cash used in investing activities of continuing operations of $21.9 million for the year ended December 30, 2007 reflected $26.4 million used for capital expenditures and the proceeds of $4.5 million from the sale of a real estate asset. Of these capital expenditures, $11.8 million was for costs in connection with the build-out of the Michigan press and mailroom facility and $5.6 million was related to the Company’s investment in its online operations. Cash used in investing activities in 2006 was for investments in property, plant and equipment and the acquisition of Suburban

Lifestyles, while in 2005 investing activities primarily reflect the acquisition of JobsInTheUS and investments in property, plant and equipment.

The net proceeds from the 2007 sale of the Company’s New England newspaper operations of $78.8 million are included in net cash provided by investing activities of discontinued operations.

The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs and believes that it is sufficient to maintain the Company’s current level and quality of operations. This program for 2008 includes planned expenditures of approximately $18.0 million related to required replacement and betterment capital expenditures on the Company’s physical plant and major assets as well as spending on technology, including: prepress and business systems; web development; and computer hardware and software. In addition to its capital expenditure program, the Company is exploring the sale of certain non-core assets and underutilized real estate.

Cash flows from financing activities.    Net cash used in financing activities was $111.1 million in fiscal year 2007 as compared to $39.0 million in fiscal year 2006 and $58.1 million in fiscal year 2005. Net cash used in financing activities for fiscal 2007 includes $62.5 million for repayments on the Company’s Term Loan, $42.9 million net repayment on its Revolving Credit Facility, and $2.6 million of debt issuance fees associated with the Amendment to the Credit Agreement. Additionally, the Company made $3.1 million in dividend payments in fiscal 2007. Effective October 18, 2007, the Company eliminated its quarterly dividend. Net cash used in financing activities in both fiscal year 2006 and 2005 primarily reflects the utilization of cash flows from operations to repay debt and repurchase Company stock. Net cash provided by financing activities in fiscal year 2006 reflects the $755.5 million of proceeds from the Company’s January 25, 2006 Credit Agreement, which were used to repay amounts outstanding under the prior credit facility, and to pay associated debt financing fees.

On February 16, 2006, the Company announced that pursuant to Board Authorization, it was continuing its share repurchase program for up to an aggregate amount of $25 million. The Company had recommenced its share repurchasing program in April 2005 with a Board authorized aggregate repurchase amount of up to $30 million. In 2006, the Company repurchased 1,334,037 shares at a total cost of approximately $15.4 million. In fiscal year 2005, the Company repurchased 1,715,300 shares at a total cost of approximately $27.7 million. The Company did not repurchase any shares in fiscal year 2007. Pursuant to the Amended Credit Agreement the Company is prohibited from making repurchases of its common stock.

Debt and interest rate derivatives.    On December 6, 2007, the Company amended the Amended and Restated Credit Agreement, dated January 25, 2006 (the ‘‘Credit Agreement’’) by and among the Company, JP Morgan Chase Bank, as administrative agent, and the other syndicated lenders, pursuant to Amendment No. 1 to the Credit Agreement (the ‘‘Amendment’’). The Credit Agreement together with the Amendment is referred to as the Amended Credit Agreement. The terms of the Amendment were effective as of December 7, 2007. The changes made by the Amendment include, but are not limited to, the reduction in the total amount available under the secured revolving credit facility from $375 million to $200 million, a reduction in the incremental facility from $500 million to $250 million, a resetting of the total leverage ratio and the interest coverage ratio to less restrictive terms. Additionally, the base interest rate on the debt was increased by 125 basis points, from a base rate of 125 basis points to 250 basis points. The commitment fee on the unused portion of the revolving credit was increased to 50 basis points from 37.5 basis points. In connection with the modification of the secured revolving credit agreement under the Amendment, the Company wrote off approximately $1.6 million of existing deferred debt issuance costs. The $2.6 million cost of the Amendment was deferred and will be amortized over the remaining term of the debt. This description of the Amended Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Credit Agreement.

On January 25, 2006, the Company amended and restated its existing Credit Agreement, dated August 12, 2004 (the ‘‘2004 Credit Agreement’’) by and among the Company, JPMorgan Chase Bank, and the other parties thereto, pursuant to an Amended and Restated Credit Agreement (the ‘‘Credit Agreement’’) with JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Sole Lead Arranger and Sole Bookrunner, SunTrust Bank and Wachovia Bank, N.A. as Co-Syndication Agents, and Bank of America, N.A. and The Royal Bank of Scotland PLC as Co-Documentation Agents,

and the several banks and other financial institutions which become parties thereto as lenders. On January 25, 2006, the Company borrowed $625 million under Term A and $130.5 million in revolving credit loans. These borrowings were used to repay term loans and revolving credit loans outstanding under the 2004 Credit Agreement, to pay fees and expenses in connection with the Credit Agreement, and for general corporate purposes. The Credit Agreement eliminated Term Loan B. In connection with this refinancing, the Company wrote off approximately $4.8 million of deferred financing costs associated with the 2004 Credit Agreement and $0.9 million of cost associated with the new term loan.

The Credit Agreement provides for (i) a secured term-loan facility (‘‘Term Loan A’’) and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’). The Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the ‘‘Incremental Facility’’), as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. The lenders have no obligation to make additional loans to the Company under the incremental loan facility, but may enter into these commitments in their sole discretion. To date, the Company has not drawn down on the Incremental Facility.

As of December 30, 2007, the Revolving Credit Facility had approximately $68 million of calculated availability for borrowings based on the terms of the Amended Credit Agreement (including the effect of $9.1 million in outstanding letters of credit issued under the Amended Credit Agreement).

The amounts outstanding under the Amended Credit Agreement bear interest at either (i) 250 basis points to 275 basis points above LIBOR (as defined in the Amended Credit Agreement) or (ii) 150 basis points to 175 basis points above the higher of (a) the Prime Rate (as defined in the Amended Credit Agreement) or (b) 50 basis points above the Federal Funds Rate (as defined in the Amended Credit Agreement). The interest rate spreads (‘‘the applicable margins’’) are dependent upon the ratio of the Company’s debt to the Company’s trailing four quarters Cash Flow (as defined in the Amended Credit Agreement) and are reduced or increased as such ratio declines or increases, respectively. The borrowings outstanding at December 30, 2007 under the Amended Credit Agreement bear interest based on either various LIBOR rates (determined daily) plus 250 basis points or the Prime Rate plus 150 basis points.

An annual commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a fixed 50 basis points beginning on the effective date of the Amendment. Prior to the Amendment’s effective date the commitment fee was based on a percentage that varied from 37.5 basis points to 25 basis points based on the quarterly calculation of a specified leverage ratio.

In accordance with the requirements of the Amended Credit Agreement, the Company is required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt, to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varies depending on the Company’s Total Leverage Ratio, as defined in the Credit Agreement. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Amended Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

Interest Rate Collars

Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (‘‘Collars’’) that establish a base interest rate ceiling (‘‘CAP’’) and a base interest rate floor (‘‘floor’’) at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount set as forth below. As of December 30, 2007, the aggregate notional amount of outstanding Collars in effect was $175 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at December 30, 2007:

Effective Date	Cap (%)	Floor (%)	Notional Amount	Term
July 24, 2006	6.00	4.75	$25 million	5.00 years
August 21, 2006	6.00	4.70	$25 million	5.00 years
August 21, 2006	6.00	4.71	$25 million	5.00 years
January 29, 2007	6.00	3.39	$50 million	2.75 years
January 29, 2007	6.00	3.39	$50 million	2.75 years

Interest Rate Swaps (‘‘Swaps’’)

Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of December 30, 2007, the aggregate notional amount of outstanding Swaps in effect was $265 million.

The following table summarizes the Company’s existing Swaps as of December 30, 2007:

Effective Date	Fixed Rate (%)	Notional Amount	Term
July 24, 2006	5.33	$75 million	5.00 years
October 1, 2007	4.88	$12.5 million	0.75 years
October 1, 2007	4.77	$27.5 million	1.00 years
October 1, 2007	4.75	$100 million	2.00 years
December 3, 2007	4.50	$50 million	4.00 years

Contractual Obligations and Commitments

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

Pursuant to the terms of the Amended Credit Agreement, the Company is required to maintain specified financial ratios, and is subject to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental Company changes (such as mergers and dispositions of assets), and to undertake certain capital expenditures. The Amended Credit Agreement also prohibits the payment of dividends and the repurchase of the Company’s common stock.

As of December 30, 2007, the Company had outstanding indebtedness under the Amended Credit Agreement as discussed above, which is due and payable in installments through 2012 of $624.8 million, of which $69.8 million was outstanding under the Revolving Credit Facility and $555.0 million was outstanding under the Term Loan. As of December 30, 2007, no amount of this debt is due to be paid in the next fiscal year; however, the Company has expressed that the repayment of the debt is a priority.

The initial availability of $200 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. The Company is required to pay down the principal amount of the Term Loan in quarterly installments which started on December 29, 2006 and ends with a payment of $340 million on August 12, 2012. Through the end of fiscal 2007, the Company made all required installment payments and made optional prepayments of the maturities through fiscal 2008. Interest and commitment fees are payable quarterly or at the end of selected interest periods.

As of December 30, 2007, the aggregate maturities payable under the Term Loan A for the following fiscal years are as follows (in thousands):

2008	$—
2009	50,000
2010	60,000
2011	60,000
2012	385,000

Subsequent Events.    On January 8, 2008, the Company prepaid the next available quarterly installment of Term Loan A amounting to $12.5 million, deferring its next debt installment payment until March 31, 2009.

On March 14, 2008, Standard & Poors lowered its ratings on the Company from ‘‘B+’’ to ‘‘B-’’.

The following table summarizes the Company’s significant contractual obligations at December 30, 2007. Information regarding recurring purchases of materials for use in the Company’s daily operations is not included, as these amounts are generally consistent from year to year and are not long-term in nature (typically less than three months). See ‘‘Liquidity and Capital Resources — Debt and Interest Rate Derivatives’’ for a discussion of the Company’s interest rate protection agreements.

	Payments due by period
(In thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Contractual Obligations:
Long-term debt(1)	$827,313	$47,630	$198,304	$581,379	$—
Operating lease obligations	19,670	4,293	6,070	3,580	5,727
Capital lease obligations (including interest at 4.3% to 17.3%)	5,326	848	1,638	1,345	1,495
Purchase obligations(2)	—	—	—	—	—
Other long-term liabilities(3)	10,990	7,003	1,058	941	1,988
Total	$863,299	$59,774	$207,070	$587,245	$9,210

(1)	Includes periodic interest payments in addition to the principle repayments required under the Amended Credit Agreement. Interest payments are based on interest rates in effect at year-end and assume the amount of debt under the revolving credit agreement will remain at the year-end level until the end of its term.
(2)	Includes purchase obligations related to capital projects, wire services and other legally binding commitments, except for leases which are disclosed separately within the table. Amounts which the Company is liable for under purchase orders outstanding at December 30, 2007, are reflected in the consolidated balance sheets as accounts payable and accrued expenses and are excluded from the table above.
(3)	Other long-term liabilities primarily consist of amounts expected to be paid under postretirement benefit plans and amounts due under executive officer separation arrangements.

Off-Balance Sheet Arrangements.    At December 30, 2007, the Company maintained an aggregate $9.1 million of standby letters of credit required as security in connection with the Company’s insurance program.

Inflation

The Company’s results of operations and financial condition have not been significantly affected by inflation. Subject to normal competitive conditions, the Company generally has been able to pass along rising costs through increased advertising and circulation rates; however, competition and market conditions have made increasing advertising rates more difficult.

New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), which permits all entities to choose, at specified election dates, to measure eligible items at fair value that currently are not measured at fair value. Any business entity electing to measure eligible items at fair value would report unrealized gains and losses in earnings in subsequent periods and all up front costs and fees related to the fair value item are to be recognized in earnings as incurred and not deferred. The option is applied instrument by instrument with certain exceptions, is irrevocable, and applied to the entire financial instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively with the exception that a business entity may elect to value existing eligible items and shall report the effect of this re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected not to adopt the optional treatment afforded by SFAS 159.

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (‘‘SFAS 141(R)’’) and SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (‘‘SFAS 160’’). SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) will change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interest, which will be re-characterized as non-controlling interests and classified as a component of equity. The Company is currently assessing both of these statements and has not determined the impact, if any, on its consolidated financial position, results of operations or cash flows. It should be noted that early adoption is prohibited for both of these statements.

Certain Factors That May Affect the Company’s Future Performance

Industry Competition

The Company’s business is concentrated in newspapers, Web sites and other publications located primarily in small metropolitan and suburban areas in the United States of America. Revenues in the newspaper industry primarily consist of advertising and paid circulation. These revenues have been adversely impacted in the last few years. Competition for advertising and paid circulation comes from local, regional and national newspapers, shopping guides, television, radio, direct mail, online services and other forms of communication and advertising media. Competition for advertising revenues is based largely upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. In recent years, the Company has faced increasing competition from online sources which have had, and may continue to have an adverse effect on the Company’s operating results. Many of the Company’s competitors are larger and have greater financial resources than does the Company.

Dependence on Local Economies

The Company’s advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the regions that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions. For example, the Company’s Michigan and Ohio clusters are particularly impacted by the automotive sector.

Capitalization

As of December 30, 2007, the consolidated indebtedness of the Company was $624.8 million and net stockholders’ equity was $91.1 million representing total capitalization of $715.9 million and, thus, the percentage of the Company’s indebtedness to total capitalization was 87.3 percent. The Company may incur additional indebtedness to, among other things, fund operations and capital expenditures. Further, the Company’s results of operations will be impacted by fluctuations in interest rates. See ‘‘Quantitative and Qualitative Disclosures About Market Risk.’’

The Company’s management believes that cash provided by operating activities, future borrowings and its ability to issue securities will be sufficient to fund its operations and to meet payment requirements under its Term Loan and the Revolving Credit Facility. However, a decline in cash provided by operating activities, which could result from factors beyond the Company’s control, such as unfavorable economic and credit market conditions, an overall decline in advertising revenues or increased competition could impair the Company’s ability to service its debt. The Amended Credit Agreement prohibits the payment of dividends and repurchase of the Company’s common stock and requires the maintenance of certain financial ratios and imposes certain operating and financial restrictions on the Company, which restricts, among other things, the Company’s ability to incur indebtedness, create liens, sell assets, consummate mergers and make capital expenditures, investments and acquisitions.

The Company’s ability to meet these covenants will depend on future operating cash flows, working capital needs and other sources and uses of funds, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the Company’s control. Failure to meet these covenants could result in additional costs and fees to amend the Credit Agreement or result in the principal balance of the borrowings under the Credit Agreement becoming immediately due and payable. Furthermore, the Company may need a waiver of its Credit Agreement covenants and there can be no assurance that the Company could receive such waiver. If the Company failed to obtain such a waiver, the lenders could declare all amounts borrowed together with interest and fees, immediately due and payable. If this were to occur, the Company might not be able to pay these amounts. As of December 30, 2007, the Company was in compliance with these covenants.

Digital Media Initiatives

The Company is seeking to grow its online revenues through a number of digital media initiatives. As part of its growth strategy, the Company is expending resources on developing online products and services internally as well as entering strategic partnerships with existing online businesses. There can be no assurances that the Company’s digital media initiatives will be successful or result in significant online revenue growth.

Acquisition Strategy

The Company has grown, in part, through acquisitions of daily and non-daily newspapers, similar publications, Web sites and other strategic acquisitions.

Given the current competing demands for the Company’s capital resources and limitations contained in its Amended Credit Agreement, the Company is unlikely to grow its business through significant acquisitions in the near term.

Acquisitions may expose the Company to risks, including, without limitation, diversion of management’s attention, assumption of unidentified liabilities and assimilation of the operations and personnel of acquired businesses, some or all of which could have a material adverse effect on the financial condition or results of operations of the Company. Depending on the value and nature of the consideration paid by the Company for acquisitions, such acquisitions may have a dilutive impact on the Company’s earnings per share. In making acquisitions, the Company competes for acquisition targets with other companies, many of which are larger and have greater financial resources than does the Company. There can be no assurance that the Company will continue to be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of such opportunities, executing acquisitions successfully, achieving anticipated synergies, evaluating the costs of new growth opportunities at existing operations or managing the publications it owns and improving their operating efficiency. Historically, the Company has financed acquisitions through available cash, borrowings and sales of non-strategic properties. The Company anticipates that it will finance future acquisitions through these same resources.

However, the Company may elect to issue equity securities to finance any acquisition, which would result in dilution to existing shareholders. The Amended Credit Agreement limits acquisitions to certain permitted investments in the United States, and requires that acquisitions be financed through certain permitted sources. In addition, the financial covenants contained in the Amended Credit Agreement limits the Company’s ability to make acquisitions.

Price and Availability of Newsprint

The basic raw material for newspapers is newsprint. The Company purchases the majority of its newsprint through its central purchasing group, Journal Register Supply, and has no long-term contracts to purchase newsprint. Generally, Journal Register Supply purchases most of its newsprint from one or two suppliers, although in the future the Company may purchase newsprint from other suppliers. Historically, the percentage of newsprint purchased from each supplier has varied. The Company’s management believes that concentrating its newsprint purchases in this way provides a more secure newsprint supply and lower unit prices. The Company’s management also believes that it purchases newsprint at price levels lower than those that are generally available to individually owned small metropolitan and suburban newspapers, and consistent with price levels generally available to the largest newsprint purchasers. The available sources of newsprint have been, and the Company believes will continue to be, adequate to supply the Company’s needs. The inability of the Company to obtain an adequate supply of newsprint in the future could have a material adverse effect on the financial condition and results of operations of the Company. Historically, the price of newsprint has been cyclical and subject to price fluctuations. The Company believes that if any price decrease or increase is sustained in the industry, the Company will also be impacted by such change. The Company seeks to manage the effects of increases in prices of newsprint through a combination of, among other things, technology improvements, including Web-width reductions, inventory management and advertising and circulation price increases. There can be no assurances that the Company will be able to mitigate increases in price or disruption in the supply of newsprint.

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

Reconciliation of Certain Non-GAAP Financial Measures

The Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company’s results from operations and cash resources generated from its business in a more meaningful and consistent manner. Accordingly, this information has been disclosed in this report to permit a complete comparative analysis of the Company’s operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by the Company’s chief operating decision makers to measure the operating results and performance of the Company and its field operations. The Company believes the use of EBITDA is appropriate given the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in the Company’s Credit Agreement.

All EBITDA figures in this report are non-GAAP financial measures. The Company defines EBITDA as the (loss) income from continuing operations plus provision for income taxes, net interest expense, depreciation, amortization and other noncash, special or non-recurring items. EBITDA Margin is defined as EBITDA divided by total revenues, and is widely used within the Company’s industry to illustrate the percentage of revenue that is converted into EBITDA.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, the Company’s calculations of these measures may not be consistent with the calculations of these measures by other companies.

The table below provides reconciliations of the differences between the (loss) income from continuing operations and EBITDA for fiscal years 2003 through 2007.

(In thousands)	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Reconciliation of (Loss) income from continuing operations to EBITDA
(Loss) income from continuing operations	$(130,119)	$(9,694)	$42,392	$111,421	$67,845
Add-back:
Write-down of investment	—	2,412	—	—	—
(Benefit) provision for income taxes	(30,590)	14,124	27,220	(35,172)	3,378
Write-off of prior debt issuance costs	1,642	5,662	—	1,211	—
Net interest expense and other	40,744	44,367	38,994	19,700	15,367
Operating Income	(118,323)	56,871	108,606	97,160	86,590
Depreciation and amortization	19,534	18,091	17,778	14,818	13,331
Write-down of Goodwill and Intangible Assets	181,300	33,660	—	—	—
Special items(1)	7,770	4,078	—	—	—
EBITDA	$90,281	$112,700	$126,384	$111,978	$99,921
EBITDA Margin	19.5%	22.3%	24.5%	26.2%	27.9%

(1)	Special items reflect costs related to separation arrangements which were entered into with former executives and cost associated with an aircraft lease termination.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk arising from changes in interest rates associated with its long-term debt obligations. The Company’s long-term debt is at variable interest rates based on LIBOR, the Prime Rate or the Federal Funds Rate, plus a certain interest-rate spread as defined in the Amended Credit Agreement. To manage its exposure to fluctuations in interest rates as required by its Amended Credit Agreement, the Company enters into certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt, which hedges the effect of changes in interest rates. The Company’s enters into these agreements only for hedging purposes and not for trading or speculative purposes. There was no initial cost associated with any outstanding IRPA at December 30, 2007.

As of December 30, 2007, the Company had IRPAs with notional amounts of $175 million and $265 million of the Company’s outstanding debt covered by Collars and Swaps, respectively. Assuming a 10 percent increase in interest rates for the year ended December 30, 2007, the effect on the Company’s pre-tax earnings, without regard for the outstanding IRPAs, would have been approximately $3.0 million. Giving effect to the cash flow hedges would reduce this interest charge to $1.8 million. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Derivative Activity.’’

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

We have audited the accompanying consolidated balance sheets of Journal Register Company as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Journal Register Company at December 30, 2007 and December 31, 2006 and the results of its operations and its cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 10, 12 and 13 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions, in 2007, Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R) in 2007 and 2006 and Financial Accounting Standards Board Statement No. 123(R), Share Based Payments in 2006.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Journal Register Company’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Journal Register Company

We have audited Journal Register Company’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Journal Register Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Journal Register Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Journal Register Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period then ended of Journal Register Company and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 12, 2008

JOURNAL REGISTER COMPANY
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	Dec. 30, 2007	Dec. 31, 2006
Assets
Current assets:
Cash and cash equivalents	$4,214	$3,930
Accounts receivable, less allowance for doubtful accounts of $7,231 and $6,374, respectively	52,056	54,914
Inventories	6,301	8,663
Deferred income taxes	2,285	9,441
Other current assets	6,342	7,456
Current assets of discontinued operations	—	5,058
Total current assets	71,198	89,462
Property, plant and equipment, net of accumulated depreciation of $156,357 and $147,166, respectively	166,744	161,874
Intangible and other assets:
Goodwill	613,097	726,897
Other intangible assets, net of accumulated amortization of $12,053 and $11,921, respectively	76,412	144,850
Other non-current assets	5,016	7,251
Non-current assets of discontinued operations	—	30,448
Total assets	$932,467	$1,160,782
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$22,500
Accounts payable	18,176	19,028
Deferred subscription revenues	13,568	13,482
Accrued expenses	37,688	30,350
Other current liabilities	10,835	7,845
Current liabilities of discontinued operations	—	2,157
Total current liabilities	80,267	95,362
Long-term debt, less current maturities	624,800	707,700
Deferred income taxes	95,192	115,207
Other non-current liabilities	41,098	38,944
Non-current liabilities of discontinued operations	—	3,726
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued	484	484
Additional paid-in capital	359,929	362,236
Accumulated deficit	(124,183)	(15,104)
Accumulated other comprehensive loss, net of tax	(11,152)	(10,407)
Less treasury stock of 9,085,143 shares and 9,315,545 shares, respectively, at cost	(133,968)	(137,366)
Stockholders’ equity	91,110	199,843
Total liabilities and stockholders’ equity	$932,467	$1,160,782

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data) Fiscal year ended	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Revenues:
Advertising	$352,994	$393,214	$403,566
Circulation	91,650	93,581	94,405
Commercial printing and other	18,571	19,270	18,617
Total revenues	463,215	506,065	516,588
Costs and expenses:
Salaries and employee benefits	193,774	205,778	202,256
Newsprint, ink and printing charges	43,418	49,423	46,221
Selling, general and administrative	77,988	73,165	75,396
Depreciation and amortization	19,534	18,091	17,778
Other	65,524	69,077	66,331
Total costs and expenses	400,238	415,534	407,982
Write-down of goodwill and intangible assets	181,300	33,660	—
Operating (loss) income	(118,323)	56,871	108,606
Interest expense, net	(43,605)	(44,418)	(38,500)
Other income (expense), net	2,861	51	(494)
Write-down of investment	—	(2,412)	—
Write-off of debt issuance costs	(1,642)	(5,662)	—
(Loss) income from continuing operations before income taxes	(160,709)	4,430	69,612
(Benefit) provision for income taxes	(30,590)	14,124	27,220
(Loss) income from continuing operations	(130,119)	(9,694)	42,392
(Loss) income from discontinued operations of New England cluster, net of income taxes of $(55), $2,337 and $2,904, respectively	(86)	3,456	4,476
Gain on sales of New England cluster operations, net of income taxes of $17,900	27,660	—	—
Net (loss) income	$(102,545)	$(6,238)	$46,868
(Loss) income per common share (basic)
(Loss) income from continuing operations	$(3.32)	$(0.25)	$1.02
Income from discontinued operations of New England cluster, net of income taxes	—	0.09	0.11
Gain on sales of New England cluster, net of income taxes	0.70	—	—
Net (loss) income per common share (basic)	$(2.62)	$(0.16)	$1.13
(Loss) income per common share (diluted)
(Loss) income from continuing operations	$(3.32)	$(0.25)	$1.01
Income from discontinued operations of New England cluster, net of income taxes	—	0.09	0.11
Gain on sales of New England cluster, net of income taxes	0.70	—	—
Net (loss) income per common share (diluted)	$(2.62)	$(0.16)	$1.12
Dividends per common share	$0.06	$0.08	$0.04
Weighted-average shares outstanding:
Basic	39,174	39,479	41,429
Diluted	39,174	39,479	41,747
See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Balance as of December 26, 2004	$484	$361,369	$(50,913)	$(94,711)	$(15,395)	$(514)	$200,320
Net income			46,868				46,868
Minimum pension liability adjustment, net of tax benefit of $748					(1,090)		(1,090)
Mark to market adjustment of highly effective hedges, net of tax expense of $2,960					4,273		4,273
Mark to market adjustment of investments classified as held-for-sale, net of tax benefit of $12					(18)		(18)
Total comprehensive income			46,868		3,165		50,033
Dividends declared			(1,635)				(1,635)
Purchase of 1,715,300 shares of treasury stock				(27,690)			(27,690)
Unearned compensation		76		21		441	538
Exercise of stock options for common stock		49		427			476
Balance as of December 25, 2005	$484	$361,494	$(5,680)	$(121,953)	$(12,230)	$(73)	$222,042
Net loss			(6,238)				(6,238)
Minimum pension liability adjustment, net of tax expense of $(1,400)					2,353		2,353
Mark to market adjustment of highly effective hedges, net of tax expense of $460					(755)		(755)
Mark to market adjustment of investments classified as held-for-sale, net of tax expense of $ 2					3		3
Total comprehensive (loss)			(6,238)		1,601		(4,637)
Dividends declared			(3,186)				(3,186)
Purchase of 1,334,037 shares of treasury stock				(15,433)			(15,433)
Issuance of common stock and restricted stock units		815		20			835
Unearned compensation		(73)				73	—
Transition adjustments to adopt recognition of retirement plan liabilities, net of income taxes of $(132)					222		222
Balance as of December 31, 2006	$484	$362,236	$(15,104)	$(137,366)	$(10,407)	$—	$199,843
Beginning of year adoption of new accounting pronouncements:
Effect of adoption of measurement date change for pension and post retirement benefits, net of deferred income taxes of $214 and $(3,042), respectively			(302)		4,283		3,981
Effect of adoption of accounting for income tax uncertainties			(3,868)				(3,868)
Balance as of January 1, 2007 after adoption of new accounting pronouncements	$484	$362,236	$(19,274)	$(137,366)	$(6,124)	$—	$199,956

(In thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders’ Equity
Comprehensive loss:
Net loss			(102,545)				(102,545)
Adjustment to funded status of pension and post-retirement plans, net of deferred taxes of $(973)					1,213		1,213
Adjustment of pension and post-retirement plans, net of deferred income taxes of $(182)					232		232
Mark-to-market adjustment of highly effective hedges, net of deferred taxes of $6,310					(8,222)		(8,222)
Gain on sale of derivative, net of deferred income taxes of $(1,668)					2,081		2,081
Amortization of deferred gain on sale of derivative, net of deferred income taxes of $263					(329)		(329)
Reclassification to income, net of deferred income taxes of $2					(3)		(3)
Total comprehensive loss			(102,545)		(5,028)		(107,573)
Dividends declared			(2,364)				(2,364)
Share-based compensation		1,091					1,091
Issuance of shares from treasury		(3,398)		3,398			—
Balance as of December 30, 2007	$484	$359,929	$(124,183)	$(133,968)	$(11,152)	$—	$91,110

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) Fiscal year ended	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Cash flows from operating activities:
Net (loss) income	$(102,545)	$(6,238)	$46,868
Less: (Loss) income from discontinued operations, net of income taxes	(86)	3,456	4,476
Less: Gain on sales of discontinued operations, net of income taxes	27,660	—	—
(Loss) income from continuing operations	(130,119)	(9,694)	42,392
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Write-down of goodwill and intangible assets	181,300	36,072	—
Provision for losses on accounts receivable	3,848	2,762	4,434
Depreciation and amortization expense	19,534	18,091	17,779
Noncash compensation	1,041	714	538
Noncash interest expense	970	994	1,438
Write-off of debt issuance costs	1,642	5,662	—
(Gain) loss on sales of assets	(2,194)	237	(60)
(Benefit) provision for deferred income taxes	(19,208)	13,307	19,659
Other adjustments	(440)	1,094	—
Changes in operating assets and liabilities:
Proceeds from sale of derivatives	3,749	—	—
Increase in accounts receivable	(990)	(1,108)	(1,713)
(Decrease) increase in income taxes payable	(9,931)	168	44
Increase (decrease) in accrued expenses	8,199	545	(7,000)
Increase (decrease) in other operating assets and liabilities, net	(2,878)	(1,310)	3,691
Net cash provided by operating activities of continuing operations	54,523	67,534	81,202
Net cash (used in) provided by operating activities of discontinued operations	(23)	7,633	6,598
Net cash provided by operating activities	54,500	75,167	87,800
Cash flows from investing activities:
Capital expenditures	(26,398)	(30,761)	(15,654)
Net proceeds from sale of property, plant and equipment	4,457	248	588
Purchases of businesses, net of cash acquired	—	(2,942)	(13,528)
Net cash (used in) investing activities of continuing operations	(21,941)	(33,455)	(28,594)
Net cash provided by (used in) investing activities of discontinued operations	78,838	(1,146)	(679)
Net cash provided by (used in) investing activities	56,897	(34,601)	(29,273)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	755,500	—
Extinguishment of prior long-term debt	—	(755,500)	—
Debt issuance fees	(2,580)	(2,431)	—
Repayments of long-term debt	(62,500)	(7,500)	—
Borrowings from revolving credit facility	132,100	90,100	86,900
Repayments of revolving credit facility	(175,000)	(100,600)	(117,000)
Dividends paid	(3,133)	(3,182)	(826)
Exercise of stock options for common stock	—	—	496
Treasury stock purchases	—	(15,433)	(27,690)
Net cash used in financing activities	(111,113)	(39,046)	(58,120)
Increase in cash and cash equivalents	284	1,520	407
Cash and cash equivalents, beginning of year	3,930	2,410	2,003
Cash and cash equivalents, end of year	$4,214	$3,930	$2,410
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$43,201	$44,753	$35,494
Income taxes	$7,098	$2,916	$9,338
Cash received from income tax refunds	$6,087	$—	$—

See accompanying notes to consolidated financial statements.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

The accompanying consolidated financial statements include Journal Register Company (‘‘JRC’’) and all of its wholly-owned subsidiaries (the ‘‘Company’’). The Company primarily publishes, in print and online, daily and non-daily newspapers serving markets in Philadelphia and its surrounding areas, Michigan, Connecticut, the Greater Cleveland area of Ohio, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania and owns JobsInTheUS, a network of 20 employment Web sites (‘‘JIUS’’).

2.    Summary of Significant Accounting Policies

Financial Statement Presentation

The Company’s financial statements are prepared on a fiscal year basis. The Company’s fiscal year ends on the Sunday closest to the end of the calendar year. The Company’s 2007 fiscal year ended on December 30, 2007 and encompassed a 52-week period. The Company’s 2006 and 2005 fiscal years encompassed 53-week and 52-week periods, respectively, which ended on December 31 and December 25, respectively.

The consolidated financial statements include the accounts of JRC and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the 2007 presentation.

Discontinued operations presented in the consolidated financial statements reflect the results of operations, the associated cash flows, and assets and liabilities of the New England newspaper properties sold in February 2007 (see note 15). Results of discontinued operations include an allocation of interest based on a ratio of net assets of the discontinued operations to the total consolidated net assets.

The Company’s primary business is the publication of newspapers in print and online. The Company aggregates its newspaper operations into a single reportable segment because each has similar economic characteristics, products, customers and distribution methods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, investments, remaining useful lives of long-lived assets, impairment of goodwill and other long-lived assets, income taxes, self-insurance, pensions and other post-retirement benefits, as well as contingencies and litigation. The Company bases its judgments about estimates concerning the carrying values of assets and liabilities and disclosure of contingent matters on historical experience, actuarial studies and on other assumptions that are believed to be reasonable and appropriate under the circumstances. Actual results may differ from these estimates. The estimates used in deriving the implied fair value of goodwill and fair value of other intangible assets are dependent upon achieving certain financial results. The inability of the Company to attain the forecasted revenue and cost expectations could result in the recognition of future impairment loss in the near term.

The Company follows certain accounting policies in the preparation of its consolidated financial statements. The Company considers policies related to: revenue recognition; the assessment of the recoverability or impairment of its long-lived assets, including goodwill and other intangible assets; pension and retiree medical benefits plans; and income taxes to be critical accounting policies. All of these critical policies require the use of management’s judgment and, for some, are predicated on significant assumptions about future events. Accounting for goodwill and other long-lived assets requires estimates which are based, in part, on such factors as future cash flows and present value techniques. Accounting for pension and retiree medical benefits requires the use of various estimates concerning the work force, interest rates, plan investment return, and involves the use of advice from consulting actuaries. The

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies   (continued)

Company’s accounting for income taxes is sensitive to interpretation of various laws and regulations, and to the Company’s determination as to the utilization of net operating loss carry forwards available to offset the Company’s future consolidated taxable income. The following summarizes these critical accounting policies and other significant accounting policies used in the preparation of the Company’s consolidated financial statements.

Concentration of Risks

In 2007, no single customer accounted for more than one percent of total revenues or two percent of accounts receivable. Approximately 17.0 percent of the Company’s employees were employed under collective bargaining agreements at December 30, 2007. The Company anticipates that collective bargaining agreements at eight newspapers, representing approximately 47 percent of the employees covered by collective bargaining agreements, will be renegotiated in 2008.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company from its customers and advertisers through normal business activities. Accounts receivable are recorded at invoiced amounts, and generally do not bear interest or require collateral. Allowances for doubtful accounts provide for the estimated loss from the inability to collect required payments from customers. The Company uses historical collection experience as well as current market information in determining this estimate. The Company determines the status of customer payments based on days past due the normal trade terms or contractual terms. The Company writes-off accounts receivable, which are deemed uncollectible after all collection efforts are exhausted, on a specific identification basis. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. Credit losses have generally been within management’s expectations.

Inventories

Inventories, consisting of newsprint, ink and supplies, are stated at the lower of cost (primarily on the first-in, first-out method) or market.

Property, Plant and Equipment, and Depreciation

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

Buildings and improvements	10 to 30 years
Presses	25 to 30 years
Machinery and equipment	3 to 20 years

The Company reviews the recoverability of property, plant and equipment whenever events and circumstances indicate that the carrying amount may not be recoverable. Impairment losses are only

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies   (continued)

recognized when the carrying amount of the asset or asset group is not recoverable. Recoverability is determined when the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset, if any, are less than the carrying value of the asset. If it is determined that the carrying amount is not recoverable, an impairment loss is measured through use of estimates for future market growth, forecasted revenue and costs, remaining useful life and appropriate discount rates. The carrying amount of the long-lived asset is reduced by the difference between the carrying amount and estimated fair value, less disposition costs, with a corresponding charge to operating expenses.

Goodwill and Other Intangible Assets

Intangible assets recorded in connection with the acquisition of publications or businesses generally consist of the values assigned to subscriber and advertiser relationships, mastheads, non-competition covenants and the excess of the cost over the fair value of identifiable net assets of the publications or businesses acquired (more commonly referred to as goodwill).

Intangible assets, excluding goodwill and mastheads, are being amortized using the straight-line method over a period of their estimated useful life (generally 3 to 15 years). These assets are tested for impairment only when the Company has determined that potential impairment indicators are present. If these indicators are present, the Company determines if the estimated undiscounted cash flows generated by the primary long-lived asset group exceed the carrying value of the remaining life of the primary asset group including identifiable intangible assets. If not, an impairment loss would be recognized to the extent the discounted cash flows are less than the carrying amount of the asset group.

Goodwill and mastheads are not amortized but are tested for impairment either annually or more frequently, if required. For purposes of accounting for the Company’s indefinite-lived intangibles, the Company has established reporting units at a level below the operating segment level. These reporting units consist principally of the aggregated newspaper print and online operations within five regional groups and the JIUS business. The impairment test determines the fair value of the reporting units primarily based on the estimated future cash flows expected to be generated by the reporting units. A goodwill impairment loss is recognized when the estimated discounted cash flows are less than the carrying value of the reporting unit. Similarly, an impairment loss is recognized when the estimated fair value of mastheads is less than the carrying value of the mastheads. These approaches, along with the recovery approach for finite-lived intangible assets, uses estimates for future market growth, forecasted revenues and costs and selected discount rates. Changes to these estimates, including the inability to attain forecasted revenue and cost expectations, could result in the recognition of a future impairment loss (See Note 4).

Investments

Investments in non-public businesses in which the Company does not have control or does not exert significant influence are carried at cost. Gains and losses resulting from periodic evaluations of the carrying value of these investments are included as a non-operating expense.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the currently enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded against deferred tax assets when realization is not considered to be more-likely-than-not. Interest and penalties on tax positions are recognized as a component of tax expense.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies   (continued)

The Company takes various positions regarding deductions and income reported for tax purposes within its federal and state income tax returns. All of these positions are recognized through the tax provision of the financial statements based on a more-likely-than-not criterion that the relevant tax authority would sustain the tax position. For all positions assessed as more-likely-than-not to be sustainable, the amount recognized is based on relative probabilities of the amount allowed by the tax authorities. If the Company expects that the position will not be more-likely-than-not to be sustained by the tax authority, the Company does not recognize any of the benefit in the consolidated financial statements; accordingly, it reports a liability and, if applicable, interest and penalties are accrued on this position based on existing statutes. If these unrecognized positions are settled or agreed to by the tax authority, the position is recognized in the consolidated financial statements at the time that the decision is reached with the tax authority or the tax year is closed to further adjustment.

Revenue Recognition

Revenue is earned from the sale of advertising, circulation and commercial printing. Advertising revenues are recognized, net of agency discounts, in the period when advertising is printed in the Company’s publications or placed on the Company’s Web sites. Circulation revenues, net of discounts, are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Amounts charged for the Company’s newspapers vary and depend on the type of sale, such as subscription or single copy and distributor arrangements. Commercial print revenue is recognized when the job is delivered to the customer.

Retirement Plans

Pension costs under the Company’s retirement plans are actuarially determined. The Company’s policy is to fund costs accrued under the qualified defined benefit and defined contribution pension plans. The Company recognizes the cost of post retirement medical benefits on an accrual basis over the working lives of employees expected to receive such benefits.

Accounting for Share-Based Payments

The Company adopted Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123(R) Accounting for Share-Based Payment (‘‘SFAS 123(R)’’), as of the beginning of fiscal 2006 using the modified prospective method. This statement addressed the accounting for share-based payment transactions and requires all share-based payment to employees, including grants of employee stock options, to be recognized in the financial statements at their fair values. It requires that share based payments be accounted for using a fair value based method to recognize compensation expense. The Company uses the Black-Scholes option pricing model for the determination of an option’s fair value. SFAS 123(R) also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as was required under previous accounting pronouncements.

There was no effect on income before continuing operations, income before taxes, net income, cash flow from operations, cash flow from financing activities and on basic and diluted earnings per share upon the adoption of SFAS 123(R) in 2006. The standard requires that pro forma disclosures of the impact on net income be presented for years prior to 2006 in which there were unvested options.

Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation as prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (‘‘APB 25’’), and related interpretations in accounting for its stock-based employee compensation. Under APB 25, no compensation expense was recognized because the exercise price of employee stock options equaled the market price of the underlying stock on the date of the grant.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies   (continued)

On October 27, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all unvested outstanding stock options to October 27, 2005. In total, the vesting of 1,445,960 outstanding stock options was accelerated. These stock options were awarded under the Company’s 1997 Stock Incentive Plan (Amended and Restated). All other terms and conditions of such outstanding stock options remain applicable.

Derivative Risk Management Policy and Strategy

In accordance with the requirements of the Credit Agreement (see Note 8), the Company is required to maintain certain Interest Rate Protection Agreements (‘‘IRPAs’’) on a portion of its debt, in order to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates on the outstanding debt. The minimum requirement varies depending on the Company’s Total Leverage Ratio, as defined in the Credit Agreement. From time to time, the Company may enter into additional IRPAs for nominal amounts on the outstanding debt that will, at a minimum, meet the requirements of the Credit Agreement. Each IRPA is designated for all or a portion of the principal balance and term of a specific debt obligation.

SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138, specifies the accounting and disclosure requirements for interest rate derivatives. In accordance with these pronouncements, all effective hedges, as defined, are recorded as an asset or liability with a corresponding offset to Other Comprehensive Income (‘‘OCI’’) in the equity section of the balance sheet. Any ineffective portion of a hedging instrument or trading derivative is recorded as an asset or liability with a corresponding charge or credit to the income statement.

Amounts in Accumulated OCI (‘‘AOCI’’) are reclassified into earnings in the same period in which the hedged transactions affect earnings. In the event of the early extinguishment of a designated debt obligation, any unrealized gain or loss included in AOCI is recognized in the income statement coincident with the extinguishment. For hedges which are sold prior to the maturity of the underlying debt instrument, gains and losses are deferred, as a component of AOCI, and amortized over the remaining term of the original hedge instrument. The Company considers its current IRPAs to be highly effective cash flow hedges. The Company measures the effectiveness of each IRPA quarterly.

The cash flows from these derivative financial instruments are classified as cash flow from operating activities in the Consolidated Statements of Cash Flows.

Self-Insurance

The Company is self-insured for a portion of its insurable risks, including workers’ compensation, employee medical benefits, and general liability. The Company analyzes its claims experience and other information provided by the Company’s administrators to determine an adequate liability for self-insured claims, for both reported and incurred but not reported claims.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments. Additionally, the estimated fair value of the long-term debt approximates its carrying value.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’), which permits all entities to choose, at specified election dates, to measure eligible items at fair value that currently are not measured at fair value. Any business entity electing to measure eligible items at fair value would report unrealized gains and losses in earnings in subsequent periods and all up front costs and fees related to the fair value item are to be recognized in earnings as incurred and not deferred. The option is applied instrument by instrument with certain exceptions, is irrevocable, and applied to the entire financial instrument. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is applied prospectively with the exception that a business entity may elect to value existing eligible items and shall report the effect of this re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected not to adopt the optional treatment afforded by SFAS 159.

On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (‘‘SFAS 141(R)’’) and SFAS No.160 Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (‘‘SFAS 160’’). SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interest, which will be re-characterized as non-controlling interests and classified as a component of equity. The Company is currently assessing both of these statements and has not determined the impact, if any, on its financial position, results of operations or cash flows. It should be noted that early adoption is prohibited for both of these statements.

3.    Property, Plant and Equipment

The Company’s property, plant and equipment as of December 30, 2007 and December 31, 2006 was comprised of the following:

(In thousands)	2007	2006
Land	$13,640	$13,647
Buildings and improvements	104,349	99,876
Machinery and equipment	203,832	181,131
Construction in progress	1,280	14,386
Total cost	323,101	309,040
Less: accumulated depreciation	(156,357)	(147,166)
Net property, plant and equipment	$166,744	$161,874

Depreciation expense related to property, plant and equipment was $18.6 million, $16.5 million and $15.8 million in fiscal years 2007, 2006 and 2005, respectively.

The Company reports gains and losses on sales of property, plant and equipment as a component of other income (expense), net within its Consolidated Statements of Operations and has recognized a $2.3 million gain in fiscal year 2007, a $0.3 million loss in fiscal year 2006 and a $0.7 million gain in fiscal year 2005. Fiscal year 2007 primarily reflects a $2.6 million gain on the Company’s sale of its Middletown, CT building.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Goodwill and Other Intangible Assets

Goodwill

Goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed, at least annually, for impairment. The Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets as of the first day of the fourth quarter of each of the fiscal years 2007, 2006 and 2005. These tests resulted in aggregate impairment charges of $181.3 million and $33.7 million in 2007 and 2006, respectively. There was no impairment charge in 2005.

In 2007, the Company applied a variety of valuation techniques in determining the fair value of its reporting units, consisting of a combination of market and income approaches. These approaches used comparable sales transactions, assumptions about the growth of the businesses over the next six years and a terminal growth rate. Future cash flows were discounted using an appropriate weighted average cost of capital. In determining the weighted average cost of capital, risk factors were assigned for the industry, enterprise size and Company specific risks. Results were weighted as deemed appropriate for each reporting unit in order to arrive at an estimated fair value.  The results of the testing indicated that the Michigan reporting unit had a significant short fall of fair value compared to its carrying amount.

The next step was to allocate the fair value to the assets of the reporting unit in a hypothetical purchase transaction. The fair values of the identifiable intangible assets were determined using acceptable valuation techniques applied to projected revenue streams for the reporting unit. The annual impairment tests resulted in an aggregate goodwill write-down of $113.8 million.

The changes in the carrying amount of goodwill during fiscal years 2007 and 2006 are as follows:

(In thousands)	Dec. 30, 2007	Dec. 31, 2006
Beginning balance	$726,897	$757,780
Goodwill acquired during year	—	3,388
Goodwill write-down	(113,800)	(33,660)
Finalization of purchase accounting	—	(611)
Ending balance	$613,097	$726,897

Intangible Assets

The following table displays intangible assets subject to amortization and intangible assets not subject to amortization at December 30, 2007 and December 31, 2006:

	2007			2006
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer and subscriber lists	$9,477	$(9,280)	$197	$9,476	$(8,678)	$798
Non-compete covenants	3,653	(2,675)	978	3,653	(2,370)	1,283
Debt issuance costs	5,460	(98)	5,362	6,267	(873)	5,394
Total	18,590	(12,053)	6,537	19,396	(11,921)	7,475
Intangible assets not subject to amortization:
Mastheads	69,875	—	69,875	137,375	—	137,375
Total other intangible assets	$88,465	$(12,053)	$76,412	$156,771	$(11,921)	$144,850

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Goodwill and Other Intangible Assets   (continued)

Changes in the debt issuance costs during fiscal years 2007 and 2006 are as follows:

(In thousands)	2007	2006
Beginning balance	$5,394	$9,620
Write-off of existing debt issuance cost	(1,642)	(4,750)
Cost associated with modified credit agreement	2,580	1,518
Annual amortization	(970)	(994)
Ending balance	$5,362	$5,394

Changes in the carrying value of mastheads during fiscal years 2007 and 2006 are as follows:

(In thousands)	2007	2006
Beginning balance	$137,375	$137,375
Write-down of carrying value	(67,500)	—
Ending balance	$69,875	$137,375

Amortization expense for finite-lived intangibles for fiscal years 2007, 2006 and 2005 is as follows:

(In thousands)	2007	2006	2005
Debt issuance costs	$970	$994	$1,438
Finite-lived intangible assets	906	1,577	1,960
Total amortization	$1,876	$2,571	$3,398

The amortization expense related to capitalized debt issuance cost is included with interest expense on the Consolidated Statements of Operations and noncash interest expense on the Consolidated Statements of Cash Flows.

Estimated amortization expense, including amounts charged to interest expense related to debt issuance costs, for each of the five succeeding fiscal years for identifiable intangible assets is as follows:

(In thousands)	Debt Issuance Cost	Other Finite-Lived Intangibles	Total
2008	$1,170	$399	$1,569
2009	1,170	361	1,531
2010	1,170	231	1,401
2011	1,170	167	1,337
2012	682	17	699

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Other Non-Current Assets

Other non-current assets as of December 30, 2007 and December 31, 2006 were comprised of the following:

(In thousands)	2007	2006
Net pension assets	$3,401	$—
Fair market value of hedges	—	5,974
Assets-held-for-sale	862	290
Other assets	753	987
Total other non-current assets	$5,016	$7,251

In the fourth quarter of 2006, the Company wrote down its entire investment in PowerOne Media LLC (‘‘PowerOne’’), inclusive of goodwill, resulting in a charge of $2.4 million, $2.1 million of investment carrying value and $0.3 million of goodwill. The Company recorded advertising revenue from PowerOne of approximately $1.8 million and $3.3 million in fiscal years 2006 and 2005, respectively.

6.    Accrued Expenses

Accrued expenses as of December 30, 2007 and December 31, 2006 consisted of the following:

(In thousands)	2007	2006
Dividends payable	$44	$813
Current portion of capital leases	500	431
Income taxes payable	1,529	—
Accrued interest	6,900	6,409
Accrued salaries and benefits	9,349	9,675
Self-insurance accrual	7,912	6,600
Other accrued expenses	11,454	6,422
Total accrued expenses	$37,688	$30,350

7.    Other Current Liabilities

Other current liabilities as of December 30, 2007 and December 31, 2006 consisted of the following:

(In thousands)	2007	2006
Current liabilities under separation agreements	$5,187	$3,043
Current post-retirement benefit plan liability	472	419
Other deferred revenue	1,655	1,421
Other	3,521	2,962
Total other current liabilities	$10,835	$7,845

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Long-Term Debt and Interest Rate Derivatives

The Company’s long-term debt as of December 30, 2007 and December 31, 2006 was comprised of the following:

(In thousands)	2007	2006
Term Loan A	$555,000	$617,500
Revolving Credit Facility	69,800	112,700
Total long-term debt	624,800	730,200
Less: current portion	—	22,500
Total long-term debt, less current portion	$624,800	$707,700

On December 6, 2007, the Company amended the Amended and Restated Credit Agreement, dated January 25, 2006 (the ‘‘Credit Agreement’’) by and among the Company, JP Morgan Chase Bank, as administrative agent, and the other syndicated lenders, pursuant to Amendment No. 1 to the Credit Agreement (the ‘‘Amendment’’). The Credit Agreement together with the Amendment is referred to as the Amended Credit Agreement. The terms of the Amendment were effective as of December 7, 2007. Primary among the changes made by the Amendment was the reduction in the total amount available under the secured revolving credit facility from $375 million to $200 million and a reduction in the incremental facility from $500 million to $250 million. The total leverage ratio and the interest coverage ratio were changed to less restrictive terms. Additionally, the base interest rate on the debt was increased by 125 basis points, from a base rate of 125 basis points to 250 basis points. The commitment fee on the unused portion of the revolving credit was increased to 50 basis points from 37.5 basis points. In connection with the modification of the secured revolving credit agreement under the Amendment, the Company wrote off approximately $1.6 million of existing deferred debt issuance cost. The $2.6 million cost of the Amendment was deferred and will be amortized over the remaining term of the debt.

Previously, on January 25, 2006, the Company, amended and restated its existing credit agreement, dated August 12, 2004, (the ‘‘2004 Credit Agreement’’) by and among the Company, JPMorgan Chase Bank, as administrative agent, and other syndicated lenders, pursuant to the Credit Agreement. On January 25, 2006, the Company borrowed $625 million of Term Loan A and $130.5 million in revolving credit loans. These borrowings were used to repay term loans and revolving credit loans outstanding under the 2004 Credit Agreement, to pay fees and expenses in connection with the Credit Agreement, and for general corporate purposes. The Credit Agreement eliminated Term Loan B. In connection with this refinancing, the Company wrote off approximately $4.8 million of deferred loan costs associated with the Previous Credit Agreement and expensed $0.9 million of cost associated with the new term loan.

The Credit Agreement provides for (i) a secured term-loan facility (‘‘Term Loan A’’) and (ii) a secured revolving credit facility (the ‘‘Revolving Credit Facility’’). The Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the ‘‘Incremental Facility’’), as permitted by the administrative agent, to be repaid under conditions provided for in the Credit Agreement. The lenders have no obligation to make additional loans to the Company under the incremental loan facility, but may enter into these commitments at their sole discretion. To date, the Company has not drawn down on the Incremental Facility.

As of December 30, 2007, $68 million was available under the Revolving Credit Facility based on the terms of the Amended Credit Agreement (including $9.1 million in outstanding letters of credit issued under the Credit Agreement).

Amounts outstanding under the Credit Agreement bear interest at either (i) 250 basis points to 275 basis points above LIBOR (as defined in the Amendment) or (ii) 150 basis points to 175 basis points above the higher of (a) the Prime Rate (as defined in the Amendment) or (b) 50 basis points above the Federal Funds Rate (as defined in the Amendment). The interest rate spreads (‘‘the applicable margins’’) are dependent upon the ratio of the Company’s debt to the Company’s trailing four quarters cash flow (as

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Long-Term Debt and Interest Rate Derivatives   (continued)

defined in the Amendment) and are reduced or increased as such ratio declines or increases, respectively. Prior to the effective date of the Amendment, amounts outstanding with a LIBOR base rate bore interest at a 125 basis points to 50 basis points above the reference rate. The borrowings outstanding at December 30, 2007 under the Credit Agreement bore interest at either various LIBOR rates (determined daily) plus 250 basis points or the Prime Rate plus 150 basis points (also see the interest rate derivative section of this footnote).

A commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a fixed 50 basis points beginning on the effective date of the Amendment. Prior to the Amendment’s effective date the commitment fee was based on percentage that varied from 37.5 basis points to 25 basis points based on the quarterly calculation of a specified leverage ratio.

The Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and with specified percentages of excess cash flow (all as defined in the Credit Agreement). In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries as specified. At anytime, the Company may prepay borrowings without premium or penalty in accordance with the provisions of the Credit Agreement, which limit any optional prepayment to the next twelve months of future maturities.

The Amended Credit Agreement prohibits the payment of dividends and repurchase of the Company’s common stock and requires the Company to maintain specified financial ratios, and subjects it to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental Company changes (such as mergers and dispositions of assets), and to undertake certain capital expenditures. As of December 30, 2007, the Company was in compliance with the financial covenants contained in the Amended Credit Agreement. The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets as collateral for the borrowings.

The principal amount of Term Loan A is payable in quarterly installments which commenced in December, 2006 and ends with a payment of $340 million on August 12, 2012. Through the end of fiscal 2007, the Company made all required installment payments and made optional prepayments of the maturities through fiscal 2008. Interest and commitment fees are payable quarterly or at the end of selected interest periods.

The aggregate fiscal year maturities of Term Loan A at December 30, 2007 are as follows (in thousands):

2008	$—
2009	50,000
2010	60,000
2011	60,000
2012	385,000
Total	$555,000

The availability of $200 million of the Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. Upon expiration of the Revolving Credit Facility, the Company is required to repay or refinance the amounts due to the lenders at that time.

Subsequent Event

On January 8, 2008, the Company made an optional prepayment of the next available quarterly installment of Term Loan A amounting to $12.5 million deferring its next debt installment payment until March 31, 2009.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Long-Term Debt and Interest Rate Derivatives   (continued)

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

Interest Rate Collars.    Pursuant to the requirements of the Credit Agreement, the Company entered into certain interest rate hedges (‘‘Collars’’) that establish a base interest rate ceiling (‘‘CAP’’) and a base interest rate floor (‘‘floor’’) at no initial cost to the Company. In the event 90-day LIBOR exceeds the CAP, the Company will receive cash from the issuers to compensate for the rate in excess of the CAP. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount as set forth below. As of December 30, 2007, the aggregate notional amount of outstanding Collars in effect was $175 million.

The following table summarizes the Company’s existing Collars and contracts for Collars including those that have an effective date occurring in the future, in each case at December 30, 2007:

Effective Date	Cap (%)	Floor (%)	Notional Amount	Term
July 24, 2006	6.00	4.75	$25 million	5.00 years
August 21, 2006	6.00	4.70	$25 million	5.00 years
August 21, 2006	6.00	4.71	$25 million	5.00 years
January 29, 2007	6.00	3.39	$50 million	2.75 years
January 29, 2007	6.00	3.39	$50 million	2.75 years

Interest Rate Swaps.    Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of December 30, 2007, the aggregate notional amount of outstanding swaps in effect was $265 million.

The following table summarizes the Company’s existing Swaps as of December 30, 2007:

Effective Date	Fixed Rate (%)	Notional Amount	Term
July 24, 2006	5.33	$75 million	5.00 years
October 1, 2007	4.88	$12.5 million	0.75 years
October 1, 2007	4.77	$27.5 million	1.00 years
October 1, 2007	4.75	$100 million	2.00 years
December 3, 2007	4.50	$50 million	4.00 years

Under SFAS 133, as amended, the fair market value of derivatives is reported as an adjustment to AOCI. The IRPAs were highly effective in hedging the changes in cash flows related to the debt obligation during the fiscal years ended December 30, 2007 and December 31, 2006. A net loss of approximately $6.5 million (net of deferred taxes of $4.9 million) was reported in OCI during 2007 and a net loss of approximately $0.8 million (net of $0.5 million of deferred taxes) during 2006.

The fair market value of the derivatives is reflective of the price that a third party would be willing to pay or receive in an arm’s length transaction and includes adjustments to mark-to-market changes in the related interest rates. During the year ended December 30, 2007, the fair value of the IRPAs

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Long-Term Debt and Interest Rate Derivatives   (continued)

decreased by $14.5 million to a net liability of $8.6 million. In comparison, the fair value of the Company’s hedges during the year ended December 31, 2006, increased by $1.2 million to a net asset of $6.0 million.

During the third quarter, the Company sold two of its designated hedge financial instruments for a gain of $2.1 million (net of $1.6 million of income taxes). This gain has been deferred as a component of accumulated other comprehensive income and will be amortized over 28 months, the remaining term of the original hedged cash flows. The results for the year reflect amortization of $0.6 million of the gain as an offset against interest expense. The proceeds of $3.7 million from the sale of these designated hedges are included in cash flows from operations.

The Company’s weighted average effective interest rate was approximately 6.5 percent, 5.9 percent and 5.0 percent for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

The following table shows components of interest expense, net included in the accompanying consolidated statements of operations for the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005:

(In thousands)	2007	2006	2005
Interest incurred on debt	$45,189	$46,817	$35,119
IRPA (benefit) expense	(2,978)	(4,145)	959
Amortization of debt issuance costs	970	994	1,438
Amortization of deferred gain on sale of derivatives	(592)	—	—
Capitalized interest	(465)	(247)	—
Other interest and fees	1,481	999	984
Interest expense, net	$43,605	$44,418	$38,500

9.    Other Non-Current Liabilities

Other non-current liabilities as of December 30, 2007 and December 31, 2006 consisted of the following:

(In thousands)	2007	2006
Long-term income taxes payable	$19,420	$17,776
Fair market value of hedges	8,558	—
Post-retirement medical benefits	4,440	4,437
Capital lease obligations, net of current maturities	3,080	3,465
Deferred rent	1,127	1,097
Retirement pension plan	—	7,586
Other	4,473	4,583
Total other non-current liabilities	$41,098	$38,944

10.    Share Based Payments

Stock Incentive Plan

During 1997, the Company’s Board of Directors (the ‘‘Board’’) adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Incentive Plan (the ‘‘1997 Plan’’). On May 2, 2007, the Company’s stockholders approved amendments to the 1997 Plan extending it for a ten year period which expires on May 2, 2017. Additionally, other provisions were changed to conform to the Company’s current

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Share Based Payments   (continued)

practices and current tax law. The amendments did not change the number of shares authorized to be issued under the 1997 Plan. The 1997 Plan, as amended, authorizes grants of up to 7,383,750 shares of common stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of common stock; and (iii) stock units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate. Options and other awards granted under the plan will remain in effect after the plan has terminated in accordance with their respective terms.

Incentive Stock Options

Incentive stock options are granted at exercise prices equal to no less than fair market value of the common stock on the date of grant. The exercise price per share of common stock underlying all other non-statutory stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time the stock options are fully vested. Upon vesting, options may be exercised at the discretion of the holder at any time until the option expires, which is generally ten years after issuance. On November 30, 2007, the Company made a grant of 250,000 shares to its new Chairman and CEO. This grant vests evenly over two years and expires in five years.

On October 27, 2005, the Company amended certain option award agreements to accelerate vesting of approximately 1.4 million options for which the exercise price was above the then current market price. An immaterial compensation charge was recognized for the portion of such accelerated options, which were unvested ‘‘in the money’’ options.

The following table illustrates the effect on net income after tax and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) to stock-based compensation for fiscal year 2005:

(In thousands, except per share amounts) Fiscal year ended	Dec. 25, 2005
Net income, as reported	$46,868
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	305
Deduct: Total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(4,853)
Pro forma net income	$42,320
Net income per share:
As reported:
Basic	$1.13
Diluted	$1.12
Pro forma:
Basic	$1.02
Diluted	$1.01

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. The assumptions used for inputs for volatility, expected term and dividend yield are derived from the historical data of the Company’s common stock. Assumptions for the risk free

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Share Based Payments   (continued)

interest rate are derived from the appropriate yields on United States Treasury securities and the expected life of options is derived from historical employee option activity.

The following table shows assumptions used in computing fair values of options granted during fiscal years 2007 and 2005. There were no options granted during 2006.

	2007	2005
Weighted average risk free interest rate	3.39%	4.10%
Expected annualized volatility	55.10%	14.00%
Dividend yield	—	—
Expected life of option	5 years	7 years

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

The following table summarizes the Company’s stock option activity for the fiscal years presented:

	Dec. 30, 2007		Dec. 31, 2006		Dec. 25, 2005
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding – beginning of year	5,111,829	$18.31	5,218,660	$18.31	5,010,285	$18.43
Granted	250,000	2.20	—	—	402,400	16.95
Exercised	—	—	—	—	29,030	15.14
Forfeited and expired	1,073,926	19.70	106,831	18.43	164,995	19.07
Outstanding – end of year	4,287,903	$17.02	5,111,829	$18.31	5,218,660	$18.31
Exercisable at end of year	4,037,903	$17.94	5,111,829	$18.31	5,217,160	$18.31
Weighted-average fair value of options granted during the year	$1.04	—	—	—	$4.98	—

Further information about stock options outstanding at December 30, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.20	250,000	4.9	$2.20	—	$—
$14.01 – 16.00	1,658,735	2.3	15.02	1,658,735	15.02
$16.01 – 18.00	872,005	5.9	17.32	872,005	17.32
$18.01 – 20.00	321,313	6.2	19.38	321,313	19.38
$20.01 – 22.50	1,185,850	2.3	22.09	1,185,850	22.09
	4,287,903	3.4	$17.02	4,037,930	$17.94

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Share Based Payments   (continued)

Restricted Stock Units

The Company has issued restricted stock units (‘‘RSUs’’) which vest over a period of time, generally one or three years. These time-vested units result in compensation expense recognized over the vesting period. RSUs are entitled to dividends and the Company accrues dividends for all periods in which a restricted stock unit is outstanding, but still subject to vesting. In addition to the time vested RSUs, the Company has issued units which vest based on the achievement of performance milestones over a period of time, typically achievement of certain levels of earnings before interest, taxes and depreciation and amortization (‘‘EBITDA’’) within five years. The Company has assumed a 10 percent rate of forfeiture. The Company assesses the probability of the performance targets being achieved over the vesting period of the grants at each reporting period. If it is likely that the performance targets will be achieved over the vesting period, expense is recorded during the period for those shares which are likely to vest as a result of the achievement of those targets. To date, the Company has not recorded any expense for the units that may vest based on achievement of performance targets. The following table summarizes the Company’s RSU activity during the years ended December 30, 2007, December 31, 2006 and December 25, 2005 and shows the RSU date-of-grant weighted average market price:

	Dec. 30, 2007		Dec. 31, 2006		Dec. 25, 2005
	Number of RSUs	Weighted- Average Grant Share Price	Number of RSUs	Weighted- Average Grant Share Price	Number of RSUs	Weighted- Average Grant Share Price
Outstanding – beginning of year	397,750	$11.44	88,178	$17.11	60,646	$19.31
Granted	589,158	4.58	362,730	10.33	96,999	16.99
Vested	(230,402)	3.96	(30,708)	15.58	(62,852)	19.01
Forfeited and cancelled	(308,280)	9.19	(22,450)	10.22	(6,615)	17.05
Outstanding – end of year	448,226	$7.82	397,750	$11.44	88,178	$17.11

Stock Rights Plan

Effective July 17, 2001, the Company adopted a Stockholder Rights Plan and declared a dividend of one preferred share purchase right (the ‘‘Rights’’) on each outstanding share of the Company’s common stock held by stockholders of record on July 27, 2001. The Rights are exercisable if a person or group acquires 15 percent or more of the Company’s common stock, or commences a tender or exchange offer with that goal. The rights will expire on July 27, 2011.

11.    Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating basic and diluted earnings per share for the fiscal years ended:

(In thousands) Fiscal year ended	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Weighted-average shares – basic	39,174	39,479	41,429
Effect of dilutive securities:
Employee stock options	—	—	318
Weighted-average shares – diluted	39,174	39,479	41,747

The effects of stock options and restricted stock units have not been included in either the fiscal 2007 or 2006 diluted weighted average shares because their effect would be anti-dilutive on the loss per share.

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Earnings Per Common Share   (continued)

Options to purchase the Company’s common stock that were not included in the computation of the diluted earnings per share because the options’ exercise price per share was greater than the average market price of the common shares during 2005 is presented below (in thousands, except exercise prices):

Fiscal Year	Options	Exercise Price Range
2005	2,977	$17.55 to $22.50

12.    Pension and Other Post-retirement Benefit Plans

The Company maintains certain defined benefit pension plans that provide benefits for certain non-union employees. The benefits are based on years of service and employee compensation, primarily on career average pay. The Company’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using assumptions that differ from those used for financial reporting. Assets of the plans consist principally of short-term investments, annuity contracts, equity securities and corporate and U.S. Government obligations. The Company uses information as of December 31 to measure the value of pension plan assets and obligations. Certain of the Company’s subsidiaries also provide retiree health and life insurance benefits.

The fair value of the pension plan assets at the end of 2007 was approximately $111.1 million compared to $108.5 at the end of 2006. The asset allocation for Company-sponsored pension plans at the end of the 2007 and 2006 plan years, by asset category, is presented in the table below.

	Allocation of Plan Assets
	2007	2006
Equity securities	63%	77%
Fixed income securities	34	22
Cash	3	1
Total	100%	100%

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

The Company did not contribute to its pension plans in fiscal 2007 and does not expect to make a contribution in fiscal 2008. For the post-retirement health and life insurance plans, the Company contributed $395,000 in fiscal 2007 and expects to contribute approximately $487,000 in fiscal 2008.

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

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Pension and Other Post-retirement Benefit Plans   (continued)

Additionally, SFAS 158 changes the measurement date to be the end of the Company’s fiscal year. The effective date for this part of the statement is for fiscal years ending after December 15, 2008 with early adoption encouraged. The Company adopted this part of the standard at the beginning of the first quarter of 2007. The effect of adopting the change in measurement date provisions of SFAS 158 as of January 1, 2007 is shown in the following table:

(In thousands)	Before Application of SFAS 158 Measurement Date Provisions	Effect of Adoption	After Application of SFAS 158 Measurement Date Provisions
Current liabilities	$419	$—	$419
Non-current liability for post-retirement benefits	$12,020	$(7,235)	$4,785
Deferred taxes	$9,879	$(3,042)	$6,837
Accumulated other comprehensive loss	$(10,407)	$4,283	$(6,124)
Accumulated deficit	$(15,104)	$(302)	$(15,406)
Total stockholders’ equity	$199,843	$3,981	$203,824

The following table sets forth the plans’ funded status and the amount recognized in the Company’s consolidated balance sheets:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Accumulated Benefit Obligation, end of year	$106,713	$113,432	$—	$—
Change in Benefit Obligation
Benefit obligation at beginning of year	$116,033	$115,663	$4,856	$4,990
Service cost	1,644	3,051	18	25
Interest cost	8,046	6,199	325	263
Actuarial (gain) loss	(10,078)	(3,030)	207	(70)
Benefits paid	(7,968)	(5,850)	(494)	(352)
Benefit obligation at end of year	107,676	116,033	4,912	4,856
Change in Plan Assets
Fair value of plan assets at beginning of year	108,451	106,766	—	—
Actual return on plan assets	10,594	7,342	—	—
Employer contributions	—	193	494	352
Benefits paid	(7,968)	(5,850)	(494)	(352)
Fair value of plan assets at end of year	111,077	108,451	—	—
Funded Status	3,401	(7,582)	(4,912)	(4,856)
Contributions after measurement date	—	—	—	—
Net asset (liability) end of year	$3,401	$(7,582)	$(4,912)	$(4,856)
Amounts Recognized in Statement of Financial Position
Non-current asset	$3,401	$—	$—	$—
Current liabilities	—	—	(472)	(419)
Non-current liability	—	(7,582)	(4,440)	(4,437)
Net pension assets (liability), end of year	$3,401	$(7,582)	$(4,912)	$(4,856)

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Pension and Other Post-retirement Benefit Plans   (continued)

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Amounts recognized in Accumulated Other Comprehensive Income
Net actuarial (gain)/loss	$16,358	$26,781	$(2,499)	$(2,956)
Prior service (credit)/cost	3	(44)	—	—
Transition (asset)/obligation	—	—	—	—
Total	$16,361	$26,737	$(2,499)	$(2,956)
Weighted Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	6.25%	5.75%	6.25%	5.75%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The following table sets forth the components of net periodic pension cost or income and components of other comprehensive income:

	Pension Benefits			Other Benefits
(In thousands)	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost (Income)
Service cost	$900	$3,051	$2,797	$12	$25	$21
Interest cost	6,423	6,199	6,258	258	263	265
Expected return on plan assets	(9,147)	(8,563)	(8,266)	—	—	—
Amortization of:
Transition obligation	—	—	—	—	—	—
Prior service cost	(47)	(351)	(352)	—	—	(67)
Actuarial loss/(gain)	734	1,552	1,550	(261)	(392)	(487)
Net periodic benefit (income) cost	$(1,137)	$1,888	$1,987	$9	$(104)	$(268)
Components of Other Comprehensive (Income)/Expense
Net actuarial (gain) loss	$(2,385)	$—	$—	$216	$—	$—
Prior service cost (credit)	—	—	—	—	—	—
Reversal of amortization items:
Net actuarial (gain) loss	(734)	—	—	261	—	—
Prior service cost (credit)	47	—	—	—	—	—
Transition asset obligation	—	—	—	—	—	—
Decrease in intangible asset	—	—	—	—	—	—
Increase (decrease) in additional minimum liability	—	(3,753)	1,838	—	—	—
Total recognized in Other Comprehensive Income	$(3,072)	$(3,753)	$1,838	$477	$—	$—
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(4,209)	$(1,865)	$3,825	$486	$(104)	$(268)

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Pension and Other Post-retirement Benefit Plans   (continued)

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%
Expected return on plan assets	8.25%	8.25%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Estimated Future Benefit Payments
Fiscal 2008	$6,481			$487
Fiscal 2009	$6,756			$490
Fiscal 2010	$6,902			$487
Fiscal 2011	$7,137			$478
Fiscal 2012	$7,330			$463
Fiscal years 2013 - 2017	$39,248			$1,988

The following information relates only to the Company’s post-retirement health plan:

	Other Benefits
	2007	2006	2005
Assumed Health Care Cost Trend Rates at December 31
Health care cost trend rate assumed for next year (initial rate)	10.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate rate)	5.25%	5.25%	5.25%
Year that the rate reaches the ultimate rate	2013	2011	2011
Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a one percent increase on:
Total of service cost and interest cost	$16	$21	$22
Postretirement benefit obligation	$300	$344	$354
Effect of a one percent decrease on:
Total of service cost and interest cost	$(14)	$(19)	$(19)
Postretirement benefit obligation	$(265)	$(311)	$(320)

The Company also has defined contribution plans covering certain employees. Company contributions to these plans are based on a percentage of participants’ salaries and amounted to approximately $2.4 million, $1.4 million and $1.5 million in fiscal years 2007, 2006 and 2005, respectively. The Company contributes to various multi-employer union administered pension plans. Contributions to these plans amounted to approximately $607,400, $620,800 and $667,200 in fiscal years 2007, 2006 and 2005, respectively.

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

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes

The annual (benefit) provision for taxes on income from continuing operations is as follows:

(In thousands) Fiscal year ended	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Current tax (benefit) expense:
Federal	$(10,676)	$(723)	$5,152
State	(706)	1,540	2,409
Total current tax (benefit) expense	(11,382)	817	7,561
Deferred tax (benefit) expense:
Federal	(16,234)	13,043	18,008
State	(2,974)	264	1,651
Total deferred tax (benefit) expense	(19,208)	13,307	19,659
Total (benefit) provision for income taxes	$(30,590)	$14,124	$27,220

The reconciliation of income taxes computed at the U.S. federal statutory tax rate (35%) to income tax (benefit) expense, from continuing operations for the years presented, is as follows:

(In thousands) Fiscal year ended	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Tax at U.S. statutory rates	$(56,248)	$1,551	$24,364
State taxes, net of federal tax benefit	(2,392)	1,305	2,639
Reversal of tax accruals	(138)	(700)	—
Write-down of intangible asset	35,914	11,781	—
Federal and state refunds	(6,323)	—	—
State income tax law changes	(831)	—	—
Meals and entertainment	395	88	77
Other entertainment	—	243	261
Empowerment zone credit	(167)	(160)	(115)
Other	(800)	16	(6)
Total	$(30,590)	$14,124	$27,220

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes   (continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

(In thousands) Fiscal year ended	Dec. 30, 2007	Dec. 31, 2006
Deferred tax liabilities:
Property, plant and equipment	$20,235	$19,184
Intangibles	93,046	111,364
Retiree benefits	4,978	6,632
Total deferred tax liabilities	118,259	137,180
Deferred tax assets:
Federal net operating loss carry-forwards	2,842	10,616
State net operating loss carry-forwards	9,630	9,726
Other comprehensive income	6,488	7,395
Other	12,337	9,512
Total deferred tax assets	31,297	37,249
Valuation allowance	(5,945)	(5,835)
Net deferred tax assets	25,352	31,414
Net deferred tax liabilities	$92,907	$105,766
The Company accounts for income taxes on write-downs of goodwill by applying charges first to non-deductible goodwill, for which there is no tax benefit. Write-downs of remaining goodwill and other intangible assets are taxed at applicable federal and state rates.

At the date of its acquisition by the Company, 21st Century had federal net operating loss carry-forwards of approximately $73.7 million available to offset the Company’s future consolidated taxable income. Such carry-forwards expire in the years 2017 through 2023. Approximately $22.2 million, $12.4 million and $22.6 million were utilized in 2007, 2006 and 2005, respectively. The remaining $7.4 million is anticipated to be utilized in 2008 and has been recorded as a current deferred tax asset.

The Company realized state tax benefits in connection with the utilization of state net operating loss carry-forwards as follows: $0.3 million in 2007; $0.3 million in 2006; and $0.7 million in 2005. Based upon current state statutory rates, the Company has available $9.6 million of future tax benefits. However, based upon an assessment of the likelihood of the future utilization of such losses, the Company’s tax benefits were reduced by a valuation allowance of approximately $5.9 million and $6.1 million at December 30, 2007 and December 31, 2006, respectively. The state net operating loss carry-forwards expire in various years through 2026.

The Company’s valuation allowance for deferred tax assets increased by $110,000 in fiscal year 2007. In fiscal year 2007, the Company settled federal income tax audits by the Internal Revenue Service for fiscal 2000, 2001 and 2003, which resulted in the receipt of a $6.1 million refund, of which $1.0 million was attributable to interest, related to filings amended to carry back/forward a net operating loss generated in 2001.

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, (‘‘SFAS 109’’) and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes   (continued)

taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, the Company recognized a net increase related to certain state income tax obligations of $3.9 million (after federal income tax benefit) in the liability for unrecognized tax benefits through a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $29 million (before federal income tax benefit) of unrecognized tax benefits. If recognized, the Company’s income tax expense would be reduced by $20.7 million along with a corresponding reduction in the Company’s effective tax rate. During 2007, the amount of unrecognized tax benefits increased $2.2 million, the components of which are disclosed in the accompanying table.

The Company records accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. As of January 1, 2007, the Company had accrued $10 million (before federal income tax benefit) of noncash interest related to the unrecognized tax benefits. For the fiscal year ended December 30, 2007, the Company recognized additional noncash interest and penalties of $0.8 million (before federal income tax benefit) under FIN 48.

The components of changes in unrecognized tax benefits under FIN 48 are as follows:

(In thousands)	2007
Balance at January 1	$21,644
Increases related to prior year tax positions	6,926
Decreases related to prior year tax positions	(5,071)
Increases related to current year tax positions	326
Settlements	(3,886)
Lapse of statute of limitations	(519)
Balance at December 30	$19,420

The Company and its subsidiaries are subject to U.S federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. The Company is currently being audited by the Internal Revenue Service (‘‘IRS’’) for the 2004, 2005 and 2006 tax years. The statute of limitations for certain states is open from 1998 to 2006. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that federal, state and local tax examinations will be settled during the next twelve months. If any of these tax audit settlements occur within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable. On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from current audits will not have a material adverse effect on the Company’s consolidated financial statements.

The Company’s 2007 income tax positions were also impacted by changes in state tax laws. In April 2007, New York State changed its tax law (with an effective date of January 1, 2007) which required a revaluation of the existing deferred tax balances resulting in an income tax expense of approximately $1.0 million. Additionally, there was a change in Michigan State tax law, which was effective on January 1, 2008. The new legislation replaced Michigan’s Single Business Tax with a hybrid income and gross receipts tax. Under SFAS 109, as interpreted by FIN 48, the Company revalued its related deferred tax liabilities. The new Michigan deferred tax liability totaled $3.1 million (net of federal benefit), which

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes   (continued)

was entirely offset by an additional piece of legislation that provided for a deduction equal to any additional deferred tax liability resulting from the new tax. Due to the enactment of the new Michigan Business Tax, the Company reversed a $1.8 million deferred tax liability (net of federal benefit) which had been established under the prior Michigan tax law.

14.    Commitments and Contingencies

The Company leases office space, production facilities, warehouse space, and equipment under noncancellable operating leases. These leases contain several renewal options and some escalation clauses, for periods of up to five years. The Company’s future minimum lease payments under noncancellable operating leases and future minimum payments under capital lease agreements at December 30, 2007 are as follows:

(In thousands)	Capital Leases	Operating Leases
2008	$848	$4,293
2009	824	3,389
2010	814	2,681
2011	768	2,013
2012	577	1,567
Thereafter	1,495	5,727
	5,326	$19,670
Less: Amount representing interest (4.3% to 17.3%)	1,746
Present value of capital lease obligations	3,580
Less: Current portion	500
Non-current portion	$3,080

Total rent expense was approximately $5.4 million, $5.3 million and $5.2 million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

At December 30, 2007, the Company had unused outstanding letters of credit in the amount of approximately $9.1 million.

The Company is involved in certain litigation matters that have arisen in the ordinary course of business. In the opinion of management, the outcome of these legal proceedings should not have a material adverse impact on the Company’s financial position or results of operations.

15.    Acquisitions and Dispositions

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

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Acquisitions and Dispositions   (continued)

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

Dispositions

In February 2007, the Company completed the sale of its two Massachusetts group community daily newspapers to Gatehouse Media for $70 million in cash and approximately $2 million in working capital, subject to certain post-closing adjustments. The newspapers included in the sale are The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts. Additionally, the sale included five non-daily publications. Also, in February 2007, the Company completed the sale of its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale are The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield, Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. Net after-tax proceeds of the sales were used to pay down debt and for general working capital purposes.

The Company recorded an aggregate gain on the disposition of these newspaper operations, after direct costs of the transactions, of $27.7 million (net of income taxes of $17.9 million). The proceeds, net of direct costs, which totaled $78.8 million, are reported as cash provided by investing activities of discontinued operations in the accompanying consolidated statements of cash flows.

The following chart summarizes the aggregate results of the Massachusetts and Rhode Island newspaper operations for the periods presented in the accompanying financial statements:

(In thousands)	2007	2006	2005
Net revenue	$3,309	$39,595	$40,041
Cost and expenses	3,337	32,617	31,642
Operating (loss) income from discontinued operations	(28)	6,978	8,399
Allocated interest expense	113	1,172	1,003
Other expense	—	13	16
(Loss) income from discontinued operations before income taxes	(141)	5,793	7,380
(Benefit) provision for income taxes	(55)	2,337	2,904
(Loss) income from discontinued operations	$(86)	$3,456	$4,476

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Acquisitions and Dispositions   (continued)

The assets and liabilities of the New England newspaper operations included in the accompanying consolidated balance sheets, consisted of the following:

(In thousands)	2006
Assets:
Accounts receivable, net	$4,183
Inventories	309
Other current assets	566
Current assets	5,058
Property, plant and equipment, net	7,770
Goodwill and other intangibles	22,678
Total assets	$35,506
Liabilities:
Accounts payable	$184
Deferred subscription revenue	1002
Other accrued expenses	971
Current liabilities	2,157
Deferred tax liabilities	3,726
Total liabilities	$5,883

16.    Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for years ended December 30, 2007 and December 31, 2006:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007(1)
Revenues	$114,125	$120,686	$112,994	$115,410
Operating income (loss)	$14,408	$22,094	$17,610	$(172,435)
Income (loss) from continuing operations	$1,512	$5,520	$11,239	$(148,390)
Income from discontinued operations, net of income taxes(2)	27,574	—	—	—
Net income (loss)	$29,086	$5,520	$11,239	$(148,390)
Basic earnings per share:
Income (loss) from continuing operations	$0.04	$0.14	$0.29	$(3.78)
Income from discontinued operations, net of income taxes(2)	0.70	—	—	—
Net income (loss) per share	$0.74	$0.14	$0.29	$(3.78)
Diluted earnings per share:
Income (loss) from continuing operations	$0.04	$0.14	$0.28	$(3.78)
Income from discontinued operations, net of income taxes(2)	0.70	—	—	—
Net income (loss) per share	$0.74	$0.14	$0.28	$(3.78)

JOURNAL REGISTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Quarterly Results of Operations (unaudited)   (continued)

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006(1)
Revenues	$120,291	$131,837	$122,034	$131,903
Operating income (loss)	$18,495	$24,728	$21,496	$(7,848)
Income (loss) from continuing operations	$1,159	$8,690	$6,484	$(26,027)
Income from discontinued operations, net of
income taxes	606	1,088	786	976
Net income (loss)	$1,765	$9,778	$7,270	$(25,051)
Basic earnings per share:
Income (loss) from continuing operations	$0.03	$0.22	$0.17	$(0.67)
Income (loss) from discontinued operations, net of income taxes	0.01	0.03	0.02	0.03
Net income (loss) per share	$0.04	$0.25	$0.19	$(0.64)
Diluted earnings per share:
Income (loss) from continuing operations	$0.03	$0.22	$0.17	$(0.67)
Income from discontinued operations, net of income taxes	0.01	0.03	0.02	0.03
Net income (loss) per share	$0.04	$0.25	$0.19	$(0.64)

(1)	The amounts reported include operating results of acquisitions for the period the operations were owned by the Company. See Note 15, Acquisitions and Dispositions.
(2)	Includes net loss from discontinued operations of $(86) and gain from sales of the New England newspaper operations of $27,660, net of income taxes.

As discussed in the notes to the financial statements, the following significant items were recorded in the fourth quarter of 2007 and 2006:

2007

•	As a result of the Company’s annual evaluation of the carrying value of goodwill and other indefinite-lived intangible assets, the Company recorded an aggregate write-down of the intangible assets totaling $181.3 million ($150.9 million after tax) primarily associated with the Michigan cluster.

•	The Company recorded an aggregate charge of $7.2 million for officer’s severance agreements ($4.2 million after tax).

•	The Company recorded a gain on the sale of the Middletown building of $2.6 million ($1.5 million after tax).

•	The Company wrote off $1.6 million of debt issuance costs connected with the amendment of the Credit Agreement ($1.0 million after tax).

•	The Company terminated an airplane lease and the related personnel in December 2007 and recorded a $0.7 million charge ($0.4 million after tax).

2006

•	As a result of the Company’s annual evaluation of the carrying value of goodwill and other indefinite-lived intangible assets, the Company recorded a write-down of goodwill associated with the Michigan cluster reporting unit totaling $33.7 million.

•	The Company wrote down its investment in PowerOne Media LLC and recorded a $2.4 million charge in fiscal 2006 ($2.1 million after tax).

JOURNAL REGISTER COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period(1)	Adjustments(2)	Charged/ (Credited) to Income(3)	Deductions(4)	Balance at End of Period(5)
Year ended December 30, 2007
Allowance for doubtful accounts	$6,928	$(588)	$3,883	$2,992	$7,231
Valuation allowance for deferred tax assets	5,945	(110)	110	—	5,945
Year ended December 31, 2006
Allowance for doubtful accounts	$7,937	$45	$3,211	$4,265	$6,928
Valuation allowance for deferred tax assets	4,999	—	946	—	5,945
Year ended December 25, 2005
Allowance for doubtful accounts	$8,143	$33	$4,434	$4,673	$7,937
Valuation allowance for deferred tax assets	4,007	—	992	—	4,999

(1)	Includes allowance for doubtful accounts associated with discontinued operations of $554,000, $531,000 and $531,000 for fiscal years 2007, 2006 and 2005, respectively.
(2)	Adjustments reflect amounts acquired or disposed in the respective periods presented. See Note 15 of Notes to Consolidated Financial Statements for a discussion of acquisitions and dispositions.
(3)	Includes items charged/ (credited) to income from discontinued operations.
(4)	Includes net write-offs of uncollectible accounts in the respective periods presented.
(5)	Includes allowance for doubtful accounts associated with discontinued operations of $554,000 and $531,000 for fiscal years 2006 and 2005.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    The Company’s management evaluated, with the participation and under the supervision of its principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of December 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Management’s Annual Report on Internal Control over Financial Reporting.    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Accordingly, under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2007.

The effectiveness of our internal control over financial reporting as of December 30, 2007, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 – Financial Statements.

Changes in Internal Control over Financial Reporting.    The Company commenced a software systems upgrade program during fiscal year 2004. As of December 30, 2007, those financial system implementations are substantially complete. The implementation progress made during the fiscal year ended December 30, 2007 did not include any material changes to the existing system of internal controls over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required by this Item relating to the Company’s directors is set forth under the caption ‘‘Proposal 1 — Election of Directors’’ in the 2008 Proxy Statement and is incorporated herein by reference.

Information required by this Item relating to the Company’s executive officers is set forth in Part I of this Report under the caption ‘‘Executive Officers of the Registrant’’ and is incorporated herein by reference.

Information required by this Item relating to the identification of the Audit Committee and the Board of Directors’ determinations concerning whether a member of the Audit Committee of the Board is a ‘‘financial expert,’’ as that term is defined under Item 401(h) of Regulation S-K, is set forth under the caption ‘‘The Board of Directors and Committees — Audit Committee’’ in the 2008 Proxy Statement and is incorporated herein by reference.

Information required by this Item relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ in the 2008 Proxy Statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

Information required by this Item is set forth under the caption ‘‘Executive Compensation’’ in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item is set forth under the caption ‘‘Security Ownership of Beneficial Owners and Management and Related Stockholder Matters’’ in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information required by this Item is set forth under the caption ‘‘Certain Transactions’’ in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

Information required by this Item is set forth under the caption ‘‘Ratification of the Selection of Independent Auditors’’ in the 2008 Proxy Statement and is incorporated herein by reference.

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

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

(c)    Index to Exhibits.

The following is a list of all Exhibits filed as part of this Report:

Exhibit No.			Description of Exhibit
*3	.1		Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2005, File No. 1−12955 (the ‘‘September 2005 Form 10-Q’’)).
*3	.2		Amended and Restated By-laws (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, dated October 25, 2007, File No. 1-12955).
*4	.1		Company Common Stock Certificate (filed as Exhibit 4.1 the Company’s Registration Statement on Form S-1, Registration No. 333-23425).
*4	.2		Rights Agreement dated as of July 17, 2001 between the Company and the Bank of New York, as Rights Agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated July 18, 2001, File No. 1−12955).
*10	.1(a	)	1997 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 1−12955 (the ‘‘June 1997 Form 10-Q’’)). +
*10	.1(b	)	Amended and Restated 1997 Stock Incentive Plan. (filed as Annex B to the Company’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders). +
*10	.3		Supplemental 401(k) Plan (filed as Exhibit 10.4 to the Form S-1). +
*10	.5		Executive Incentive Compensation Plan (filed as Exhibit 10.7 to the Company’s Form 10-K for fiscal year 2001, File No. 1−12955). +
*10	.6		Amended and Restated Employment Agreement by and between Journal Register Company and Robert M. Jelenic dated September 27, 2006 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, dated September 28, 2006, File No. 1-12955). +
*10	.7(a	)	Non competition, Consulting and Release Agreement by and between Journal Register Company and Jean B. Clifton dated June 23, 2006 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated June 23, 2006, File No.1-12955).
*10	.7(b	)	Letter Agreement by and between Journal Register Company and Jean B. Clifton, dated June 23, 2006 relating to the termination of Ms. Clifton’s employment agreement (filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated June 23, 2006, File No. 1-12955).
*10	.8		Agreement and Plan of Merger, dated as of July 2, 2004, by and among Journal Register Company, a Delaware corporation, Wolverine Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Journal Register Company, and 21st Century Newspapers, Inc., a Delaware corporation (filed as Exhibit 2.1 to the July 7, 2004 Form 8-K).
*10	.9		Credit Agreement dated August 12, 2004 with JPMorgan Chase Bank as Administrative Agent and Co-Documentation Agent, J.P. Morgan Securities Inc., as Sole Lead Arranger and Sole Bookrunner, The Bank of New York, Key Bank National Association, SunTrust Bank, Wachovia Bank, National Association, as Co-Syndication Agents and The Royal Bank of Scotland PLC, as Co-Documentation Agent (filed as Exhibit 10.1 to the August 20, 2004 Form 8-K).
*10	.10		Amended and Restated Credit Agreement (filed as Exhibit 10.1 to the January 31, 2006 Form 8-K).

Exhibit No.			Description of Exhibit
*10	.11		Amendment No. 1 dated as of December 6, 2007 to the Amended and Restated Credit Agreement dated as of January 25, 2006 between the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the December 11, 2007 Form 8-K).
*10	.12		Letter Agreement, dated November 30, 2007 between the Company and James W. Hall (filed as Exhibit 10.1 to the December 4, 2007 Form 8-K). +
*10	.13		Change of Control Employment Agreement by and between the Company and James W. Hall (filed as Exhibit 10.2 to the December 4, 2007 Form 8-K). +
*10	.14		Amended and Restated Change of Control Employment Agreement by and between the Company and Scott A. Wright (filed as Exhibit 10.1 to the February 1, 2008 Form 8-K). +
*10	.15(a	)	Amended and Restated Change of Control Employment Agreement by and between the Company and Julie A. Beck (filed as Exhibit 10.2 to the February 1, 2008 Form 8-K). +
*10	.15(b	)	Change of Control Employment Agreement by and between the Company and Edward J. Yocum (filed as Exhibit 10.3 to the February 1, 2008 Form 8-K). +
*10	.16		Separation Agreement by and between the Company and Robert M. Jelenic (filed as Exhibit 10.1 to the October 12, 2007 Form 8-K). +
**10	.17		Separation Agreement by and between the Company and Allen J. Mailman dated January 30, 2008. +
**21	.1		Subsidiaries of Journal Register Company.
**23	.1		Consent of Grant Thornton LLP.
**24			Power of Attorney (appears on signature page).
**31	.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**31	.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
**32			Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(b) under the Securities Act of 1934 and 18 U.S.C. Section 1350.

+	Management contract or compensatory plan or arrangement.
*	Incorporated by reference.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Yardley, State of Pennsylvania, on the 14th day of March 2008.

JOURNAL REGISTER COMPANY

By:	/s/ James W. Hall
James W. Hall Chairman, and Chief Executive Officer

KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints both James W. Hall and Julie A. Beck his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March 2008.

Signature	Title(s)

/s/ James W. Hall	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

James W. Hall

/s/ Julie A. Beck	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Julie A. Beck

/s/ John L. Vogelstein	Director

John L. Vogelstein

/s/ Joseph A. Lawrence	Director

Joseph A. Lawrence

/s/ Stephen P. Mumblow	Director

Stephen P. Mumblow

/s/ Laurna Godwin Hutchinson	Director

Laurna Godwin Hutchinson

/s/ Burton B. Staniar	Director

Burton B. Staniar