Form 10-Q
period 2008-03-30
JOURNAL REGISTER CO
filed 2008-05-09
CIK 1035815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

Commission File Number: 1-12955

Journal Register Company

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3498615 (I.R.S. Employer Identification No.)

790 Township Line Road, Suite 300, Yardley, PA (Address of Principal Executive Offices)	19067 (Zip Code)

(215) 504-4200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, $.01 par value per share, 39,358,272 shares outstanding (exclusive of treasury shares) as of April 30, 2008.

JOURNAL REGISTER COMPANY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JOURNAL REGISTER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except share data)	March 30, 2008	December 30, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$15,927	$4,214
Accounts receivable, net	48,554	52,056
Inventories, consisting of newsprint and other raw materials	5,691	6,301
Deferred income taxes	2,285	2,285
Other current assets	7,517	6,342
Total current assets	79,974	71,198
Property, plant and equipment, net of accumulated depreciation of $158,347 and $156,357, respectively	162,845	166,744
Intangible and other assets:
Goodwill	524,697	613,097
Other intangible assets, net of accumulated amortization	69,020	76,412
Other non-current assets	5,045	5,016
Total assets	$841,581	$932,467
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,916	$18,176
Accrued expenses	33,726	37,688
Other current liabilities	23,869	24,403
Current portion of long-term debt	640,300	—
Total current liabilities	712,811	80,267
Long-term debt	—	624,800
Deferred income taxes	65,907	95,192
Fair market value of hedges	19,069	8,558
Other non-current liabilities	31,041	32,540
Stockholders’ equity:
Preferred stock, $.01 par value per share, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized, 48,437,581 issued	484	484
Additional paid-in capital	359,844	359,929
Accumulated deficit	(196,420)	(124,183)
Accumulated other comprehensive loss, net of tax	(17,492)	(11,152)
Less treasury stock of 9,064,428 shares and 9,085,143 shares, respectively, at cost	(133,663)	(133,968)
Stockholders’ equity	12,753	91,110
Total liabilities and stockholders’ equity	$841,581	$932,467

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Quarters Ended
(In thousands, except per share data)	March 30, 2008	April 1, 2007
Revenues:
Advertising	$75,918	$86,353
Circulation	22,669	22,912
Commercial printing and other	3,803	4,860
Total revenues	102,390	114,125
Operating expenses:
Salaries and employee benefits	45,346	47,873
Newsprint, ink and printing charges	9,494	11,578
Selling, general and administrative	18,012	19,380
Depreciation and amortization	4,746	4,587
Other	15,815	16,299
Costs and expenses	93,413	99,717
Impairment charges	95,400	—
Operating (loss) income	(86,423)	14,408
Interest expense	(11,305)	(11,036)
Other income (expense), net	369	(20)
(Loss) income from continuing operations before income taxes	(97,359)	3,352
(Benefit) provision for income taxes	(25,122)	1,840
(Loss) income from continuing operations	(72,237)	1,512
Loss from discontinued operations of New England cluster, net of income taxes	—	(86)
Gain on sales of New England cluster operations, net of income taxes	—	27,660
Net (loss) income	$(72,237)	$29,086
(Loss) income per common share (basic)
(Loss) income from continuing operations	$(1.84)	$0.04
Loss from discontinued operations of New England cluster, net of income taxes	—	—
Gain on sales of New England cluster operations, net of income taxes	—	0.70
Net (loss) income per common share (basic)	$(1.84)	$0.74
(Loss) Income per common share (diluted)
(Loss) Income from continuing operations	$(1.84)	$0.04
Loss from discontinued operations of New England cluster, net of income taxes	—	—
Gain on sales of New England cluster operations, net of income taxes	—	0.70
Net (loss) income per common share (diluted)	$(1.84)	$0.74
Dividends declared per common share	$—	$0.02
Weighted-average shares outstanding:
Basic	39,363	39,128
Diluted	39,363	39,171

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net (loss) income	$(72,237)	$29,086
Less: (Loss) from discontinued operations	—	(86)
Less: Gain from sales of discontinued operations	—	27,660
(Loss) income from continuing operations	(72,237)	1,512
Impairment charges	95,400	—
Deferred income tax benefit	(24,030)	—
Other adjustments to reconcile net income to net cash provided by operating activities	5,756	5,137
Changes in operating assets and liabilities, net	(8,637)	(1,440)
Net cash (used in) provided by operating activities of continuing operations	(3,748)	5,209
Net cash used in operating activities of discontinued operations	—	(23)
Net cash (used in) provided by operating activities	(3,748)	5,186
Cash flows from investing activities:
Purchase of property, plant and equipment	(849)	(9,648)
Net proceeds from sale of property, plant and equipment	810	4
Net cash used in investing activities of continuing operations	(39)	(9,644)
Net cash provided by investing activities of discontinued operations	—	78,838
Net cash (used in) provided by investing activities	(39)	69,194
Cash flows from financing activities:
Repayments of long-term debt	(12,500)	(32,500)
Borrowings from revolving credit facility	43,150	54,250
Repayment of revolving credit facility	(15,150)	(95,750)
Dividends paid	—	(783)
Net cash provided by (used in) financing activities	15,500	(74,783)
Increase (decrease) in cash and cash equivalents	11,713	(403)
Cash and cash equivalents, beginning of period	4,214	3,930
Cash and cash equivalents, end of period	$15,927	$3,527

See accompanying notes to condensed consolidated financial statements.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include Journal Register Company and all of its wholly-owned subsidiaries (the “Company”). The Company primarily publishes daily and non-daily newspapers, in print and online, serving markets in the Greater Philadelphia area, Michigan, Connecticut, the Greater Cleveland area, and the Capital-Saratoga and Mid-Hudson regions of New York. The Company owns and manages commercial printing operations in Connecticut and Pennsylvania and owns JobsInTheUS, a network of employment Web sites.

The Company operates on a 52/53 week fiscal year generally ending on the Sunday closest to the end of the calendar year. Each quarter is 13/14 weeks, also generally ending on the Sunday closest to the end of the calendar quarter. The fiscal quarters presented for both 2008 and 2007 encompass a 13 week period.

The condensed consolidated balance sheet as of December 30, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated interim financial statements do not include all of the information and footnote disclosure required by accounting principles generally accepted in the United States of America(“US GAAP”). In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments (consisting only of normal and recurring accruals) necessary to present fairly its financial position as of March 30, 2008 and December 30, 2007 and the results of its operations and cash flows for the quarters ended March 30, 2008 and April 1, 2007. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto filed with the SEC on Form 10-K for the year ended December 30, 2007. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

For the period ended March 30, 2008, the Company has used the same significant accounting policies and estimates which are discussed in the Annual Report on Form 10-K for the year ended December 30, 2007. The Company has reclassified certain 2007 balances to conform to the current period presentation.

Discontinued operations presented in the condensed consolidated financial statements reflect the results of operations, the associated cash flows, and assets and liabilities of the New England newspaper properties sold in February 2007 (see note 4). Results of discontinued operations include an allocation of interest expense based on a ratio of net assets of the discontinued operations to the total consolidated net assets of the Company.

2.	Liquidity

The Company was in compliance with the total leverage financial covenant contained in the Amended Credit Agreement for the fiscal quarter ending March 30, 2008 under the terms of the Second Amendment (as defined in Note 5). Unless there is significant improvement in the Company’s operating results during the second fiscal quarter or the Company is successful in obtaining an additional amendment to the total leverage financial covenant, it is probable that the Company will be in violation of such covenant as of July 23, 2008, the date the second fiscal quarter results are applied to the total leverage financial covenant calculation under the Second Amendment. As a result, all amounts outstanding under the Amended Credit Agreement have been classified as current liabilities as of March 30, 2008. There can be no assurance that the Company will see significant improvements in its operating results or that the lenders will agree to any such amendment (or the timing or terms and conditions of any such amendment).

If the Company were to experience a default under its Amended Credit Agreement, the lenders would have the right to terminate their commitments under the Amended Credit Agreement and demand immediate repayment of the outstanding debt. The Company would also be restricted from drawing on the Revolver. Such actions would materially and negatively impact the Company’s liquidity, results of operations and financial condition.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

2.	Liquidity (continued)

As of March 30, 2008, the Company had cash of approximately $15.9 million and approximately $12.5 million available under the Amended Credit Agreement (subject to certain limitations under the Second Amendment). There can be no assurances that this will remain sufficient to meet the Company’s operating needs.

3.	Earnings Per Common Share

The following table sets forth the computation of weighted-average shares outstanding for calculating both basic and diluted earnings per share:

	For the Quarter Ended
(In thousands)	March 30, 2008	April 1, 2007
Weighted-average shares – basic	39,363	39,128
Effect of dilutive securities:
Employee restricted stock units	—	43
Weighted-average shares – diluted	39,363	39,171

Options to purchase approximately 4.3 million shares of common stock at a range of $2.20 to $22.50 per share were outstanding during the quarter ended March 30, 2008, but were not included in the computation of diluted earnings per share for such period because the exercise prices were greater than the average market price of the common shares during such period. Similarly, options to purchase 5.0 million shares of common stock at a range of $14.00 to $22.50 were outstanding during the quarter ended April 1, 2007, but were not included in the computation of the diluted earnings per share for such period because the exercise prices of those options were greater than the average market price of the common shares during such period.

In addition to these excluded stock options, the effect of restricted stock units have not been included in the fiscal quarter 2008 diluted weighted average shares because their effect would be anti-dilutive on the net loss per common share.

4.	Acquisitions and Dispositions

The Company applies the purchase method of accounting for acquisitions. Acquisitions and dispositions of properties are subject to closing costs and may be subject to the finalization of customary adjustments. Results of operations of the Company’s acquisitions are included in the Company’s results of operations from the dates of their respective acquisition. There were no acquisitions in either quarter presented.

In February 2007, the Company sold its Massachusetts group community newspapers to Gatehouse Media for approximately $72 million. Also, in February 2007, the Company sold its Rhode Island community newspaper group to R.I.S.N. Operations Inc. for approximately $8.3 million.

The Company recorded an aggregate gain on the disposition of these newspaper operations, after direct costs of the transactions, of $27.7 million (net of income taxes of $17.9 million). The proceeds, net of direct costs, which totaled $78.8 million, are reported as cash provided by investing activities of discontinued operations in the accompanying condensed consolidated statements of cash flows. The net after-tax proceeds of the sales were used to pay down debt and for general working capital purposes in 2007.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

4.	Acquisitions and Dispositions (continued)

The following chart summarizes the aggregate results of the Massachusetts and Rhode Island newspaper operations for the quarter ended April 1, 2007 presented as discontinued operations in the accompanying condensed consolidated statements of operations:

(In thousands)	2007 (a)
Net revenue	$3,309
Cost and expenses	3,337
Operating (loss) from discontinued operations	(28)
Allocated interest expense	(113)
Other expense	—
Loss from discontinued operations before income taxes	(141)
Benefit for income taxes	55
Loss from discontinued operations	$(86)
(a)

The amounts included for the first quarter 2007 reflect the partial period of the Company’s ownership. The periods are from January 1, 2007 to February 5, 2007 and January 1, 2007 to February 9, 2007 for the Rhode Island newspapers operations and the Massachusetts newspaper operations, respectively.

5.	Debt and Interest Rate Derivatives

The Company’s long-term debt was comprised of the following:

(In thousands)	March 30, 2008	December 30, 2007
Term Loan A	$542,500	$555,000
Revolving Credit Facility	97,800	69,800
Total debt	640,300	624,800
Less: current portion	640,300	—
Total long-term debt, less current portion	$—	$624,800

On December 6, 2007, the Company amended the Amended and Restated Credit Agreement, dated January 25, 2006 (the “Credit Agreement”) by and among the Company, JP Morgan Chase Bank, as administrative agent, and the other syndicated lenders, pursuant to Amendment No. 1 to the Credit Agreement (the “Amendment”). The Credit Agreement together with the Amendment is referred to as the Amended Credit Agreement.

The Amended Credit Agreement provides for (i) a secured term-loan facility (“Term Loan A”) and (ii) a secured revolving credit facility (the “Revolving Credit Facility”). The Amended Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the “Incremental Facility”), as permitted by the administrative agent, to be repaid under conditions provided for in the Amended Credit Agreement. The lenders have no obligation to make additional loans to the Company under the Incremental Facility, but may enter into these commitments at their sole discretion. To date, the Company has not drawn down on the Incremental Facility.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

5.	Debt and Interest Rate Derivatives (continued)

The terms of the Amendment were effective as of December 7, 2007. The Amendment reduced the total amounts available under the Revolving Credit Facility from $375 million to $200 million and the Incremental Facility from $500 million to $250 million. The total leverage ratio and the interest coverage ratio were changed to less restrictive terms. Additionally, the base interest rate on the LIBOR denominated debt was increased by 150 basis points, from a base rate of 125 basis points to 275 basis points. The commitment fee on the unused portion of the Revolving Credit Facility was increased to 50 basis points from 37.5 basis points.

Amounts outstanding under the Amended Credit Agreement bear interest at either (i) 250 basis points to 275 basis points above LIBOR (as defined in the Amendment) or (ii) 150 basis points to 175 basis points above the higher of (a) the Prime Rate (as defined in the Amendment) or (b) 50 basis points above the Federal Funds Rate (as defined in the Amendment). The interest rate spreads are dependent upon the ratio of the Company’s debt to the Company’s trailing four quarters cash flow (as defined in the Amendment) and are reduced or increased as such ratio declines or increases, respectively. Prior to the effective date of the Amendment, amounts outstanding with a LIBOR base rate bore interest at a 125 basis points to 50 basis points above the reference rate. The borrowings outstanding at March 30, 2008 under the Amended Credit Agreement bore interest at various LIBOR rates (determined daily) plus 250 basis points or the Prime Rate plus 150 basis points (also see the interest rate derivative section of this footnote).

A commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a fixed rate of 50 basis points beginning on the effective date of the Amendment. Prior to the Amendment’s effective date the commitment fee varied from 37.5 basis points to 25 basis points based on the quarterly calculation of the specified leverage ratio.

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

The Company was in compliance with the total leverage financial covenant contained in the Amended Credit Agreement for the fiscal quarter ending March 30, 2008 under the terms of the Second Amendment (as defined below). Unless there is significant improvement in the Company’s operating results during the second fiscal quarter or the Company is successful in obtaining an additional amendment to the total leverage financial covenant, it is probable that the Company will be in violation of such covenant as of July 23, 2008, the date the second fiscal quarter results are applied to the total leverage financial covenant calculation under the Second Amendment. As a result, all amounts outstanding under the Amended Credit Agreement have been classified as current liabilities as of March 30, 2008. There can be no assurance that the Company will see significant improvements in its operating results or that the lenders will agree to any such amendment (or the timing or terms and conditions of any such amendment).

The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets as collateral for the borrowings.

The Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. The Company is required to pay down the principal amount of the Term Loan in quarterly installments, which have been paid through the first fiscal quarter of 2009, and ends with a payment of $340 million on August 12, 2012.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

5.	Debt and Interest Rate Derivatives (continued)

The Amended Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and with specified percentages of excess cash flow (all as defined in the Amended Credit Agreement). In addition to financial covenants, the full amount of the borrowings may become immediately due following other events of default by the Company or its subsidiaries as specified in the Amended Credit Agreement. At anytime, the Company may prepay borrowings without premium or penalty in accordance with the provisions of the Amended Credit Agreement, which limit any optional prepayment to the next twelve months of future maturities.

Subsequent Event

On April 29, 2008 (“the Effective Date”), the Company amended the Amended Credit Agreement by and among the Company, JP Morgan Chase Bank, as administrative agent, and the other syndicated lenders, pursuant to Amendment No. 2 to the Credit Agreement (the “Second Amendment”). The terms of the Second Amendment apply for a limited period of time from the Effective Date to the date that the financial statements for the Company’s second fiscal quarter of 2008 are delivered to the lenders. The Second Amendment reduced the total amount available under the Revolving Credit Facility from $200 million to $150 million, suspended borrowings under the Incremental Facility, and eliminated the requirement to maintain Interest Rate Protection Agreements (“IRPAs”). Additionally, the total leverage ratio required by the covenant applicable to the measurement dates of March 30, 2008 and July 23, 2008 were modified to less restrictive measurements of the total leverage ratio as defined in the Amended Credit Agreement. Also, interest is required to be paid monthly on the last day of the month. In connection with the Second Amendment, the Company incurred approximately $400,000 of costs, which will be expensed in the second quarter.

As of March 30, 2008, $12.5 million remained available under the Revolving Credit Facility, as amended, as calculated based on the terms of the Second Amendment. In addition to the amount available under the Revolving Credit Facility, the Company had $ 15.9 million of cash as of March 30, 2008.

Interest Rate Derivatives

As of March 30, 2008, the Company was required to maintain IRPAs on a portion of its debt, to reduce the potential exposure of the Company’s future cash flows to fluctuations in variable interest rates on which the interest on the outstanding debt is calculated. The minimum requirement varied depending on the Company’s total leverage ratio, as defined in the Amended Credit Agreement. Each IRPA was designated for all or a portion of the principal balance and term of a specific debt obligation. The Company is no longer required to maintain IRPAs under the Second Amendment.

Interest Rate Collars. Pursuant to the requirements of the Amended Credit Agreement, the Company entered into certain interest rate hedges (“Collars”) that establish a base interest rate ceiling (“cap”) and a base interest rate floor (“floor”) at no initial cost to the Company. In the event 90-day LIBOR exceeds the cap, the Company will receive cash from the issuers to compensate for the rate in excess of the cap. If the 90-day LIBOR is lower than the floor, the Company will pay cash to the issuers to compensate for the rate below the floor. Each of the Collars is for a fixed notional amount. As of March 30, 2008, the aggregate notional amount of outstanding Collars in effect was $175 million.

Interest Rate Swaps. Pursuant to the terms of the Swaps, in the event 90-day LIBOR exceeds the fixed interest rate, the Company will receive cash from the issuers to compensate for the rate in excess of the fixed rate. If the 90-day LIBOR is lower than the fixed rate, the Company will pay cash to the issuers to compensate for the rate below the fixed rate. As of March 30, 2008, the aggregate notional amount of outstanding swaps in effect was $265 million.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

5.	Debt and Interest Rate Derivatives (continued)

The Company’s weighted average effective interest rate was approximately 7.3 percent and 6.2 percent for the quarters ended March 30, 2008 and April 1, 2007, respectively. The following table shows components of interest expense included in the accompanying condensed consolidated statements of operations for the fiscal quarters ended March 30, 2008 and April 1, 2007:

(In thousands)	2008	2007
Interest incurred on debt	$10,868	$11,810
IRPA expense (benefit)	310	(1,092)
Amortization of debt issuance costs	292	238
Amortization of deferred gain on sale of derivatives	(395)	—
Capitalized interest	(5)	(207)
Other interest and fees	235	287
Interest expense	$11,305	$11,036
6.	Share-Based Payments

During 1997, the Company’s Board of Directors (the “Board”) adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Incentive Plan (the “1997 Plan”). In 2007, the 1997 Plan was amended and its term extended to May 2017. The 1997 Plan, as amended, authorizes grants of up to 7,383,750 shares of common stock through: (i) incentive stock options and non-qualified stock options (in each case, with or without stock appreciation rights) to acquire common stock; (ii) awards of restricted shares of common stock; and (iii) stock units to such directors, officers and other employees of, and consultants to, the Company and its subsidiaries and affiliates as may be designated by the Compensation Committee of the Board or such other committee of the Board as the Board may designate. Options and other awards granted under the plan will remain in effect after the plan has terminated in accordance with their respective terms. Options granted under the 1997 Plan do not accrue dividends until the option is exercised and common stock is issued to the option holder. Restricted stock units are entitled to dividends and the Company accrues dividends for all periods in which a restricted stock unit is outstanding, but still subject to vesting.

Incentive Stock Options

Incentive stock options are granted at exercise prices equal to but not less than the grant date closing price of the common stock. The exercise price per share of common stock underlying all other non-statutory stock options is established by the Compensation Committee of the Board. Stock options generally vest evenly over a five year period at a rate of 20 percent per year commencing on the first anniversary after issuance, continuing through the fifth anniversary, at which time 100 percent are vested. Upon vesting, options may be exercised at the discretion of the holder at anytime until the option expires, which is generally ten years after issuance. No stock options were granted during the quarter ended March 30, 2008.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

6.	Share-Based Payments (continued)

The following table summarizes the Company’s stock option activity for the quarter ended March 30, 2008:

	Number Of Options	Weighted-Average Exercise Price
Outstanding - beginning of period	4,287,903	$17.02
Granted	—	—
Exercised	—	—
Forfeited and expired	(14,570)	18.93
Outstanding - end of period	4,273,333	$17.02
Exercisable - end of period	4,023,333	$17.94

Further information about stock options outstanding at March 30, 2008 is as follows:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price
$2.20	250,000	4.7	$2.20	—	$—
$14.00 – 16.00	1,655,615	2.0	15.02	1,655,615	15.02
$16.01 – 18.00	867,880	4.4	17.32	867,880	17.32
$18.01 – 20.00	319,413	4.9	19.38	319,413	19.37
$20.01 – 22.50	1,180,425	1.7	22.09	1,180,425	22.09
	4,273,333	2.8	$17.02	4,023,333	$17.94
Restricted Stock Units

The Company has issued restricted stock units (“RSUs”) which vest over a period of time, generally one or three years. These time-vested units result in compensation expense recognized over the vesting period. RSUs are entitled to dividends, when declared, and the Company has accrued dividends for all periods in which a restricted stock unit was outstanding, but still subject to vesting and a dividend was declared. The Company has assumed a 10 percent rate of forfeiture which is adjusted to actual experience over the life of the RSU. Compensation expense recorded in the periods presented was $0.2 million and $ 0.1 million for 2008 and 2007, respectively.

In addition to the time vested RSUs, the Company issued units which vest based on the achievement of performance milestones over a period of five years. Typically the performance milestones require the achievement of certain levels of earnings before interest, taxes and depreciation and amortization (“EBITDA”). The Company assesses the probability of the performance targets being achieved over the vesting period of the grants at each reporting period. If it is likely that the performance targets will be achieved over the vesting period, expense is recorded during the period for those shares which are likely to vest as a result of the achievement of those targets. To date, the Company has not recorded any expense for the performance-based RSUs because the EBITDA targets have not been achieved.

JOURNAL REGISTER COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
(Unaudited)

6.	Share-Based Payments (continued)

The following table summarizes the Company’s RSU activity during the quarter ended March 30, 2008, and shows the RSU date-of-grant weighted average market price:

	Number of RSUs	Weighted-Average Grant Share Price
Outstanding-beginning of period	448,226	$7.82
Granted	—	—
Vested	(14,881)	10.09
Forfeited and expired	(2,512)	9.30
Outstanding and exercisable-end of period	430,833	$7.73

Subsequent Event

On April 18, 2008, the Company and its transfer agent, The Bank of New York, amended the Rights Agreement dated July 17, 2001 (the “Rights Agreement”). The Rights Agreement amendment increases the beneficial ownership threshold required to trigger the exercise of rights under the Rights Agreement from 15 percent to 30 percent ownership interest.

7.	Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

The components of comprehensive (loss) income for the quarters ended March 30, 2008 and April 1, 2007 are as follows:

(In thousands)	2008	2007
Net (loss) income	$(72,237)	$29,086
Net change in fair value of highly effective hedges, net of income tax of $4,362 and $947, respectively	(6,149)	(1,334)
Amortization of deferred gain on sale of derivatives, net of income tax of $164 in 2008	(231)	—
Retirement and post-retirement benefit plans changes, net of income tax of $(29) and $(35), respectively	40	50
Mark-to-market adjustment of investments, net of income tax	—	36
Comprehensive (loss) income	$(78,577)	$27,838

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

7.	Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income (continued)

The components of accumulated other comprehensive (loss) income and changes therein are shown, net of income taxes, in the following table for the quarter ended March 30, 2008:

(In thousands, net of income taxes)	Unrealized Loss on Hedges	Unrealized Gain on Sale of Derivatives	Pension Plans	Post Retirement Plans	Accumulated Other Comprehensive (Loss) Income
Balance at December 30, 2007	$(4,730)	$1,752	$(9,645)	$1,471	$(11,152)
Change in fair value	(6,149)	—	—	—	(6,149)
Amortization of gain to income	—	(231)	—	—	(231)
Reclassification adjustment of amounts recognized in net periodic pension costs	—	—	69	(29)	40
Other comprehensive (loss) income	(6,149)	(231)	69	(29)	(6,340)
Balance at March 30, 2008	$(10,879)	$1,521	$(9,576)	$1,442	$(17,492)
8.	Fair Value Measurements

The company has partially adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements for those assets and liabilities measured at fair value on a recurring and nonrecurring basis. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS 157 were deferred for those nonfinancial assets and nonfinancial liabilities that are typically valued by the Company on a nonrecurring basis which include long-lived assets, goodwill and other intangible assets.

The following table shows the liabilities included in the accompanying balance sheet which are measured at fair value on a recurring basis and the source of the fair value measurement:

(In thousands)	Fair Value Measurement Using
Description	Fair Value at March 30, 2008	Quoted Market Prices(1)	Observable Inputs(2)	Unobservable Inputs(3)
Cash Flow Hedges	$19,069	$—	$19,069	$—

(1)	The highest level of fair value input and represents inputs to fair value from quoted prices in active markets for identical assets and liabilities to those being valued.
(2)

Directly or indirectly observable inputs, other than quoted prices in active markets, for the assets or liabilities being valued including but not limited to, interest rates, yield curves, principal-to-principal markets, etc.

(3)	Lowest level of fair value input because it is unobservable and reflects the Company’s own assumptions about what market participants would use in pricing assets and liabilities at fair value.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

8.	Fair Value Measurements (continued)

The Company obtains quarterly pricing reports from the banks associated with each of the Company’s derivative financial instruments. These pricing reports are based on the terms of the derivative financial instrument and the current and expected future market conditions as estimated by the banks. These valuations, although not what the instruments would settle for in an actual transaction, are estimates based on models that each of the principal banks use to project future values and are indicative of the fair value of the instrument on the date of valuation.

An associated pronouncement, SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities, was also effective at the beginning of the Company’s 2008 fiscal year. The Company has elected not to apply the fair value option to measure any of the financial assets and liabilities on its balance sheet not already valued at fair value under other accounting pronouncements. These other financial assets and liabilities are primarily accounts receivable, accounts payable and debt which are reported at historical value. The fair value of these financial assets and liabilities approximate their fair value because of their short duration and, in the case of the debt, because it carries variable interest rates which are reset frequently.

9.	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed, at least annually, for impairment. The Company performs its annual impairment test as of the first day of the fourth quarter of each fiscal year or more frequently if circumstances warrant. Other identifiable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are subject to tests of impairment when indicators of impairment are present.

The changes in the carrying amount of goodwill during the first fiscal quarter of 2008 and for the 2007 fiscal year are as follows:

(In thousands)	Mar. 30, 2008	Dec. 30, 2007
Beginning balance	$613,097	$726,897
Goodwill impairment	(88,400)	(113,800)
Ending balance	$524,697	$613,097

The Company considered recent events, taken together, to constitute a change in circumstances that required a reassessment of the carrying values of the Company’s goodwill between annual impairment testing dates. Among those recent events were the difference between the Company’s stock price and the book value of its equity; a continuation of industry-wide declines in advertising revenue; declines in profits during the first fiscal quarter of 2008; and sluggish local economies. Further, management believes that it was more-likely-than-not that goodwill at the reporting units had been impaired as of March 30, 2008. The required testing in accordance with accounting principles generally accepted in the United States of America, which, among other factors, requires consideration of the differences between current book value and the fair value of all of the Company’s assets at it various reporting units and a reconciliation with its current market capitalization. The Company used techniques and valuation assumptions similar to those used in its 2007 annual impairment test, which consisted of a combination of market and income approaches, and adjusted the assumptions about future cash flows at each reporting unit. As a result, the Company recorded a $95.4 million impairment charge for the quarter ended March 30, 2008 writing down the goodwill for its Michigan and New York reporting units by $36.2 million and $52.2 million, respectively. The charge also includes a $7.0 million impairment of the Company’s mastheads in Michigan.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

9.	Goodwill and Other Intangible Assets (continued)

For the year-ended December 30, 2007, the Company recorded an impairment charge primarily for the goodwill of the Michigan reporting unit. Additionally, the Company took an impairment charge against the mastheads of the Michigan reporting unit.

The approaches used in the above impairment analyses use estimates for future market growth, forecasted revenues and costs and selected discount rates. Changes to these estimates, including the inability to attain forecasted revenue and cost expectations, could result in the recognition of a future impairment loss.

The following table displays intangible assets subject to amortization and intangible assets not subject to amortization at March 30, 2008 and December 30, 2007:

	March 30, 2008			December 30, 2007
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer and subscriber lists	$9,477	$(9,305)	$172	$9,477	$(9,280)	$197
Non-compete covenants	3,653	(2,749)	904	3,653	(2,675)	978
Debt issuance costs	5,460	(391)	5,069	5,460	(98)	5,362
	18,590	(12,445)	6,145	18,590	(12,053)	6,537
Intangible assets not subject to amortization:
Mastheads	62,875	—	62,875	69,875	—	69,875
Total other intangible assets	$81,465	$(12,445)	$69,020	$88,465	$(12,053)	$76,412
10.	Pension and Other Post-retirement Benefits

Net periodic benefit cost for the quarters ended March 30, 2008 and April 1, 2007 included the following components:

	Pension Benefits		Other Post-Retirement Benefits
(In thousands)	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Components of net periodic benefit cost (income):
Service cost	$190	$225	$3	$6
Interest cost	1,633	1,605	73	66
Expected return on plan assets	(2,218)	(2,287)	—	—
Amortization of net:
Transition obligation	—	—	—	—
Prior service cost	1	(12)	—	—
Loss/(gain)	117	184	(49)	(87)
Net periodic benefit (income) cost	$(277)	$(285)	$27	$(15)

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

10.	Pension and Other Post-retirement Benefits (continued)

The Company does not expect to contribute to its defined benefit pension plans and expects to contribute approximately $487,000 to its post-retirement health and life insurance plans in fiscal year 2008. During the quarter ended March 30, 2008, approximately $93,000 was contributed to Company sponsored post-retirement health and life insurance plans. No contributions were made during the first fiscal quarter of 2008 to the Company’s defined benefit plans.

11.	Contingencies

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. These actions are generally for amounts greatly in excess of any payments that may be required to be made. It is the opinion of management, after reviewing these actions with legal counsel to the Company, that the ultimate liability that might result from these actions is not expected to have a material adverse effect on the Company’s condensed consolidated balance sheets, statements of operations, or statements of cash flows.

12.	Income Taxes

As of March 30, 2008, the Company had approximately $29.0 million (before federal benefit) of unrecognized tax benefits. If recognized, $18.3 million of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. During the quarter ended March 30, 2008, the amount of unrecognized tax benefits decreased $1.7 million (before federal benefit) as the Company settled a state tax issue reducing the amount of unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense. As of March 30, 2008, the Company has accrued $10.6 million (before federal benefit) of interest related to the unrecognized tax benefits. For the quarter ended March 30, 2008, the Company accrued additional interest of $0.6 million (before federal benefit).

The Company and its subsidiaries are subject to U.S federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. The Company is currently being audited by the Internal Revenue Service for the 2004, 2005, and 2006 tax years. The statute of limitations for certain states is open from 1998 to 2007. Management believes that its accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that federal, state and local tax examinations will be settled during the next twelve months. If any of these tax audit settlements occur within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable. On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from these current tax audits will not have a material adverse effect on the Company’s condensed consolidated financial statements.

JOURNAL REGISTER COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2008

(Unaudited)

13.	Recently Issued Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”) and SFAS No.160 Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interest, which will be re-characterized as non-controlling interests and classified as a component of equity. The Company is currently assessing both of these statements and has not determined the impact, if any, on its financial position, results of operations or cash flows. It should be noted that early adoption is prohibited for both of these statements.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently assessing whether it will be adopting these additional disclosure requirements in the current fiscal year. There will not be any impact on the Company’s financial position, results of operations or cash flows as a result of adopting this standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s (as hereinafter defined) expectations, forecasts, projections, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding the plans and objectives of the Company for future operations and trends affecting the Company’s financial condition and results of operations. In addition, the words “anticipates,” “projects,” “plans,” “intends,” “estimates,” “expects,” “may,” “believes” and similar words are intended to identify these forward-looking statements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements, except as required by law. All forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of certain factors including, but not limited to, the success of the Company’s asset sales and divestiture activities, the Company’s ability to achieve cost reductions and integrate acquisitions, competitive pressures including competition from non-newspaper forms of media, general or regional economic conditions, advertising trends, the unavailability or a material increase in the price of newsprint, material increases in interest rates, the ability of the Company to access credit markets under satisfactory terms, changes in performance that affect financial covenant compliance or funds available for borrowing, technological changes, and the adoption of new accounting standards or changes in accounting standards. These and other factors are discussed in more detail in the Company’s other filings with the SEC, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Such factors should not be construed as exhaustive and the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

Journal Register Company (the “Company”) is a U.S. multi-regional media company. Formally established in 1997, the Company went public in May of that year. As of March 30, 2008, the Company owned and operated 22 daily newspapers and 312 non-daily publications. These non-daily publications range from weekly and other non-daily frequency newspapers to region specific multi-color travel and other specific interest leisure oriented magazines. The Company also operated 229 individual Web sites which offer the Company’s readers and advertisers Web based access to the Company’s products, content and advertising. These Web sites can be accessed either by their own unique address or through the Company’s Web site, www.JournalRegister.com. The Company owns three commercial printing operations and JobsInTheUS, a network of employment Web sites that complement and enhance its publishing operations.

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

The Company believes that its clustering strategy creates significant synergies, efficiencies, and cost savings for its print and digital/online products within each cluster. These synergies include: increased reach for advertisers; regional online operations; cross-selling of advertising and promotion; and centralized news gathering and production efficiencies through the consolidation of printing and back-office activities. The Company also believes that its clustering strategy enables it to improve print quality and distribution and introduce new products and services in a cost-effective manner to increase readership.

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

Online Operations

The Company’s digital/online objective is to provide multi-platform media to more fully satisfy the Company’s readers’ and advertisers’ demands for increased speed, flexibility and extended reach. The Company’s Web sites, which are affiliated with its daily newspapers and non-daily publications as well as portal sites for each of its six regional clusters, provide an online marketplace for its advertisers.

The Company is committed to expanding its business through internet initiatives. The Company’s strategy and focus is to build on a strong foundation utilizing its clustering strategy to provide digital/online benefits for both retail and classified categories. The Company expects to use internal resources, partnerships, outsourcing and collaboration for platform and future product development and enhancement.

In the first fiscal quarter of 2008, the Company’s Web sites generated approximately 103.7 million page views and in March there were 4.3 million unique visitors to its Web sites.

Dispositions

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies and significant estimates are detailed in its Annual Report on Form 10-K for the year ended December 30, 2007. As of March 30, 2008, the Company’s critical accounting policies have not changed from December 30, 2007.

RESULTS OF OPERATIONS

For the Quarter Ended March 30, 2008 as Compared to the Quarter Ended April 1, 2007

For the fiscal quarter ended March 30, 2008, the Company incurred a net loss of $72.2 million, or $(1.84) loss per diluted share, versus net income of $29.1 million, or $0.74 per diluted share, for the quarter period ended April 1, 2007. The Company’s 2008 first fiscal quarter net loss was unfavorably impacted by the decline in revenue and an impairment charge of $70.2 million, net of tax, or $(1.78) per diluted share. The Company’s 2007 first fiscal quarter net income was favorably impacted by the gain on the sale of its New England newspaper operations which accounted for $27.7 million, net of tax, or $0.70 per diluted share.

Unless specifically stated otherwise, the following discussion of revenues, operating and other expenses, and liquidity and capital resources reflect the Company’s continuing operations.

Revenues

	For the Quarter Ended
(In thousands)	March 30, 2008	% of Total	April 1, 2007	% of Total	% (Decrease)
Advertising revenue	$75,918	74.2	$86,353	75.6	(12.1)
Circulation revenue	22,669	22.1	22,912	20.1	(1.1)
Commercial print and other revenue	3,803	3.7	4,860	4.3	(21.7)
Total revenues	$102,390	100.0	$114,125	100.0	(10.3)

Total revenues decreased $11.7 million, or 10.3 percent, to $102.4 million for the quarter ended March 30, 2008. Advertising revenues decreased 12.1 percent to $75.9 million, as compared to $86.4 million for the first fiscal quarter of 2007. Circulation revenues, net of applicable discounts, for the quarter ended March 30, 2008 decreased approximately $0.2 million, or 1.1 percent, as compared to the prior year period. Commercial printing and other revenues for the quarter ended March 30, 2008 decreased by approximately $1.1 million, or 21.7 percent, to $3.8 million as compared to the prior year period. Online revenues, which are included in advertising revenue, for the quarter ended March 30, 2008 were $4.9 million, an increase of 22.8 percent compared to the prior year period.

Advertising Revenue Performance by Category:

The following table sets forth the Company’s total advertising revenues, by category:

	For the Quarter Ended
(In thousands)	March 30, 2008	% of Total Revenue	April 1, 2007	% of Total Revenue	% (Decrease)
Local	$42,088	41.1	$46,719	41.0	(9.9)
Classified	30,873	30.2	36,077	31.6	(14.4)
National	2,957	2.9	3,557	3.0	(16.9)
Total advertising revenues	$75,918	74.2	$86,353	75.6	(12.1)

Local. Local retail advertising revenues for the first fiscal quarter of 2008 decreased 9.9 percent as compared to the prior year quarter. Top advertisers in the financial/insurance and the grocery/food/drug store advertising categories were the primary drivers of the decrease, partially offset by sporting goods store category gains.

Classified. Classified advertising revenues decreased 14.4 percent in the first fiscal quarter of 2008, as compared to the prior year quarter. Classified real estate advertising revenues decreased 24.7 percent for the current quarter. The overall softness in the housing market continued to drive the decrease in real estate advertising in all of the Company’s clusters. Classified employment advertising revenues were down 17.3 percent for the quarter. Classified automotive advertising revenues declined in all of the Company’s clusters for the 2008 first fiscal quarter, and were down 14.9 percent for the quarter as compared to the prior year quarter. The decline was due to a weak automotive market which has negatively affected overall local auto dealer advertising budgets. Classified other advertising revenues increased approximately 0.5 percent in the first fiscal quarter of 2008, as compared to the prior year quarter.

National. National advertising revenues currently represent less than four percent of the Company’s advertising revenues. These revenues decreased 16.9 percent, for the quarter ended March 30, 2008, as compared to the prior year quarter.

Operating Expenses:

	For the Quarter Ended
(In thousands)	March 30, 2008	% of Total Revenue	April 1, 2007	% of Total Revenue	% Increase (Decrease)
Salaries and employee benefits	$45,346	44.3	$47,873	41.9	(5.3)
Newsprint, ink and printing charges	9,494	9.3	11,578	10.2	(18.0)
Selling, general and administrative	18,012	17.6	19,380	17.0	(7.1)
Depreciation and amortization	4,746	4.6	4,587	4.0	3.5
Other	15,815	15.4	16,299	14.3	(3.0)
Costs and expenses	$93,413	91.2	$99,717	87.4	(6.3)

Salaries and employee benefits. Salaries and employee benefit expenses were 44.3 percent of the Company’s revenues for the quarter ended March 30, 2008, as compared to 41.9 percent for the quarter ended April 1, 2007. Salaries and employee benefits decreased $2.5 million, or 5.3 percent, for the quarter ended March 30, 2008 to $45.3 million, as compared to $47.9 million in the prior year period. The decrease in salaries and employee benefits is primarily due to lower headcount partially offset by an increase in healthcare costs in the first fiscal quarter of 2008 as compared to the same period in 2007.

Newsprint, ink and printing charges. For the quarter ended March 30, 2008, newsprint, ink and printing charges were 9.3 percent of the Company’s revenues, as compared to 10.2 percent for the quarter ended April 1, 2007. Newsprint, ink and printing charges for the quarter ended March 30, 2008 decreased 18.0 percent as compared to the quarter ended April 1, 2007. The Company’s newsprint expense decreased approximately 18.5 percent for the quarter ended March 30, 2008 as compared to the prior year period, reflecting a decrease in consumption of approximately 12 percent and a decrease of approximately 7 percent in unit cost.

Selling, general and administrative. Selling, general and administrative expenses were 17.6 percent and 17.0 percent of the Company’s revenues for the quarters ended March 30, 2008 and April 1, 2007, respectively. As compared to the prior year period, selling, general and administrative expenses for the quarter ended March 30, 2008 decreased $1.4 million, or 7.1 percent, to $18.0 million. The decrease in the first fiscal quarter of 2008 is attributable to decreased promotion expenses, worker’s compensation self insurance expense, charitable contributions and a benefit from the reversal of a purchase accounting liability. These decreases were partially offset by an increase in audit fees because of a change in the recognition of the fees to when service is rendered.

Depreciation and amortization. Depreciation and amortization expenses were 4.6 percent and 4.0 percent of the Company’s revenues for the quarters ending March 30, 2008 and April 1, 2007, respectively.

Other expenses. Other expenses, primarily related to circulation and delivery costs, were 15.4 percent and 14.3 percent of the Company’s revenues for the quarters ended March 30, 2008 and April 1, 2007, respectively but decreased by 3.0 percent to $15.8 million for the quarter ended March 30, 2008. The decrease is attributable to a decrease in supply expense as a result of the consolidation of certain facilities, and circulation expense from a reduction in rates at certain properties and the elimination of certain “total market coverage” products and the reduction of “total market coverage” costs for two properties.

Impairment charges. In the first fiscal quarter of 2008, because of a change in circumstances of the business, which, among many factors, included a continued decline in revenue and a drop in the price of the Company’s common stock, the Company determined that it was more likely than not the carrying values of the goodwill and the mastheads of its reporting units were impaired. As such, the Company recorded an impairment charge of $95.4 million for its Michigan and New York reporting units. There was no impairment charge in the first fiscal quarter of the prior period.

Operating (loss) income. The Company incurred an operating loss of $86.4 million during the first fiscal quarter of 2008. Excluding the impairment charge previously discussed, operating income would have been $9.0 million, or 8.8 percent of the Company’s revenues, for the quarter ended March 30, 2008 as compared to $14.4 million, or 12.6 percent of the Company’s revenues, for the quarter ended April 1, 2007. The decrease in operating income is attributable to the decline in revenues of 10.3 percent partially offset by the continued benefit of cost control measures compared to the same period in 2007.

Other Income (Expense):

Interest expense. Interest expense increased approximately $0.3 million, or 2.4 percent, for the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007. The Company’s weighted average borrowing rate was approximately 7.3 percent in the first fiscal quarter of 2008 compared to 6.2 percent in the first fiscal quarter of 2007. Although the interest rate increased significantly, the dollar increase was calculated on lower weighted average outstanding debt in 2008 compared with 2007. Additionally, fiscal 2007 was favorably impacted by $1.1 million from cash flow hedges and $0.2 million of capitalized interest.

Other income (expense). Other income and expense in 2008 includes a gain on the sale of real estate in Connecticut of $0.4 million.

Provision for income taxes. The Company reported a benefit from income taxes of $25.1 million in the first fiscal quarter of 2008, primarily from the deferred taxes associated with the impairment charge, as compared to a provision for income taxes of $1.8 million in the first fiscal quarter of 2007. Absent the impairment charge, the Company would have reported a tax provision of $0.1 million which includes tax interest charges on uncertain tax positions, net of recoveries. The charge for uncertain tax positions had the effect of decreasing net income by $0.01 per diluted share. Excluding the income tax effect of the impairment charge and charges for uncertain tax positions, the Company’s effective tax rate was 8.7 percent in the first quarter of 2008. The resulting tax benefit reflects a federal loss eligible for carryback.

Discontinued Operations

In February 2007, the Company sold its Massachusetts group community newspapers to Gatehouse Media for approximately $72.0 million. The daily newspapers included in the sale were The Herald News located in Fall River, Massachusetts and the Taunton Daily Gazette located in Taunton, Massachusetts. Additionally, the sale included five non-daily publications. Also, in February 2007, the Company sold its three daily community newspapers and its weekly newspaper group in Rhode Island to R.I.S.N. Operations Inc. The properties included in the sale were The Call, The Times and Kent County Daily Times in Woonsocket, Pawtucket and West Warwick, Rhode Island, respectively, and its weekly group, the Southern Rhode Island Newspaper Group, in Wakefield,

Rhode Island. The final sales price was approximately $8.3 million in cash, including working capital. In 2007, the Company recognized an aggregate after-tax gain of $27.7 million or $0.70 per diluted share on the sale of its New England Cluster newspaper operations. Net after-tax proceeds of the sales were used to pay down debt and for general working capital purposes.

Liquidity and Capital Resources

Cash flows from operating activities. Net cash used in operating activities for the quarter ended March 30, 2008 was $3.7 million as compared to net cash provided by operating activities of $5.2 million for the quarter ended April 1, 2007.

Current assets were $80.0 million and current liabilities were $712.8 million as of March 30, 2008 as compared to current assets of $71.2 million and current liabilities of $80.3 as of December 30, 2007. The working capital position of the Company has been impacted by the classification of all of the Company’s bank debt as current. Although the bank debt has been classified as a current liability in accordance with US GAAP, the Company is in compliance with the financial covenants under the Second Amendment. There can be no assurance that the Company will be in compliance with its financial covenants at the next measurement date on July 23, 2008, at which time the lenders could require repayment. Accordingly, this has resulted in all of the Company’s bank debt being classified as current.

Excluding the classification of the bank debt as a current liability, the Company’s working capital increased in the first fiscal quarter of 2008 because of an increase in cash at March 30, 2008 from a borrowing under the Company’s Revolving Credit Facility. Other significant components of working capital decreased, such as accounts receivable because of lower revenues; inventory because of lower on-hand supplies and lower unit cost; and lower accounts payable and accrued expenses resulting from reduced capital expenditure programs and cost control measures.

As of March 30, 2008, $12.5 million remained available under the Revolving Credit Facility, as amended (see Subsequent Events), as calculated based on the terms of the Second Amendment. In addition to the amount available under the Revolving Credit Facility, the Company had $ 15.9 million of cash as of March 30, 2008.

Settlements of outstanding tax assessments with various state tax authorities resulted in negative cash flow from operations in the first fiscal quarter of 2008. Although the first fiscal quarter is normally a weak quarter for cash flow, it is expected that the weakness in cash flows from operations will continue throughout the current fiscal year. However, the Company believes that cash flow from operations and cash on-hand will be sufficient to meet its operating needs and debt service requirements through 2008 as long as the debt is not called by the lenders for the remainder of 2008 (see Part II Other Information Item 1A Risk Factors - Risks Relating to Liquidity).

Cash flows from investing activities. Net cash used in investing activities was less than $0.1 million for the quarter ended March 30, 2008 reflecting amounts used for capital expenditures of $0.8 million and the proceeds from the sale of a real estate asset of $0.8 million. Net cash used in investing activities was $9.6 million for the quarter ended April 1, 2007, all of which was for property, plant and equipment. Of these capital expenditures, $5.0 million was for costs in connection with the build-out of the Clinton Township, Michigan press and mailroom facility and $1.5 million was related to the Company’s investment in the its online operations. The net proceeds from the sale of the Company’s New England newspaper operations of $78.8 million are included in net cash provided by investing activities of discontinued operations.

The Company reviews its capital expenditure program periodically and modifies it as required to meet current needs and believes that it is sufficient to maintain the Company’s current level and quality of operations. In addition to its capital expenditure program, the Company is exploring the sale of certain non-core assets and underutilized real estate.

Cash flows from financing activities. Net cash provided by financing activities was $15.5 million for the quarter ended March 30, 2008, which was primarily used to increase the quarter-end cash position The Company repaid $12.5 of its outstanding term loans during the first fiscal quarter of 2008. Net cash used in financing activities was $74.8 million for the quarter ended April 1, 2007, which includes $32.5 million for repayments on the Company’s term loan and $41.5 million net repayment on its revolving credit facility.

Debt and interest rate derivatives. On December 6, 2007, the Company amended the Amended and Restated Credit Agreement, dated January 25, 2006 (the “Credit Agreement”) by and among the Company, JP Morgan Chase Bank, as administrative agent, and the other syndicated lenders, pursuant to Amendment No. 1 to the Credit Agreement (the “Amendment”). The Credit Agreement together with the Amendment is referred to as the Amended Credit Agreement.

The Amended Credit Agreement provides for (i) a secured term-loan facility (“Term Loan A”) and (ii) a secured revolving credit facility (the “Revolving Credit Facility”). The Amended Credit Agreement also provides for an uncommitted, multiple-draw term-loan facility (the “Incremental Facility”), as permitted by the administrative agent, to be repaid under conditions provided for in the Amended Credit Agreement. The lenders have no obligation to make additional loans to the Company under the Incremental Facility, but may enter into these commitments at their sole discretion. To date, the Company has not drawn down on the Incremental Facility (see Subsequent Events).

The borrowings are fully and unconditionally guaranteed by each of the Company’s subsidiaries. The Company and its guarantor subsidiaries have pledged substantially all of their assets as collateral for the borrowings.

The terms of the Amendment were effective as of December 7, 2007. The Amendment reduced the total amounts available under the Revolving Credit Facility from $375 million to $200 million and the Incremental Facility from $500 million to $250 million (see Subsequent Events). The total leverage ratio and the interest coverage ratio were changed to less restrictive terms. Additionally, the base interest rate on the LIBOR denominated debt was increased by 150 basis points, from a base rate of 125 basis points to 275 basis points. The commitment fee on the unused portion of the Revolving Credit Facility was increased to 50 basis points from 37.5 basis points.

The Company’s weighted average effective interest rate was approximately 7.3 percent for the quarter ended March 30, 2008 and approximately 6.2 percent for the quarter ended April 1, 2007.

Amounts outstanding under the Amended Credit Agreement bear interest at either (i) 250 basis points to 275 basis points above LIBOR (as defined in the Amendment) or (ii) 150 basis points to 175 basis points above the higher of (a) the Prime Rate (as defined in the Amendment) or (b) 50 basis points above the Federal Funds Rate (as defined in the Amendment). The interest rate spreads are dependent upon the ratio of the Company’s debt to the Company’s trailing four quarters cash flow (as defined in the Amendment) and are reduced or increased as such ratio declines or increases, respectively. Prior to the effective date of the Amendment, amounts outstanding with a LIBOR base rate bore interest at a 125 basis points to 50 basis points above the reference rate. The borrowings outstanding at March 30, 2008 under the Amended Credit Agreement bore interest at either various LIBOR rates (determined daily) plus 250 basis points or the Prime Rate plus 150 basis points.

A commitment fee is incurred on the average daily unused portion of the Revolving Credit Facility, payable quarterly in arrears, at a fixed 50 basis points beginning on the effective date of the Amendment. Prior to the Amendment’s effective date the commitment fee varied from 37.5 basis points to 25 basis points based on the quarterly calculation of the specified leverage ratio.

As of March 30, 2008, the Company was required under the terms of the Amended Credit Agreement to maintain certain Interest Rate Protection Agreements (“IRPAs”) on a portion of its debt to reduce the potential exposure of its future cash flows to fluctuations in variable interest rates. The minimum requirement varied depending on the Company’s total leverage ratio, as defined in the Amended Credit Agreement. Pursuant to these requirements, the Company maintained IRPAs consisting of (i) interest rate collars that established a base interest rate ceiling and a base interest rate floor and (ii) interest rate swaps in which the Company exchanged a portion of the Company’s floating rate debt for fixed rate debt, in each case at no initial cost to the Company.

The Revolving Credit Facility under the Amended Credit Agreement is available until August 12, 2012. The Company is required to pay down the principal amount of the Term Loan in quarterly installments which started on December 29, 2006 and ends with a payment of $340 million on August 12, 2012.

The Amended Credit Agreement provides for mandatory prepayments with the proceeds of certain dispositions and casualty events and with specified percentages of excess cash flow (all as defined in the Amended Credit Agreement). In addition, the full amount of the borrowings may become immediately due following events of default by the Company or its subsidiaries as specified. At anytime, the Company may prepay borrowings without premium or penalty in accordance with the provisions of the Amended Credit Agreement, which limit any optional prepayment to the next twelve months of future maturities. In the first fiscal quarter 2008, the Company made an optional prepayment of $12.5 million on Term Loan A. Through the end of fiscal 2007, the Company made all required installment payments and made optional prepayments of contractual maturities that were due through the first fiscal quarter of 2009. Interest and commitment fees are payable quarterly or at the end of selected interest periods.

As of March 30, 2008, the remaining aggregate contractual fiscal year payments under Term Loan A are as follows:

2008	$—
2009	37,500
2010	60,000
2011	60,000
2012	385,000

The Amended Credit Agreement prohibits the payment of dividends and repurchase of the Company’s common stock and requires the Company to maintain specified financial ratios, and subjects it to specified operational limitations, including, among others, limitations on its ability to incur additional indebtedness, to make certain fundamental Company changes (such as mergers and dispositions of assets), and to undertake certain capital expenditures. The Company’s ability to meet these covenants will depend on future operating cash flows, working capital needs and other sources and uses of funds, which in turn will be subject to economic conditions and to financial, market and competitive factors, many of which are beyond the Company’s control. Failure to meet these covenants could result in additional costs and fees to amend the Amended Credit Agreement or result in the principal balance of the borrowings under the Amended Credit Agreement becoming immediately due and payable. Furthermore, the Company may need a waiver of its Amended Credit Agreement covenants and there can be no assurance that the Company could receive such waiver.

Classification of Debt

The Company was in compliance with the total leverage financial covenant contained in the Amended Credit Agreement for the fiscal quarter ending March 30, 2008 under the terms of the Second Amendment (as defined below). Unless there is significant improvement in the Company’s operating results during the second fiscal quarter or the Company is successful in obtaining an additional amendment to the total leverage financial covenant, it is probable that the Company will be in violation of such covenant as of July 23, 2008, the date the second fiscal quarter results are applied to the total leverage financial covenant calculation under the Second Amendment. As a result, all amounts outstanding under the Amended Credit Agreement have been classified as current liabilities as of March 30, 2008. There can be no assurance that the Company will see significant improvements in its operating results or that the lenders will agree to any such amendment (or the timing or terms and conditions of any such amendment).

Other Contractual Liabilities

There have been no material changes during the first fiscal quarter of 2008 in the contractual obligations discussed in the Annual Report on form 10-K for the year ended December 30, 2007.

Subsequent Events

Change in Common Stock Listing

The Company was notified by the New York Stock Exchange (“NYSE”) on March 31, 2008 that the Company’s stock price had fallen below the NYSE’s continued listing standard relating to minimum average 30 day closing price. On April 16, 2008, the NYSE suspended trading of the Company’s stock. Shortly thereafter, the Company’s stock began trading on the over-the-counter market under the symbol JRCO.PK. Additionally, on May 1, 2008, the Company announced that it intends to terminate registration of the Company’s common stock with the SEC.

Amendment to the Credit Agreement

On April 29, 2008 (the “Effective Date”), the Company amended the Amended Credit Agreement by and among the Company, JP Morgan Chase Bank, as administrative agent, and the other syndicated lenders, pursuant to Amendment No. 2 to the Credit Agreement (the “Second Amendment”). The terms of the Second Amendment apply for a limited period of time from the Effective Date to the date that the Company’s second fiscal quarter 2008 financial statements are delivered to the lenders. Among the changes made by the Second Amendment include the reduction in the total amount available under the Revolving Credit Facility from $200 million to $150 million, the suspension of borrowings under the Incremental Facility, and elimination of the requirement to maintain IRPAs. Additionally, the total leverage ratio required by the covenant applicable to the March 30 and July 23 measurements was modified to less restrictive measurements of the total leverage ratio as defined in the Amended Credit Agreement. Interest is now required to be paid monthly at the end of the last day of the month. In connection with the Second Amendment, the Company incurred approximately $400,000 of costs, which will be recognized in the second fiscal quarter of 2008.

Financial Advisor

On April 7, 2008, the Company announced it had retained Lazard Freres & Co. LLC as its financial advisor to help the Company evaluate its strategic options.

Reconciliation of Certain Non-GAAP Financial Measures.

The Company believes that the use of certain non-GAAP financial measures enables the Company and its analysts, investors and other interested parties to evaluate and compare the Company’s results of operations and cash resources generated from its business in a more consistent manner. Accordingly, this information has been disclosed in this report to permit a more complete comparative analysis of the Company’s operating performance and capitalization relative to other companies in the industry and to provide an analysis of operating results using certain principal measures used by the Company’s chief operating decision makers to measure the operating results and performance of the Company and its operations. The Company believes the use of EBITDA is appropriate given the short period of time it takes to convert new orders to cash. EBITDA is also the basis of certain covenants contained in its Amended Credit Agreement.

All EBITDA figures in this report are non-GAAP financial measures. The Company defines EBITDA as net income plus provision for income taxes, interest expense (net of non-operating income or expense), depreciation, amortization and other non-cash, special or non-recurring charges. For the quarter ended March 30, 2008, EBITDA was $13.7 million as compared to $19.0 million for the quarter ended April 1, 2007. Additionally, the Company defines EBITDA margin as EBITDA divided by total revenues.

These non-GAAP financial measures should not be considered as alternatives to GAAP measures of performance, such as operating income or net income. In addition, the Company’s calculations of these measures may or may not be consistent with the calculations of these measures by other companies. The table below provides reconciliations of the differences between income from continuing operations and EBITDA for the quarters ended March 30, 2008 and April 1, 2007.

(In thousands)	March 30, 2008	April 1, 2007
(Loss) income from continuing operations	$(72,237)	$1,512
Add: Income tax (benefit) provision	(25,122)	1,840
Add: Interest expense net of other income or expense	10,936	11,056
Operating (loss) income	(86,423)	14,408
Add: Depreciation and amortization	4,746	4,587
Add: Impairment charges	95,400	—
EBITDA	$13,723	$18,995
EBITDA margin	13.4%	16.6%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 30, 2007, details the Company’s disclosures about market risk. As of March 2008, there have been no material changes in the market risk for the Company from December 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures over financial reporting and concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There has been no material changes in any of the Company’s legal proceedings during the first fiscal quarter of 2008 from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Item 1A. Risk Factors

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The following risk factors should be read in conjunction with those described in “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Risks Relating to Operations:

The Company depends on the economies and demographics of local communities in its markets and is susceptible to general economic downturns, which could have an adverse affect on its results of operations.

The Company’s advertising revenues and, to a lesser extent, circulation revenues are dependent on a variety of factors specific to the communities that the Company’s newspapers serve. These factors include, among others, the size and demographic characteristics of the local population, local economic conditions in general, and the related retail segments in particular, as well as local weather conditions. The Company, as well as others in the newspaper industry, is susceptible to a general advertising recession. The Company has been experiencing declines in revenue similar to the overall newspaper industry.

Risks Relating to Liquidity:

The Company’s Amended Credit Agreement contains a number of operating restrictions and financial covenants that may restrict the way the Company operates the business and may negatively impact its ability to finance future needs. If the Company violates these restrictions or covenants, it will be in default under the Amended Credit Agreement.

In December 2007, the Company entered into its Amended Credit Agreement and on April 29, 2008 entered into amendment number two. The Amended Credit Agreement imposes a number of restrictions on the Company, some of which become more restrictive over time. A failure to comply with these restrictions could adversely affect the Company’s ability to borrow under the revolving credit facility or result in an event of default under the Amended Credit Agreement. Under the Amended Credit Agreement, there are limitations on certain corporate activities, including, among other things, acquisition of assets, disposition of assets, the incurrence of additional debt, the making of loans or investments, the creation of liens, the making of capital expenditures and the prepayment of indebtedness. The Amended Credit Agreement prohibits the payment of dividends and repurchase of common stock. The Amended Credit Agreement also contains financial and other covenants that create limitations on the Company’s ability to, among other things, borrow the full amount on its revolver and requires it to maintain various financial ratios and comply with various financial covenants. These financial ratios include the following:

•

The Amended Credit Agreement requires that the Company’s Total Leverage Ratio (as defined in the Amended Credit Agreement) not exceed a specified multiple. As of March 30, 2008, the Total Leverage Ratio, as modified, was required not to exceed 7.00x. The Total Leverage Ratio decreases to 6.65x as of October 1, 2008, 6.50x as of January 1, 2009 and decreases further, thereafter; and

•

The Amended Credit Agreement requires that the Company’s minimum Interest Coverage Ratio (as defined in the Amended Credit Agreement) be at least 1.85x through December 31, 2010 and increases to 2.00x, thereafter.

The Company was in compliance with the total leverage financial covenant for the measurement date of March 30, 2008 under the terms of the Second Amendment. Continued compliance with the Company’s financial covenants will depend on the future performance of the business and its ability to curtail the negative revenue trends experienced in prior periods as well as the ability to address the other risks set forth above and in the Annual Report on Form 10-K as of December 30, 2007. Unless there is significant improvement in the Company’s operating results during the second fiscal quarter or the Company is successful in obtaining an additional amendment to the total leverage financial covenant, it is probable that the Company will be in violation of such covenant as of July 23, 2008, the date the second fiscal quarter results are applied to the total leverage financial covenant calculation under the Second Amendment. As a result, all amounts outstanding under the Amended Credit Agreement have been classified as current liabilities as of March 30, 2008. There can be no assurance that the Company will see significant improvements in its operating results or that the lenders will agree to any such amendment (or the timing or terms and conditions of any such amendment).

In the event of a default, the lenders under the Amended Credit Agreement could terminate their commitments to the Company and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, the Company might not be able to pay these amounts or it might be forced to seek an amendment or waiver which could make the terms of the Amended Credit Agreement more onerous for the Company and require the payment of amendment or waiver fees. The Company cannot provide assurance that lenders would consent to any amendment or waiver of any covenant violations, the timing of any such amendment or the terms thereof. Any future amendments required would be subject to current credit market conditions at that time which may result in an increase in cost to the Company.

The Company’s leverage may adversely affect its business and financial performance and may restrict its operating flexibility.

The level of the Company’s indebtedness and its ongoing cash flow requirements for debt service may expose it to a risk that a substantial decrease in operating cash flows due to economic developments or adverse developments in its business, including declines in advertising revenue, could make it difficult to meet debt service requirements. In addition, the Company’s leverage may limit cash flow available for general corporate purposes, such as capital expenditures and its flexibility in reacting to competitive, technological and other changes in its industry and economic conditions, generally.

Risks Relating to the Company’s Common Stock:

The Company’s common stock was delisted from the New York Stock Exchange which may adversely affect the price and liquidity of the Company’s common stock and the Company’s ability to access the capital markets.

The delisting of the Company’s common stock may significantly affect the ability of investors to trade the Company’s shares and negatively affect the value and liquidity of the Company’s common stock. The Company’s common stock is now quoted in the over-the-counter market in the “pink sheets”. In addition, the Company’s common stock is subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, relating to “penny stocks.” These rules require brokers who sell securities that are subject to these rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These requirements could make it more difficult to buy and sell the Company’s common stock in the open market. The delisting may have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest.

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

The Company eliminated its quarterly dividend program in October 2007. Additionally, covenants in the Company’s Amended Credit Agreement prohibit payments of cash dividends and repurchases of common stock and restricts the Company’s ability to make certain other payments.

The Company has announced its intention of terminating the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event that deregistration is consummated the Company will no longer make public filings under the Exchange Act.

The Company announced that it intends to file with the SEC to terminate registration of the Company’s common stock and suspend its obligation to file current and periodic reports with the SEC. It is the Company’s intention to continue to file quarterly reports, but there can be no assurance that the Company will actually file such reports, or if it does file such reports, that it will continue to do so for any period of time following deregistration.

In the event that deregistration of the Company’s common stock is consummated, the Company will no longer be subject to public reporting requirements under the Exchange Act, including requirements to file annual reports on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K. Consequently, financial information or other information concerning the Company may be restricted to that information that the Company may choose to voluntarily disclose or be required to disclose pursuant to applicable legal requirements and the Company’s corporation by-laws.

Although the Company anticipates that, immediately following any such deregistration, its common stock will continue to be quoted in the pink sheets, there can be no assurances that such quotation of the Company’s common stock will occur or continue for any period of time. Rules promulgated under the Exchange Act require brokers to obtain certain financial information and assess its reliability before publishing quotations for securities that are not registered under the Exchange Act. As indicated above, following deregistration, the Company will be under no obligation to make public filings under the Exchange Act, and any information that the Company makes available to the public may not include all the information that a broker would need to have available to publish quotations of the Company’s common stock. Accordingly, quotations for the Company’s common stock in the pink sheets may cease to be published if brokers determine that the available information about the Company is no longer current. In that case, there would be no public market for the Company’s common stock, and stockholders may be unable to sell shares of the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

There are no material changes to the share repurchase program as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Although approximately $11.9 million of stock may yet be purchased under the Board authorized repurchase plan, the Company is prohibited from repurchasing its common shares by the Amended Credit Agreement.

Item 5. Other Information

On April 15, 2008, Stephen P. Mumblow, Class A director of the Company informed the Company that he will resign as a Director of the Company and as the Chairman of the Audit Committee effective May 15, 2008.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 9, 2008	JOURNAL REGISTER COMPANY
	By:	/s/ Julie A. Beck
Julie A. Beck Executive Vice President and Chief Financial Officer (signing on behalf of the registrant and as principal financial officer)